Form 10-Q
period 1996-03-31
HEALTHPLAN SERVICES CORP
filed 1996-05-15
CIK 942319

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)


[x]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



        For the transition period from               to



                          COMMISSION FILE NO. 1-13772



                        HEALTHPLAN SERVICES CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)



            DELAWARE                              13-3787901
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                Identification No.)

                3501 FRONTAGE ROAD, TAMPA, FLORIDA         33607
             (Address of Principal Executive Offices)   (Zip Code)

                                 (813) 289-1000
              (Registrant's Telephone Number, Including Area Code)



                                 NOT APPLICABLE
  (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                -----      -----

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Total number of shares of Common Stock outstanding as of April 30, 1996.


Common Stock  ......................................................  13,396,757

                        HEALTHPLAN SERVICES CORPORATION

                               TABLE OF CONTENTS

                                                                                                                    Page No.
                                                                                                                    --------
PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements           . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2

                 Consolidated Balance Sheet
                 March 31, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2

                 Consolidated Statement of Income
                 Three Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .          3

                 Consolidated Statement of Changes in Common Stockholders'
                 Equity March 31, 1996      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4

                 Consolidated Statement of Cash Flows
                 Three Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .          5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .          6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9

PART II - OTHER INFORMATION

Item 3.       Legal Proceedings             . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11

Item 4.       Changes in Securities         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11

Item 6.       Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                        HEALTHPLAN SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                       MARCH 31,  DECEMBER 31,
                                                                         1996         1995
                                                                      ----------  ------------
                                                                      (unaudited)
                                    ASSETS
Current assets:
  Cash and cash equivalents                                           $   6,734   $   4,738
  Restricted cash                                                         8,815       1,005
  Short-term investments                                                 30,229      36,723
  Accounts receivable                                                     7,727       6,411
  Refundable income taxes                                                     -       1,041
  Prepaid commissions                                                       519         748
  Prepaid expenses and other current assets                               1,808       1,485
  Deferred taxes                                                            477         965
                                                                      ---------   ---------
          Total current assets                                           56,309      53,116
Property and equipment, net                                               9,572       9,241
Other assets, net                                                         1,140       1,463
Note receivable                                                           6,900           -
Investment in unconsolidated subsidiary                                   2,055           -
Goodwill, net                                                            48,331      48,847
                                                                      ---------   ---------
          Total assets                                                $ 124,307   $ 112,667
                                                                      =========   =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $   1,987   $   3,407
  Premiums payable to carriers                                           27,730      17,209
  Commissions payable                                                     3,073       2,897
  Deferred revenue                                                        1,119         947
  Accrued liabilities                                                     3,763       5,093
  Accrued contract commitments                                               18         482
  Income taxes payable                                                      461           -
  Current portion of long-term debt                                          68          68
                                                                      ---------   ---------
          Total current liabilities                                      38,219      30,103
Note payable                                                              1,214       1,214
Deferred taxes                                                              517         354
Other long-term liabilities                                                  27          30
                                                                      ---------   ---------
          Total liabilities                                              39,977      31,701
                                                                      ---------   ---------

Common stockholders' equity:
  Common stock voting, $0.01 par value 25,000,000 shares
      authorized, 13,396,757 and 13,395,357 issued and outstanding
      at March 31, 1996 and December 31, 1995, respectively                 134         134
  Additional paid-in capital                                             71,735      71,636
  Retained earnings                                                      12,530       9,196
                                                                      ---------   ---------
                                                                         84,399      80,966
  Less:  Valuation allowance on securities available for sale               (69)          -
                                                                      ---------   ---------
          Total stockholders' equity                                     84,330      80,966
                                                                      ---------   ---------
          Total liabilities and stockholders' equity                  $ 124,307   $ 112,667
                                                                      =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)



                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                 ------------------------------------
                                         1996             1995
                                         ----             ----
                                            (unaudited)
Operating revenues                     $ 30,298        $ 23,413
Interest income                             710             163
                                       --------        --------
          Total revenues                 31,008          23,576
                                       --------        --------
Expenses:
  Agents commissions                      9,762           9,303
  Personnel expenses                      8,393           6,187
  General and administrative              5,821           4,015
  Pre-operating and contract
    start-up costs                          277               -
  Depreciation and amortization           1,274             931
                                       --------        --------
          Total expenses                 25,527          20,436
                                       --------        --------
Income before interest expense
  and income taxes                        5,481           3,140
Interest expense                             16              16
                                       --------        --------
Income before income taxes                5,465           3,124
Provision for income taxes                2,131           1,269
                                       --------        --------

          Net income                   $  3,334        $  1,855
                                       ========        ========
Dividends on Redeemable
  Preferred Stock                      $      -        $    285
                                       ========        ========
Net income attributable to
  common stock                         $  3,334        $  1,570
                                       ========        ========
Pro forma net income per share         $   0.25        $   0.20
                                       ========        ========
Pro forma weighted average
  shares outstanding                     13,457           9,339
                                       ========        ========
Historical weighted average
  net income per share                 $   0.25        $    n/a
                                       ========        ========
Historical weighted average
  share outstanding                      13,456             n/a
                                       ========        ========



  The accompanying notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                     VOTING  ADDITIONAL
                                                     COMMON   PAID-IN    RETAINED   VALUATION
                                                      STOCK   CAPITAL    EARNINGS   ALLOWANCE      TOTAL
                                                    -------  ----------  --------   ---------      -----
Balance at December 31, 1995                         $134    $71,636     $  9,196    $  0         $ 80,966
Vesting of stockholders' interest in management
  stock (unaudited)                                     -         79            -       -               79
Issuance of 1,400 shares in connection with
  stock option plans (unaudited)                        -         20            -       -               20
Valuation allowance from marketable securities
  (unaudited)                                           -          -            -     (69)             (69)
Net income (unaudited)                                  -          -        3,334       -            3,334
                                                      ----------------------------------------------------
Balance at March 31, 1996 (unaudited)                $134    $71,735     $ 12,530    $(69)        $ 84,330
                                                     =====================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)



                                                    For the Three Months Ended March 31,
                                                    ------------------------------------
                                                    1996                          1995
                                                    ----                          ----
                                                                (unaudited)
Cash flows from operating activities:
  Net income                                     $  3,334                        $ 1,855
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                        713                            524
  Amortization of goodwill                            507                            356
  Amortization of deferred costs                       54                             51
  Issuance of common stock to management               79                             80
  Deferred taxes                                      651                              -
(Increase) Decrease in:
  Restricted cash                                  (7,810)                        (1,193)
  Accounts receivable                              (1,316)                        (2,055)
  Refundable income taxes                           1,041                              -
  Prepaid commissions                                 229                            (36)
  Prepaid expenses and other current
    assets                                           (323)                          (516)
  Other assets                                        270                              -
Increase (Decrease) in:
  Accounts payable                                 (1,420)                           396
  Premiums payable to carriers                     10,521                          3,316
  Commissions payable                                 176                             54
  Deferred revenue                                    172                            212
  Accrued liabilities                              (1,330)                          (498)
  Accrued contract commitments                       (464)                          (785)
  Income taxes payable                                461                           (135)
                                                 --------                        -------
          Net cash provided by
            operating activities                    5,545                          1,626
                                                 --------                        -------
Cash flows from investing activities:
  Purchases of property and equipment              (1,039)                          (695)
  (Purchases) sales of short-term
     investments, net                               6,425                              -
  Investment in unconsolidated
    subsidiary                                     (2,055)                             -
  Increase in note receivable                      (6,900)                             -
                                                 --------                        -------
          Net cash used in investing
            activities                             (3,569)                          (695)
                                                 --------                        -------
Cash flows from financing activities:
  Issuance of common stock                             20                              -
                                                 --------                        -------
          Net cash provided by (used in)
            financing activities                       20                              -
                                                 --------                        -------
Net increase in cash and cash equivalents           1,996                            931
Cash and cash equivalents at beginning
  of period                                         4,738                          4,303
                                                 --------                        -------
Cash and cash equivalents at end of
  period                                         $  6,734                        $ 5,234
                                                 ========                        =======
Supplemental disclosure of cash flow
  information:
  Cash paid for interest                         $      -                        $     -
                                                 ========                        =======
  Cash paid for income taxes                     $     64                        $ 1,470
                                                 ========                        =======
Supplemental disclosure of noncash activities:
  Issuance of common stock to management         $     79                        $    80
                                                 ========                        =======
  Dividends on redeemable preferred stock        $      -                        $   285
                                                 ========                        =======


   The accompany notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

      On October 1, 1994, HealthPlan Services Corporation (the "Company"), a company formed by certain Company officers and Noel Group, Inc., acquired the outstanding stock and assumed designated liabilities of Plan Services, Inc., a division of The Dun & Bradstreet Corporation. The Company provides distribution, enrollment, billing and collection, claims administration, and information reports and analysis on behalf of health care payors and providers. Its customers include small businesses, health care purchasing alliances, health maintenance organizations ("HMOs") and other managed care organizations, insurance companies, and organizations with self-funded health care plans. It serves approximately 85,000 businesses, plan holders and governmental agencies in 50 states, Washington, D.C. and Puerto Rico.

      On May 19, 1995, the Company completed an initial public offering of 4,025,000 shares of its Common Stock, shares of which are presently traded on the New York Stock Exchange.


2.  SIGNIFICANT ACCOUNTING POLICIES


    Basis of presentation

      The interim financial data is unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1996.

      In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.


    Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries HealthPlan Services, Inc. ("HPS") and HealthCare Informatics Corporation, as well as Third Party Claims Management, Inc. ("TPCM"), the wholly owned subsidiary of HPS. All intercompany transactions and balances have been eliminated in consolidation.


   Short-Term Investments

      Investments in marketable securities at March 31, 1996 consisted of a professionally managed portfolio of short- term financial instruments including short-term municipal bonds. As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The effect of SFAS 115 is dependent upon classification of the investment. As the Company's investments are classified as available for sale, they are measured at fair market value. Any decline in the value of investments is recorded as a valuation allowance in the equity section of the balance sheet. There are no investments with maturities of greater than one year.


    Earnings per share

      Earnings per share was computed based on both the historical and pro forma weighted average number of shares of Common Stock outstanding during the period. The pro forma basis gives retroactive effect in 1995 to the exchange of the Company's Redeemable Series A and Series B Preferred Stock at the time of the Company's initial public offering. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all stock options and shares of Common Stock issued have been included as outstanding for the entire period using the treasury stock method.


    Income Taxes

      The Company's effective tax rate for these periods differed from the statutory rate due primarily to the amortization of goodwill and state income taxes. The Company's effective tax rate is expected to vary from the statutory rate for the remainder of the fiscal year.


    Pre-Operating and Contract Start-Up Costs

      The Company has elected to expense as incurred, and segregate from other operating costs, those costs related to the preparation for and implementation of new products and contracts for services to new customers prior to the initiation of significant new revenue activity from these new revenue initiatives.


    Stock-Based Compensation

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," which will be adopted by the Company in 1996. SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans. However, it also allows companies to continue to apply the intrinsic value method currently prescribed by existing generally accepted accounting principles on the condition that pro forma disclosures are made illustrating the effect of the fair value based method on the income statement.

      The Company has not yet decided if it will apply the effects of SFAS 123 to its income statement upon adoption in 1996 or if it will provide pro forma disclosures only.


3.  CREDIT FACILITY

      On April 22, 1996, the Company received commitments to a $75 million senior credit facility from several participating banks, subject to customary conditions including satisfactory documentation. First Union National Bank of North Carolina ("First Union") will serve as administrative agent with respect to this facility. The Company plans to use available capital from the facility to refinance its existing $20 million credit facility with First Union, to fund acquisitions, and to support other general corporate purposes. Like the existing credit facility, the new facility will contain provisions which require the Company to maintain certain minimum financial ratios, impose limitations on acquisition activity, and prohibit the Company from declaring or paying any dividend upon any of its capital stock without the consent of First Union.

4.  ACQUISITIONS

      On August 31, 1995, HPS acquired all of the issued and outstanding shares of capital stock of TPCM. TPCM's principal business is the administration of medical benefits for self-funded health care plans.

      On October 12, 1995, HPS acquired substantially all of the assets and assumed certain liabilities of the third party administration business of Diversified Group Brokerage Corporation ("DGB"), effective as of October 1, 1995.

      Both TPCM and DGB have experienced declining revenues due to customer attrition. If additional customers elect to change suppliers, it could have an adverse effect on the expected economic benefits of the acquisitions. The Company has begun consolidating and integrating the operations of the TPCM and DGB businesses, and intends to continue this process in 1996.

      On January 8, 1996, the Company entered into an agreement with Medirisk, Inc. ("Medirisk"), a provider of proprietary health care information products and services that track the price and utilization of medical procedures, to purchase $2.0 million of Medirisk preferred stock representing a 9% ownership interest in Medirisk accounted for by the Company under the cost method. In addition, the Company agreed to lend Medirisk up to $10.0 million over four years in the form of debt, with interest payable to the Company at a rate of 10% per annum, for which the Company would receive detachable warrants to purchase Medirisk common stock at $0.01 per share. On March 15, 1996, Medirisk exercised its option to issue $6.9 million in debt, and has acquired two health care data companies using proceeds from the Company's preferred stock investment and debt purchase. The investment could result in the Company owning up to 25% of Medirisk.


5.  SUBSEQUENT EVENTS

      On May 15, 1996, the Company significantly reduced the staff at its Memphis, Tennessee office from approximately 80 employees to eight employees, in order to achieve operational efficiencies. The Memphis office provides claims administration services for clients obtained in the TPCM acquisition. The Company will operate this claims administration business primarily from its Tampa, Florida and Oklahoma City, Oklahoma offices. The Company intends to continue consolidating and integrating the operations of TPCM and DGB during the remainder of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.       RESULTS OF OPERATIONS

         The following is a discussion of material changes in the consolidated results of operations of the Company for the three months ended March 31, 1996 compared to the same period in 1995. The Company provides distribution, enrollment, billing and collection, claims administration, and information reports and analysis on behalf of health care payors and providers. Its customers include small businesses, health care purchasing alliances, HMOs and other managed care organizations, insurance companies, and organizations with self-funded health care plans. It serves approximately 85,000 businesses, plan holders and governmental agencies in 50 states, Washington D.C. and Puerto Rico. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                             -------------------
                                                                                             1996           1995
                                                                                             ----           ----
                     Operating revenues      . . . . . . . . . . . . . . . . . . . . . .       97.7%        99.3%
                     Interest income     . . . . . . . . . . . . . . . . . . . . . . . .        2.3%         0.7%
                     Total revenues      . . . . . . . . . . . . . . . . . . . . . . . .      100.0%       100.0%
                     Expenses:
                         Agents commissions      . . . . . . . . . . . . . . . . . . . .       31.4%        39.4%

                         Personnel expenses      . . . . . . . . . . . . . . . . . . . .       27.1%        26.3%
                         General and administrative      . . . . . . . . . . . . . . . .       18.7%        17.0%
                         Pre-Operating and contract
                                   start-up costs    . . . . . . . . . . . . . . . . . .        0.9%         0.0%
                         Depreciation and amortization     . . . . . . . . . . . . . . .        4.1%         3.9%
                                   Total expenses      . . . . . . . . . . . . . . . . .       82.2%        86.6%

                     Net income before interest expense and
                         income taxes        . . . . . . . . . . . . . . . . . . . . . .       17.8%        13.4%
                     Interest expense    . . . . . . . . . . . . . . . . . . . . . . . .        0.1%         0.1%
                     Net income before income taxes      . . . . . . . . . . . . . . . .       17.7%        13.3%
                     Provision for income taxes    . . . . . . . . . . . . . . . . . . .        6.9%         5.4%
                     Net income      . . . . . . . . . . . . . . . . . . . . . . . . . .       10.8%         7.9%

                     Dividends on Redeemable Preferred
                         Stock     . . . . . . . . . . . . . . . . . . . . . . . . . . .        0.0%         1.2%
                     Net income attributable to common
                         stock     . . . . . . . . . . . . . . . . . . . . . . . . . . .       10.8%         6.7%

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

         Revenues for the three months ended March 31, 1996 increased $7.4 million, or 31.4%, to $31.0 million from $23.6 million for the same period in 1995. This increase resulted primarily from revenue of $4.6 million produced by the Company's 1995 acquisitions, $1.1 million in revenue from the new alliance contract in Kentucky, $0.8 million in revenue from new Administrative Services Only ("ASO") contracts, and interest income of $0.5 million from the proceeds of the Company's initial public offering on May 19, 1995. Revenues provided from Multiple Employer Trust ("MET") business increased by

$0.1 million from the same period in 1995, and by $0.4 million from the fourth quarter of 1995. This was the second consecutive quarter of increasing MET revenues after seven consecutive quarters of MET revenue decreases.

         Agents commissions expenses for the three months ended March 31, 1996 increased $0.5 million, or 5.4%, to $9.8 million from $9.3 million for the same period in 1995. Agents commissions represented 32.2% of operating revenues in 1996 (39.7% in 1995). This decrease in commissions as a percentage of revenue resulted primarily from an increase in ASO and alliance revenue as a percentage of total revenue. As a percentage of revenue, MET agents commissions are typically significantly greater than ASO agents commissions. There are no agents commissions associated with alliance revenues. MET agents commissions represented 44.2% of MET revenues in 1996 (46.7% in 1995), and ASO agents commissions represented 13.6% of ASO revenues in 1996 (9.9% in 1995).

         Personnel costs for the three months ended March 31, 1996 increased $2.2 million, or 35.5%, to $8.4 million from $6.2 million for the same period in 1995. This increase primarily resulted from the additional costs associated with the Company's 1995 acquisitions and the alliance contract in Kentucky.

         General and administrative expenses for the three months ended March 31, 1996 increased $1.8 million, or 45.0%, to $5.8 million from $4.0 million for the same period in 1995. This increase primarily resulted from other operating expenses (primarily postage, telephone and printing) related to the Company's 1995 acquisitions and costs associated with the Kentucky alliance and new ASO contracts.

         The Company incurred $0.3 million in pre-operating and start-up costs during the three months ended March 31, 1996. These costs related primarily to the state-sponsored health care purchasing alliances in North Carolina and Washington, the private alliance in Texas and the new ASO contracts, and consisted of salaries and wages and temporary help, printing and travel expenses.

         Depreciation and amortization expenses for the three months ended March 31, 1996 increased $0.4 million, or 44.4% to $1.3 million from $0.9 million in 1995. This increase related primarily to an increase in the amortization of goodwill related to the Company's 1995 acquisitions.


B.       LIQUIDITY AND CAPITAL RESOURCES

         On May 19, 1995, the Company completed an initial public offering which generated net proceeds of approximately $51.0 million. On August 31, 1995, HPS used approximately $7.5 million of the offering proceeds to acquire all of the outstanding capital stock of TPCM. On October 12, 1995, HPS used approximately $5.1 million of the proceeds to acquire substantially all of the assets of the third party administration business of DGB. The Company placed an additional $5 million of the proceeds in an escrow account to guarantee the availability of funds for semi-monthly payments due with respect to the DGB acquisition. On January 13, 1996, using offering proceeds, the Company acquired $2.0 million of preferred stock of Medirisk, representing a 9% ownership interest in Medirisk, and on March 15, 1996, Medirisk exercised its option to issue $6.9 million of debt with detachable warrants to the Company. To date the Company has not elected to convert the detachable warrants into common stock of Medirisk.

         The Company intends to continue to utilize the remaining net proceeds of the public offering to fund working capital, to expand the Company's core business through selective acquisitions of other health care administration, marketing and information businesses, to further invest in the health care purchasing alliance business, to finance completion of the conversion of the Company's information systems to client-server technology, to develop an electronic, automated claims adjudication system and for other general corporate purposes, including the development of new information-based products with data generated by the Company's claims adjudication system.

         Pending use of the remaining net proceeds from the offering as described above, the Company has invested the proceeds in short-term fixed income obligations of investment grade quality.

         On April 22, 1996, the Company received commitments to a $75 million senior credit facility from several participating banks, subject to customary conditions including satisfactory documentation. First Union will serve as administrative agent with respect to this facility. The Company plans to use available capital from the facility to refinance its existing $20 million facility with First Union, to fund acquisitions, and to support other general corporate purposes. Like the existing credit facility, the new facility will contain provisions which require the Company to maintain certain minimum financial ratios, impose limitations on acquisition activity, and prohibit the Company from declaring or paying any dividend upon any of its capital stock without the consent of First Union.

         Based on current expectations, the Company believes that all operating, investing and financing activities for the remainder of 1996 and the foreseeable future will be met from internally generated cash flow, available cash, or its existing or future credit facility.

C.       SEASONALITY AND INFLATION

         The Company has not experienced any pattern of seasonality with respect to its sales.

         The Company does not believe that inflation had a material effect on its results of operations for the three months ended March 31, 1996 or March 31, 1995. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

PART II - OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS

         In November 1995, Self Funded Strategies, L.L.C. ("SFS") filed a complaint against the Company in the District Court of Dallas County, Texas.
SFS provided sales and marketing services for the Company's ASO business between July 1992 and August 1995, when the Company terminated its contract with SFS. The SFS complaint alleges that the Company wrongfully terminated the SFS contract, and also alleges tortious interference and breach of implied covenant of good faith and fair dealing. The complaint, which has been served on the Company, asserts an estimated $25 million in compensatory damages plus unspecified punitive damages. The Company and SFS are negotiating an agreement to resolve this dispute through binding arbitration. The Company intends to defend its interests in this matter vigorously. There can be no assurance, however, regarding the outcome of this matter, and an adverse outcome could have a material adverse effect on the Company.

ITEM 4.  CHANGES IN SECURITIES

      At the Annual Meeting of Stockholders of the Company held on May 2, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock of the Company from 25,000,000 shares to 100,000,000 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

                 Exhibit
                 Number                    Description of Exhibit
                 ------                    ----------------------
                  27.1                     Financial Data Schedule (for SEC use only)

                        HEALTHPLAN SERVICES CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HEALTHPLAN SERVICES CORPORATION




Date:  May 14, 1996                     /s/ James K. Murray, Jr.
       ---------------------            ----------------------------------------
                                        President and Chief Executive Officer



Date:  May 14, 1996                     /s/ James K. Murray III
       ---------------------            ----------------------------------------
                                        Executive Vice President and Chief
                                        Financial Officer