Form 10-Q
period 1996-06-30
HEALTHPLAN SERVICES CORP
filed 1996-08-13
CIK 942319

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes   X     No
     ---       ---

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Total number of shares of Common Stock outstanding as of July 31, 1996.


Common Stock   . . . . . . . . . . . . . . . . . . . . . . . . .   14,908,847

                        HEALTHPLAN SERVICES CORPORATION

                               TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Balance Sheet
            June 30, 1996 and December 31, 1995   . . . . . . . . . .     2

            Consolidated Statement of Income Three and Six
            Six Months Ended June 30, 1996 and 1995   . . . . . . . .     3

            Consolidated Statement of Changes in
            Common Stockholders' Equity June 30, 1996   . . . . . . .     4

            Consolidated Statement of Cash Flows
            Six Months Ended June 30, 1996 and 1995 . . . . . . . . .     5

            Notes to Consolidated Financial Statements  . . . . . . .     6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations   . . . . .     9

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .    12


PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


                       HEALTHPLAN SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                             JUNE 30,      DECEMBER 31,
                                                                                 1996              1995
                                                                          -----------      ------------
                                                                         (UNAUDITED)
                                     ASSETS
Current assets:
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .      $  5,173          $  4,738
 Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,338             1,005
 Short-term investments . . . . . . . . . . . . . . . . . . . . . . . .        30,040            36,723
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .         8,189             6,411
 Refundable income taxes. . . . . . . . . . . . . . . . . . . . . . . .             -             1,041
 Prepaid commissions. . . . . . . . . . . . . . . . . . . . . . . . . .           319               748
 Prepaid expenses and other current assets. . . . . . . . . . . . . . .         2,735             1,485
 Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .           127               965
                                                                             --------          --------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . .        55,921            53,116
 Property and equipment, net. . . . . . . . . . . . . . . . . . . . . .         9,833             9,241
 Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . .         1,349             1,463
 Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,900                 -
 Investment in unconsolidated subsidiary. . . . . . . . . . . . . . . .         2,056                 -
 Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        47,824            48,847
                                                                             --------          --------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . .      $123,883          $112,667
                                                                             ========          ========

 Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,178          $  3,407
  Premiums payable to carriers . . . . . . . . . . . . . . . . . . . .         25,752            17,209
  Commissions payable. . . . . . . . . . . . . . . . . . . . . . . . .          3,105             2,897
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . .            716               947
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          2,976             5,093
  Accrued contract commitments . . . . . . . . . . . . . . . . . . . .              -               482
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . .            314                 -
  Current portion of long-term debt payable. . . . . . . . . . . . . .             70                68
                                                                             --------          --------
      Total current liabilities. . . . . . . . . . . . . . . . . . . .         34,111            30,103
 Note payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,186             1,214
 Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .            631               354
 Other long-term liabilities . . . . . . . . . . . . . . . . . . . . .             23                30
                                                                             --------          --------
      Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .         35,951            31,701
                                                                             --------          --------
 Common stockholders' equity:
  Common stock voting, $.01 par value, 100,000,000
   authorized and 13,400,757 issued and outstanding
   at June 30, 1996; 25,000,000 authorized and
   13,395,357 issued and outstanding at December 31, 1995 . . . . . . .           134               134
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . .        71,870            71,636
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .        15,970             9,196
                                                                             --------          --------
                                                                               87,974            80,966
  Less:  Valuation allowance on securities available for sale . . . . .           (42)                -
                                                                             --------          --------
      Total stockholders' equity. . . . . . . . . . . . . . . . . . . .        87,932            80,966
                                                                             --------          --------
      Total liabilities and stockholders' equity. . . . . . . . . . . .      $123,883          $112,667
                                                                             ========          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       HEALTHPLAN SERVICES CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                              FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,             EMDED JUNE 30,
                                                              --------------------       --------------------
                                                                1996         1995           1996         1995
                                                              -------      -------        -------      -------
Operating revenues  . . . . . . . . . . . . . . . . . . .     $31,167      $22,733        $61,465      $46,146
Interest income   . . . . . . . . . . . . . . . . . . . .         696          465          1,405          627
                                                              -------      -------        -------      -------
         Total revenues . . . . . . . . . . . . . . . . .      31,863       23,198         62,870       46,773
                                                              -------      -------        -------      -------
Expenses:
 Agents commissions     . . . . . . . . . . . . . . . . .      10,191        8,943         19,952       18,246
 Personnel expenses     . . . . . . . . . . . . . . . . .       8,458        5,723         16,850       11,910
 General and administrative . . . . . . . . . . . . . . .       5,854        3,958         11,676        7,972
 Pre-operating and
     contract start-up costs  . . . . . . . . . . . . . .         309            -            586            -
 Depreciation and amortization  . . . . . . . . . . . . .       1,394        1,063          2,668        1,994
                                                              -------      -------        -------      -------
         Total expenses     . . . . . . . . . . . . . . .      26,206       19,687         51,732       40,122
                                                              -------      -------        -------      -------
Income before interest expense
  and income taxes      . . . . . . . . . . . . . . . . .       5,657        3,511         11,138        6,651
Interest expense  . . . . . . . . . . . . . . . . . . . .          17           16             33           32
                                                              -------      -------        -------      -------
Income before income taxes  . . . . . . . . . . . . . . .       5,640        3,495         11,105        6,619
Provision for income taxes  . . . . . . . . . . . . . . .       2,200        1,423          4,331        2,692
                                                              -------      -------        -------      -------
          Net income  . . . . . . . . . . . . . . . . . .     $ 3,440      $ 2,072        $ 6,774      $ 3,927
                                                              =======      =======        =======      =======
Dividends on Redeemable
 Preferred Stock    . . . . . . . . . . . . . . . . . . .     $    -       $    -         $    -       $   285
                                                              =======      =======        =======      =======
Net income attributable to
 common stock     . . . . . . . . . . . . . . . . . . . .     $ 3,440      $ 2,072        $ 6,774      $ 3,642
                                                              =======      =======        =======      =======
Pro forma net income per share  . . . . . . . . . . . . .     $  0.26      $  0.15        $  0.50      $  0.29
                                                              =======      =======        =======      =======
Pro forma weighted average
 shares outstanding   . . . . . . . . . . . . . . . . . .      13,460       13,403         13,460       13,400
                                                              =======      =======        =======      =======
Historical weighted average net
 income per share     . . . . . . . . . . . . . . . . . .     $   .26      $   .20        $  0.50      $  0.39
                                                              =======      =======        =======      =======
Historical weighted average
 shares outstanding   . . . . . . . . . . . . . . . . . .      13,456       10,511         13,455        9,243
                                                              =======      =======        =======      =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION
        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                        Voting      Additional
                                                        Common       Paid-in         Retained     Valuation
                                                        Stock        Capital         Earnings     Allowance     Total
                                                       -------      ----------       --------     ---------    -------
Balance at December 31, 1995   . . . . . . . . . . .      $134        $71,636        $ 9,196        $  0       $80,966
Vesting of stockholders' interest in                         -            158              -           -           158
  management stock (unaudited)   . . . . . . . . . .
Issuance of 5,400 shares in connection with                  -             76              -           -            76
  stock option plans (unaudited) . . . . . . . . . .
Valuation allowance from marketable
  securities (unaudited) . . . . . . . . . . . . . .         -              -              -         (42)          (42)
Net income (unaudited) . . . . . . . . . . . . . . .         -              -          6,774           -         6,774
                                                          ----        -------        -------        ----       -------
Balance at June 30, 1996 (unaudited) . . . . . . . .      $134        $71,870        $15,970        $(42)      $87,932
                                                          ====        =======        =======        ====       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                                                            ---------------------------------
                                                                                   1996               1995
                                                                              ---------        -----------
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .            $  6,774            $ 3,927
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . .               1,555              1,238
  Amortization of goodwill. . . . . . . . . . . . . . . . . . . . .               1,014                654
  Amortization of deferred costs. . . . . . . . . . . . . . . . . .                  99                103
  Issuance of common stock to management  . . . . . . . . . . . . .                 158                175
  Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . .               1,114               (851)
(Increase) Decrease in:
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .              (8,333)            (3,203)
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .              (1,778)               349
  Refundable income taxes . . . . . . . . . . . . . . . . . . . . .               1,041                  -
  Prepaid commissions . . . . . . . . . . . . . . . . . . . . . . .                 429                235
  Prepaid expenses and other current assets . . . . . . . . . . . .              (1,250)              (960)
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                  24                (28)
Increase (Decrease) in:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .              (2,229)                19
  Premiums payable to carriers. . . . . . . . . . . . . . . . . . .               8,542              4,768
  Commissions payable . . . . . . . . . . . . . . . . . . . . . . .                 208                123
  Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . .                (231)               (47)
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .              (2,117)               (96)
  Accrued contract commitments. . . . . . . . . . . . . . . . . . .                (482)            (1,547)
  Income taxes payable. . . . . . . . . . . . . . . . . . . . . . .                 314               (135)
                                                                               --------            -------
      Net cash provided by operating activities . . . . . . . . . .               4,852              4,724
                                                                               --------            -------
Cash flows from investing activities:
 Purchases of property and equipment. . . . . . . . . . . . . . . .              (2,153)            (2,526)
 (Purchases) sales of short-term investments, net . . . . . . . . .               6,641            (52,633)
 Investment in unconsolidated subsidiary. . . . . . . . . . . . . .              (2,056)                 -
 Increase in note receivable. . . . . . . . . . . . . . . . . . . .              (6,900)                 -
                                                                               --------            -------
      Net cash used in investing activities . . . . . . . . . . . .              (4,468)           (55,159)
                                                                               --------            -------
Cash flows from financing activities:
  Principal payments on note payable. . . . . . . . . . . . . . . .                 (25)               (17)
  Net proceeds from initial public
      offering of common stock. . . . . . . . . . . . . . . . . . .                   -             50,905
  Issuance of common stock. . . . . . . . . . . . . . . . . . . . .                  76                  -
                                                                               --------            -------
      Net cash provided by (used in) financing activities . . . . .                  51             50,888
                                                                               --------            -------
Net increase in cash and cash equivalents . . . . . . . . . . . . .                 435                453
Cash and cash equivalents at beginning of period  . . . . . . . . .               4,738              4,303
                                                                               --------            -------
Cash and cash equivalents at end of period. . . . . . . . . . . . .            $  5,173            $ 4,756
                                                                               ========            =======
Supplemental disclosure of cash flow information:
  Cash paid for interest    . . . . . . . . . . . . . . . . . . . .            $     32            $    33
                                                                               ========            =======
  Cash paid for income taxes. . . . . . . . . . . . . . . . . . . .            $  1,954            $ 3,778
                                                                               ========            =======
Supplemental disclosure of noncash activities:
  Exchange of Redeemable Preferred Stock
       Series A and Series B for common stock. . . . . . . . . . . .           $      -            $19,570
                                                                               ========            =======
  Issuance of common stock to management     . . . . . . . . . . . .           $    158            $   175
                                                                               ========            =======
  Dividends on redeemable preferred stock  . . . . . . . . . . . . .           $      -            $   285
                                                                               ========            =======

         The accompany notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

     On October 1, 1994, HealthPlan Services Corporation (the "Company"), a company formed by certain Company officers and Noel Group, Inc., acquired the outstanding stock and assumed designated liabilities of Plan Services, Inc., a division of The Dun & Bradstreet Corporation. The Company provides distribution, enrollment, billing and collection, claims administration, and information reports and analysis on behalf of health care payors and providers. Its customers include small businesses, health care purchasing alliances, health maintenance organizations ("HMOs") and other managed care organizations, insurance companies, and organizations with self-funded health care plans. Effective July 1, 1996, the Company acquired Harrington Services Corporation ("Harrington") and Consolidated Group Inc., Consolidated Group Claims, Inc., Consolidated Health Coalition, Inc., and Group Benefit Administrators Insurance Agency, Inc. (collectively, the "Consolidated Group"). As a result, the Company now serves approximately 125,000 businesses, plan holders and governmental agencies in 50 states, Washington, D.C. and Puerto Rico, representing approximately 3,000,000 members.

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


     Short-Term Investments

     Investments in marketable securities at June 30, 1996 consisted of a professionally managed portfolio of short-term financial instruments including short-term municipal bonds. As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The effect of SFAS 115 is dependent upon classification of the investment. As the Company's investments are classified as available for sale, they are measured at fair market value. Any decline in the value of investments is recorded as a valuation allowance in the equity section of the balance sheet. There are no investments with maturities of greater than one year.

     On July 1, 1996, substantially all of the Company's investments were liquidated in order to meet cash requirements related to the Company's acquisitions of Harrington and Consolidated Group.


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


     Pre-Operating and Contract Start-Up Costs

     The Company has elected to expense as incurred, and segregate from other operating costs, those costs related to the preparation for and implementation of new products and contracts for services to new customers prior to the initiation of significant revenue activity from these new revenue initiatives.


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


3.  CREDIT FACILITY

     On May 17, 1996, the Company entered into a definitive credit agreement pursuant to which the Company received commitments to a $75 million senior credit facility from several participating banks. This line of credit was amended to increase it to $85 million on July 1, 1996. First Union National Bank of North Carolina ("First Union") serves as administrative agent with respect to this facility. The Company used available capital from the facility to refinance its existing $20 million credit facility with First Union, to fund its July 1, 1996 acquisitions of Harrington and Consolidated Group, and to support other general corporate purposes. Like the previous credit facility, the new facility contains provisions which require the Company to maintain certain minimum financial ratios, impose limitations on acquisition activity and capital spending, and prohibit the Company from declaring or paying any dividend upon any of its capital stock without the consent of First Union.


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

     Both TPCM and DGB have experienced declining revenues due to customer attrition. If additional customers elect to change suppliers, it could have an adverse effect on the expected economic benefits of the acquisitions. The Company has begun consolidating and integrating the operations of the TPCM and DGB businesses and intends to continue this process throughout the remainder of 1996.

     On January 8, 1996, the Company entered into an agreement with Medirisk, Inc. ("Medirisk"), a provider of proprietary health care information products and services that track the price and utilization of medical procedures, to purchase $2.0 million of Medirisk preferred stock. This purchase represented a 9% ownership interest in Medirisk, which is accounted for by the Company under the cost method. In addition, the Company agreed to lend Medirisk up to $10.0 million over four years in the form of debt, with interest payable to the Company at a rate of 10% per annum, for which the Company would receive detachable warrants to purchase Medirisk common stock at $0.01 per share. On March 15, 1996, Medirisk exercised its option to issue $6.9 million in debt, and has acquired two health care data companies using proceeds from the Company's preferred stock investment and debt purchase. The investment could result in the Company owning up to approximately 20% of Medirisk on a fully diluted basis.


5.  SUBSEQUENT EVENTS

     On July 1, 1996, the Company acquired all of the issued and outstanding shares of capital stock of Harrington for a purchase price consisting of (i) approximately $32.5 million in cash, subject to a post-closing adjustment based on the balance sheet of Harrington as of June 30, 1996, and (ii) 1,347,133 shares of common stock with a total market value at time of issuance of approximately $28.8 million. Harrington's principal business is the administration of self-funded managed care plans for large corporations, government sector employers, Taft-Hartley plans, and associations.

     Effective as of July 1, 1996, the Company acquired all of the issued and outstanding shares of capital stock of Consolidated Group for a purchase price of approximately $61.5 million, subject to a post-closing adjustment based on the balance sheet of Consolidated Group as of June 30, 1996. The principal business of Consolidated Group is the provision of administrative services for health benefits to small businesses.

     The unaudited pro forma consolidated results of operations of the Company giving effect to the 1996 acquisitions of Harrington and Consolidated Group have not yet been prepared but will be included on Form 8-K/A which will be filed as soon as practicable but no later than September 16, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

     The following is a discussion of material changes in the consolidated results of operations of the Company for the three and six months ended June 30, 1996 compared to the same periods in 1995. The Company provides distribution, enrollment, billing and collection, claims administration, and information reports and analysis on behalf of health care payors and providers. Its customers include small businesses, health care purchasing alliances, HMOs and other managed care organizations, insurance companies, and organizations with
self-funded health care plans.   Effective July 1, 1996, the Company acquired
Harrington and Consolidated Group. As a result, the Company now serves approximately 125,000 businesses, plan holders and governmental agencies in 50 states, Washington, D.C. and Puerto Rico, representing approximately 3,000,000 members. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:


                                                                Three Months Ended    Six Months Ended
                                                                     June 30,             June 30,
                                                                 1996       1995      1996      1995
                                                                ------     ------    ------    ------
Operating revenues. . . . . . . . . . . . . . . . . . . . .      97.8%      98.0%     97.8%     98.7%
Interest income . . . . . . . . . . . . . . . . . . . . . .       2.2%       2.0%      2.2%      1.3%
Total revenues. . . . . . . . . . . . . . . . . . . . . . .     100.0%     100.0%    100.0%    100.0%
Expenses:
    Agents commissions  . . . . . . . . . . . . . . . . . .      32.0%      38.6%     31.7%     39.0%
    Personnel expenses  . . . . . . . . . . . . . . . . . .      26.5%      24.7%     26.8%     25.5%
    General and administrative. . . . . . . . . . . . . . .      18.3%      17.0%     18.6%     17.0%
    Pre-operating and contract start-up costs . . . . . . .       1.0%       0.0%      0.9%      0.0%
    Depreciation and amortization     . . . . . . . . . . .       4.4%       4.6%      4.2%      4.3%
           Total expenses         . . . . . . . . . . . . .      82.2%      84.9%     82.2%     85.8%
Net income before interest expense    . . . . . . . . . . .      17.8%      15.1%     17.8%     14.2%
Interest expense  . . . . . . . . . . . . . . . . . . . . .       0.1%       0.0%      0.1%      0.0%
Net income before income taxes    . . . . . . . . . . . . .      17.7%      15.1%     17.7%     14.2%
Provision for income taxes  . . . . . . . . . . . . . . . .       6.9%       6.2%      6.9%      5.8%
Net income  . . . . . . . . . . . . . . . . . . . . . . . .      10.8%       8.9%     10.8%      8.4%

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

     Revenues for the three months ended June 30, 1996 increased $8.7 million, or 37.5%, to $31.9 million from $23.2 million for the same period in 1995. This increase resulted primarily from revenue of $4.7 million produced by the Company's 1995 acquisitions, and $3.2 million from internal growth including the new alliance contract in Kentucky and new Administrative Services Only ("ASO") and Multiple Employer Trust ("MET") business.

     Agents commissions expenses for the three months ended June 30, 1996 increased $1.3 million, or 14.6%, to $10.2 million from $8.9 million for the same period in 1995. Agents commissions represented 32.7% of operating revenues in 1996 (39.3% in 1995). This decrease in commissions as a percentage of revenue resulted primarily from an increase in ASO and alliance revenue as a percentage of total revenue. As a percentage of revenue, MET agents commissions are typically significantly greater than ASO agents commissions. There are no agents commissions associated with alliance revenues. MET agents commissions represented 45.3% of MET revenues in 1996 (46.2% in 1995), and ASO agents commissions represented 14.9% of ASO revenues in 1996 (11.7% in 1995).

     Personnel costs for the three months ended June 30, 1996 increased $2.8 million, or 49.1%, to $8.5 million from $5.7 million for the same period in 1995. This increase primarily resulted from the additional costs associated with the Company's 1995 acquisitions, the alliance contract in Kentucky, and new ASO contracts.

     General and administrative expenses for the three months ended June 30, 1996 increased $1.9 million, or 47.5%, to $5.9 million from $4.0 million for the same period in 1995. This increase primarily resulted from other operating expenses (primarily postage, telephone and printing) related to the Company's 1995 acquisitions and costs associated with the Kentucky alliance and new ASO contracts.

     The Company incurred $0.3 million in pre-operating and start-up costs during the three months ended June 30, 1996. These costs related primarily to the state-sponsored health care purchasing alliances in North Carolina and Washington, the private alliance in Texas and the new ASO contracts, and consisted of salaries and wages and temporary help, printing and travel expenses.

     Depreciation and amortization expenses for the three months ended June 30, 1996 increased $0.3 million, or 27.3% to $1.4 million from $1.1 million in 1995. This increase related primarily to an increase in the amortization of goodwill related to the Company's 1995 acquisitions, data processing equipment purchased, and internally developed software.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

     Revenues for the six months ended June 30, 1996 increased $16.1 million, or 34.4%, to $62.9 million from $46.8 million for the same period in 1995. This increase resulted primarily from revenue of $9.3 million produced by the Company's 1995 acquisitions, $5.5 million from internal growth including the new alliance contract in Kentucky and new ASO and MET business, and additional interest income of $0.8 million from the proceeds of the Company's initial public offering on May 19, 1995.

     Agents commissions expenses for the six months ended June 30, 1996 increased $1.8 million, or 9.9%, to $20.0 million from $18.2 million for the same period in 1995. Agents commissions represented 32.5% of operating revenues in 1996 (39.5% in 1995). This decrease in commissions as a percentage of revenue resulted primarily from an increase in ASO and alliance revenue as a percentage of total revenue. As a percentage of revenue, MET agents commissions are typically significantly greater than ASO agents commissions. There are no agents commissions associated with alliance revenues. MET agents commissions represented 44.7% of MET revenues in 1996 (46.5% in 1995), and ASO agents commissions represented 14.3% of ASO revenues in 1996 (10.8% in 1995).

     Personnel costs for the six months ended June 30, 1996 increased $5.0 million, or 42.0%, to $16.9 million from $11.9 million for the same period in 1995. This increase primarily resulted from the additional costs associated with the Company's 1995 acquisitions, the alliance contract in Kentucky, and new ASO contracts.

     General and administrative expenses for the six months ended June 30, 1996 increased $3.7 million, or 46.3%, to $11.7 million from $8.0 million for the same period in 1995. This increase primarily resulted from other operating expenses (primarily postage, telephone and printing) related to the Company's 1995 acquisitions and costs associated with the Kentucky alliance and new ASO contracts.

     The Company incurred $0.6 million in pre-operating and start-up costs during the six months ended June 30, 1996. These costs related primarily to the contracts with the state-sponsored health care purchasing alliances in North Carolina and Washington, the private alliance in Texas and the new ASO contracts, and consisted of salaries and wages and temporary help, printing and travel expenses.

     Depreciation and amortization expenses for the six months ended June 30, 1996 increased $0.7 million, or 35.0% to $2.7 million from $2.0 million in 1995. This increase related primarily to an increase in the amortization of goodwill related to the Company's 1995 acquisitions, data processing equipment purchased, and internally developed software.

B.   LIQUIDITY AND CAPITAL RESOURCES

     On May 19, 1995, the Company completed an initial public offering which generated net proceeds of approximately $51.0 million. On August 31, 1995, HPS used approximately $7.5 million of the offering proceeds to acquire all of the outstanding capital stock of TPCM. On October 12, 1995, HPS used approximately $5.1 million of the offering proceeds to acquire substantially all of the assets of the third party administration business of DGB. The Company placed an additional $5 million of the proceeds in an escrow account to guarantee the availability of funds for semi-monthly payments due with respect to the DGB acquisition. On January 13, 1996, using offering proceeds, the Company acquired $2.0 million of preferred stock of Medirisk, representing a 9% ownership interest in Medirisk, and on March 15, 1996, Medirisk exercised its option to issue $6.9 million of debt with detachable warrants to the Company. To date the Company has not elected to convert the detachable warrants into common stock of Medirisk.

     On May 17, 1996, the Company entered into a definitive credit agreement pursuant to which the Company received commitments to a $75 million senior credit facility from several participating banks. This line of credit was amended to increase it to $85 million on July 1, 1996. First Union serves as administrative agent with respect to this facility. The Company used available capital from the facility to refinance its existing $20 million facility with First Union, to fund the acquisitions of Harrington and Consolidated Group, and to support other general corporate purposes. Like the previous credit facility, the new facility contains provisions which require the Company to maintain certain minimum financial ratios, impose limitations on acquisition activity and capital spending, and prohibit the Company from declaring or paying any dividend upon any of its capital stock without the consent of First Union.

     On July 1, 1996, the Company liquidated substantially all of the remaining proceeds from the public offering and borrowed against its line of credit to fund the acquisitions of Harrington and Consolidated Group. The draw against the line of credit averaged approximately $69 million during July, 1996.

     Based on current expectations, the Company believes that all operating, investing and financing activities for the remainder of 1996 and the foreseeable future will be met from internally generated cash flow, available cash, or its existing credit facility.

C.   SEASONALITY AND INFLATION

     The Company has not experienced any pattern of seasonality with respect to its sales.

     The Company does not believe that inflation had a material effect on its results of operations for the three and six months ended June 30, 1996 or June 30, 1995. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In November 1995, Self Funded Strategies, L.L.C. ("SFS") filed a complaint against the Company in the District Court of Dallas County, Texas. SFS provided sales and marketing services for the Company's ASO business between July 1992 and April 1995, when the Company terminated its contract with SFS. The SFS complaint alleges that the Company wrongfully terminated the SFS contract, and also alleges tortious interference and breach of implied covenant of good faith and fair dealing. The complaint asserted an estimated $25 million in compensatory damages plus unspecified punitive damages. The Company and SFS have agreed to resolve this dispute through binding arbitration, and the complaint has been dismissed without prejudice. The Company intends to defend its interests in this matter vigorously. There can be no assurance, however, regarding the outcome of this matter, and an adverse outcome could have a material adverse effect on the Company.


ITEM 2.  CHANGES IN SECURITIES

     At the Annual Meeting of Stockholders of the Company held on May 2, 1996, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock of the Company, par value $0.01 per share, from 25,000,000 shares to 100,000,000 shares.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders, held on May 2, 1996, the stockholders of the Company: (i) elected eleven directors to serve for the ensuing year or until their respective successors have been elected and qualified or their earlier resignation or removal; (ii) adopted an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $0.01 per share, from 25,000,000 shares to 100,000,000 shares; and (iii) adopted the Company's 1996 Employee Stock Purchase Plan. The results of these votes were as follows:



(i)  Director Nominees              For           Withheld     Broker Non-Votes
     -----------------              ---           --------     ----------------
     James K. Murray, Jr.        11,646,407        10,092             400
     William L. Bennett          11,646,407        10,092             400
     Joseph A. Califano          11,646,407        10,092             400
     Joseph S. DiMartino         11,646,407        10,092             400
     John R. Gunn                11,507,207       149,292             400
     Charles H. Guy, Jr.         11,646,407        10,092             400
     Nancy Kane, Ph.D.           11,646,407        10,092             400
     David Nierenberg            11,646,407        10,092             400
     James G. Niven              11,646,407        10,092             400
     Samuel F. Pryor, IV         11,646,407        10,092             400
     Trevor G. Smith             11,646,407        10,092             400

                                        For          Against        Abstain      Broker Non-Votes
                                       ----          -------        -------      ----------------
(ii) Amendment to Certificate
     of Incorporation                11,363,342      290,042         3,065             400

                                        For          Against        Abstain      Broker Non-Votes
                                        ---          -------        -------      ----------------
(iii) Adoption of Company's 1996
      Employee Stock Purchase Plan   11,643,392        8,642         4,065             400


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.



Exhibit
Number   Description of Exhibit
- ------   ----------------------
3.1      Amended and Restated Certificate of Incorporation, as amended and restated through May 28, 1996 (incorporated by reference to Exhibit
         4.1 to the Company's Form S-8 Registration Statement 333-07631, filed on July 3, 1996).

4.1      Excerpts from the Certificate of Incorporation, as amended through May
         28, 1996 (included in Exhibit 3.1).

10.1 Credit Agreement dated as of May 17, 1996 by and among the Company, the Lenders and First Union Bank of North Carolina, as agent, as amended July 1, 1996.

10.2     Acquisition Agreement dated May 17, 1996, between the Company,
         Consolidated Group, Inc., Consolidated Group Claims, Inc.,
         Consolidated Health Coalition, Inc., and Group Benefit Administrators
         Insurance Agency, Inc., the Named Shareholders, and Holyoke L. Whitney as Shareholders' Representative (incorporated by reference to Exhibit
         2 to the Company's Form 8-K Current Report filed on July 15, 1996).

10.3 Plan and Agreement of Merger dated May 28, 1996 by and among the Company, HealthPlan Services Alpha Corporation, Harrington Services
         Corporation, and Robert Chefitz as Shareholders' Representative
         (incorporated by reference to Exhibit 2 to the Company's Form 8-K
         Current Report filed on July 16, 1996).

10.4     Employment and Noncompetition Agreement with Robert R. Parker, dated
         June 25, 1996.

10.5 Employment and Noncompetition Agreement with Timothy T. Clifford, dated July 1, 1996.

27.1     Financial Data Schedule (for SEC use only).

     (b) The Company filed two reports on Form 8-K with respect to the Harrington and Consolidated Group acquisitions, each dated July 1, 1996, to reflect the closing date of such transactions. No financial statements were filed with such reports. Required financial statements will be filed by amendment to each such 8-K as soon as practicable but no later than September 16, 1996.

                        HEALTHPLAN SERVICES CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HEALTHPLAN SERVICES CORPORATION





Date: August 13, 1996              /s/ James K. Murray, Jr.
                                   --------------------------------------------
                                   President and Chief Executive Officer




Date: August 13, 1996              /s/James K. Murray III
                                   --------------------------------------------
                                   Executive Vice President and
                                   Chief Financial Officer