Form 10-Q
period 1996-09-30
HEALTHPLAN SERVICES CORP
filed 1996-11-14
CIK 942319

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)

    [x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                               ------        ------

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Total number of shares of Common Stock outstanding as of November 14, 1996.

Common Stock        . . . . . . . . . . . . . . . . . . . . . . . . . 14,911,847

                        HEALTHPLAN SERVICES CORPORATION

                               TABLE OF CONTENTS

                                                                        Page No.

                 PART I - FINANCIAL INFORMATION
                 Item 1.        Consolidated Balance Sheet
                                September 30, 1996 and December 31, 1995          . . . . . . . . . . .        2

                                Consolidated Statement of Operations Three and
                                Nine Months Ended September 30, 1996 and 1995         . . . . . . . . .        3

                                Consolidated Statement of Changes in
                                Common Stockholders' Equity September 30, 1996            . . . . . . .        4

                                Consolidated Statement of Cash Flows
                                Nine Months Ended September 30, 1996 and 1995             . . . . . . .        5

                                Notes to Consolidated Financial Statements      . . . . . . . . . . . .        6

                 Item 2.        Management's Discussion and Analysis of
                                Financial Condition and Results of Operations       . . . . . . . . . .       11


                 PART II - OTHER INFORMATION        . . . . . . . . . . . . . . . . . . . . . . . . . .       15

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.

                       HEALTHPLAN SERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                                     1996                1995
                                                                                       ------------------  ------------------
                                                                                              (UNAUDITED)
                                                ASSETS
                 Current assets:
                   Cash and cash equivalents   . . . . . . . . . . . . . . . . . . .   $         10,458    $           4,738
                   Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . .              9,986                1,005
                   Short-term investments    . . . . . . . . . . . . . . . . . . . .                 15               36,723
                   Accounts receivable     . . . . . . . . . . . . . . . . . . . . .             18,274                6,411
                   Refundable income taxes     . . . . . . . . . . . . . . . . . . .                -                  1,041
                   Prepaid commissions     . . . . . . . . . . . . . . . . . . . . .                272                  748
                   Prepaid expenses and other current assets . . . . . . . . . . . .              4,676                1,485
                   Deferred taxes    . . . . . . . . . . . . . . . . . . . . . . . .                175                  965
                                                                                       ----------------    -----------------
                           Total current assets. . . . . . . . . . . . . . . . . . .             43,856               53,116
                 Property and equipment, net   . . . . . . . . . . . . . . . . . . .             20,987                9,241
                 Other assets, net   . . . . . . . . . . . . . . . . . . . . . . . .              2,085                1,463
                 Deferred taxes     . . . . . . . . . .. . . . . . . . . . . . . . .             11,212                  -
                 Note receivable   . . . . . . . . . . . . . . . . . . . . . . . . .              6,900                  -
                 Investment in unconsolidated subsidiaries . . . . . . . . . . . . . .            2,758                  -
                 Goodwill, net     . . . . . . . . . . . . . . . . . . . . . . . . .            162,080               48,847
                                                                                       ----------------    -----------------
                           Total assets. . . . . . . . . . . . . . . . . . . . . . .   $        249,878    $         112,667
                                                                                       ================    =================
                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                 Current liabilities:
                   Accounts payable    . . . . . . . . . . . . . . . . . . . . . . .   $          5,984    $           3,407
                   Premiums payable to carriers  . . . . . . . . . . . . . . . . . .             29,260               17,209
                   Commissions payable   . . . . . . . . . . . . . . . . . . . . . .              4,721                2,897
                   Deferred revenue    . . . . . . . . . . . . . . . . . . . . . . .              2,012                  947
                   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .             20,272                5,093
                   Accrued contract commitments    . . . . . . . . . . . . . . . . .              1,974                  482
                   Accrued restructure and integration costs   . . . . . . . . . . .             12,452                  -
                   Income taxes payable    . . . . . . . . . . . . . . . . . . . . .              2,443                  -
                   Current portion of long-term debt . . . . . . . . . . . . . . . .              2,496                   68
                                                                                       ----------------    -----------------
                           Total current liabilities . . . . . . . . . . . . . . . .             81,614               30,103
                 Note payable      . . . . . . . . . . . . . . . . . . . . . . . . .             65,378                1,214
                 Deferred taxes      . . . . . . . . . . . . . . . . . . . . . . . .                -                    354
                 Other long-term liabilities . . . . . . . . . . . . . . . . . . . .              1,338                   30
                                                                                       ----------------    -----------------
                           Total liabilities . . . . . . . . . . . . . . . . . . . .            148,330               31,701
                                                                                       ----------------    -----------------

                 Common stockholders' equity:
                   Common stock voting, $.01 par value, 100,000,000 authorized and
                     14,908,847 issued and outstanding at September 30, 1996;
                     25,000,000 authorized and 13,395,357 issued and
                     outstanding at December 31, 1995    . . . . . . . . . . . . . .                149                  134
                   Additional paid-in capital  . . . . . . . . . . . . . . . . . . .            104,598               71,636
                   Retained earnings     . . . . . . . . . . . . . . . . . . . . . .             (3,199)               9,196
                                                                                       ----------------    -----------------
                           Total stockholders' equity  . . . . . . . . . . . . . . .            101,548               80,966
                                                                                       ----------------    -----------------
                           Total liabilities and stockholders' equity  . . . . . . .   $        249,878    $         112,667
                                                                                       ================    =================

  The accompanying notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                               ------------------------------       -------------------------------
                                                                     1996            1995                1996             1995
                                                                     ----            ----                ----             ----
                 Operating revenues   . . . . . . . . . . . .  $     66,555    $     23,330         $   128,019       $    69,476
                 Interest income  . . . . . . . . . . . . . .           451             786               1,857             1,413
                                                               ------------    ------------         -----------       -----------
                        Total revenues      . . . . . . . . .        67,006          24,116             129,876            70,889
                                                               ------------    ------------         -----------       -----------
                 Expenses:
                   Agents commissions   . . . . . . . . . . .        15,025           8,196              34,978            26,442
                   Personnel expenses   . . . . . . . . . . .        27,177           5,711              44,027            17,621
                   General and administrative   . . . . . . .        13,379           4,109              25,053            12,081
                   Pre-operating and contract start-up costs.           109             545                 696               545
                   Contract commitment expense    . . . . . .         3,935            -                  3,935               -
                   Restructure and integration charge   . . .        14,065            -                 14,065               -
                   Loss on impairment of goodwill     . . . .        19,232            -                 19,232               -
                   Depreciation and amortization  . . . . . .         3,546           1,162               6,214             3,156
                                                               ------------    ------------         -----------       -----------
                        Total expenses    . . . . . . . . . .        96,468          19,723             148,200            59,845
                                                               ------------    ------------         -----------       -----------
                   Income (loss) before interest expense
                     and income taxes     . . . . . . . . . .       (29,462)          4,393             (18,324)           11,044
                   Interest expense   . . . . . . . . . . . .         1,277              16               1,310                48
                                                               ------------    ------------         -----------       -----------
                   Income (loss) before income taxes  . . . .       (30,739)          4,377             (19,634)           10,996
                   Provision for income taxes   . . . . . . .       (11,570)          1,753              (7,239)            4,445
                                                               ------------    ------------         -----------       -----------

                     Net income (loss)            . . . . . .  $    (19,169)   $      2,624         $   (12,395)      $     6,551
                                                               ============    ============         ===========       ===========
                 Dividends on Redeemable
                     Preferred Stock    . . . . . . . . . . .  $       -       $        -           $       -         $       285
                                                               ============    ============         ===========       ===========

                 Net income (loss) attributable to
                     common stock     . . . . . . . . . . . .  $    (19,169)   $      2,624         $   (12,395)      $     6,266
                                                               ============    ============         ===========       ===========


                 Pro forma net income (loss) per share  . . .  $      (1.28)   $       0.20         $     (0.83)      $      0.49
                                                               ============    ============         ===========       ===========

                 Pro forma weighted average
                     shares outstanding   . . . . . . . . . .        14,966          13,415              14,968            13,407
                                                               ============    ============         ===========       ===========

                 Historical weighted average net
                     income (loss) per share    . . . . . . .  $      (1.28)   $       .020         $     (0.90)      $      0.59
                                                               ============    ============         ===========       ===========

                 Historical weighted average
                     shares outstanding   . . . . . . . . . .        14,966          13,415              13,834            10,635
                                                               ============    ============         ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                            Voting         Additional
                                                            Common           Paid-in         Retained
                                                             Stock           Capital         Earnings         Total
                                                         ------------     -------------    -------------   -----------
Balance at December 31, 1995      . . . . . .          $       134       $      71,636     $      9,196    $     80,966
Vesting of stockholders' interest in
      management stock (unaudited)  . . . . .                    -                 236                -             236
Issuance of 5,400 shares in connection with
     stock option plans (unaudited) . . . . .                    -                  76                -              76
Issuance of 1,347,133 shares in connection
      with acquisition of Harrington Services
      Corporation (unaudited) . . . . . . . .                   13              28,950                -          28,963
Issuance of 160,957 shares in connection with
     acquisition of Consolidated Group, Inc.
     (unaudited)  . . . . . . . . . . . . . .                    2               3,700                -           3,702
Net income (loss) (unaudited) . . . . . . . .                    -                   -          (12,395)        (12,395)
                                                       -----------       -------------     ------------    ------------
Balance at September 30, 1996 (unaudited)   .          $       149       $     104,598     $     (3,199)   $    101,548
                                                       ===========       =============     ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -----------------------------------------
                                                                                        1996                         1995
                                                                                ------------               --------------
             Cash flows from operating activities:
               Net income (loss)   . . . . . . . . . . . . . . . . . .     $         (12,395)            $          6,551
             Adjustments to reconcile net income (loss) to net cash
               provided by operating activities:
               Depreciation        . . . . . . . . . . . . . . . . . .                 3,309                        1,997
               Amortization of goodwill    . . . . . . . . . . . . . .                 2,677                        1,005
               Amortization of deferred costs  . . . . . . . . . . . .                   228                          154
               Contract commitment expense, net  . . . . . . . . . . .                 1,492                       (2,176)
               Charge for restructuring and integrating business, net.                12,452                          -
               Loss on impairment of goodwill                                         19,232                          -
               Issuance of common stock to management      . . . . . .                   236                          176
               Deferred taxes      . . . . . . . . . . . . . . . . . .               (14,016)                        (600)
             Changes in assets and liabilities net of effect from
               acquisitions:
               Restricted cash     . . . . . . . . . . . . . . . . . .                (8,981)                      (4,521)
               Accounts receivable     . . . . . . . . . . . . . . . .                 1,320                         (210)
               Refundable income taxes     . . . . . . . . . . . . . .                 1,041                          -
               Prepaid commissions       . . . . . . . . . . . . . . .                   476                          (96)
               Prepaid expenses and other current assets   . . . . . .                (1,399)                        (378)
               Other assets    . . . . . . . . . . . . . . . . . . . .                   212                          (97)
               Accounts payable      . . . . . . . . . . . . . . . . .                (3,874)                      (1,009)
               Premiums payable to carriers    . . . . . . . . . . . .                12,051                        3,936
               Commissions payable       . . . . . . . . . . . . . . .                 1,824                         (239)
               Deferred revenue      . . . . . . . . . . . . . . . . .                   (38)                      (1,082)
               Accrued liabilities   . . . . . . . . . . . . . . . . .                   551                       (1,482)
               Income taxes payable      . . . . . . . . . . . . . . .                 2,401                          (40)
                                                                           -----------------            -----------------
                       Net cash provided by operating activities . . .                18,799                        1,889
                                                                           -----------------            -----------------
             Cash flows from investing activities:
               Purchases of property and equipment   . . . . . . . . .                (3,118)                      (4,044)
               (Purchases) sales of short-term investments, net. . . .                36,708                      (43,753)
               Payment for purchase of Third Party Claims
                       Management net of cash acquired   . . . . . . .                     -                       (7,328)
               Cash paid for purchase of Harrington Services
                       Corporation net of cash acquired  . . . . . . .               (29,274)                         -
               Payment for purchase of Consolidated Group, Inc.
                       net of cash acquired. . . . . . . . . . . . . .               (59,997)                         -
               Investment in unconsolidated subsidiaries . . . . . . .                (2,384)                         -
               Increase in note receivable . . . . . . . . . . . . . .                (6,900)                         -
                                                                           -----------------            -----------------
                       Net cash used in investing activities . . . . .               (64,965)                     (55,145)
                                                                           -----------------            -----------------
             Cash flows from financing activities:
               Payments on other debt    . . . . . . . . . . . . . . .               (11,892)                         (17)
               Net borrowings under line of credit . . . . . . . . . .                60,000                          -
               Net proceeds from initial public
                   offering of common stock      . . . . . . . . . . .                   -                         50,905
               Proceeds from exercise of stock options . . . . . . . .                    76                          -
               Proceeds from common stock issued   . . . . . . . . . .                 3,702                          -
                                                                           -----------------            -----------------
                       Net cash provided by                                           51,886                       50,888
                       financing activities                                -----------------            -----------------
             Net increase in cash and cash equivalents   . . . . . . .                 5,720                       (2,368)
             Cash and cash equivalents at beginning of period  . . . .                 4,738                        4,303
                                                                           -----------------            -----------------
             Cash and cash equivalents at end of period  . . . . . . .     $          10,458            $           1,935
                                                                           =================            =================
             Supplemental disclosure of cash flow information:
               Cash paid for interest  . . . . . . . . . . . . . . . .     $           1,258            $              33
                                                                           =================            =================
               Cash paid for income taxes    . . . . . . . . . . . . .     $           1,414            $           4,843
                                                                           =================            =================
             Supplemental disclosure of noncash activities:
               Exchange of Redeemable Preferred Stock
                   Series A and Series B for common stock    . . . . .     $             -              $         19,570
                                                                           =================            =================
               Issuance of common stock to management      . . . . . .     $             236            $             176
                                                                           =================            =================
               Common stock issued for purchase of Harrington
                   Services Corporation  . . . . . . . . . . . . . . .     $          28,963            $            -
                                                                           =================            =================
               Dividends on redeemable preferred stock   . . . . . . .     $             -              $             285
                                                                           =================            =================

   The accompany notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

      On October 1, 1994, HealthPlan Services Corporation (the "Company"), a company formed by certain Company officers and Noel Group, Inc., acquired the outstanding stock and assumed designated liabilities of Plan Services, Inc., a division of The Dun & Bradstreet Corporation. On May 19, 1995, the Company completed an initial public offering of 4,025,000 shares of its Common Stock, shares of which are presently traded on the New York Stock Exchange. The Company provides distribution, enrollment, billing and collection, claims administration, and information reports and analysis on behalf of health care payors and providers. Its customers include small businesses, health care purchasing alliances, health maintenance organizations ("HMOs") and other managed care organizations, insurance companies, and organizations with self-funded health care plans. Effective July 1, 1996, the Company acquired Harrington Services Corporation ("Harrington") and Consolidated Group Inc., Consolidated Group Claims, Inc., Consolidated Health Coalition, Inc., and Group Benefit Administrators Insurance Agency, Inc. (collectively, the "Consolidated Group"). As a result, the Company represents over 75 payors, including insurance companies, HMOs, and integrated delivery systems, and now serves approximately 125,000 businesses, plan holders and governmental agencies in 50 states, Washington, D.C. and Puerto Rico, representing approximately 3,000,000 members.


2.  SIGNIFICANT ACCOUNTING POLICIES

    Basis of presentation

      The interim financial data is unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 1996.

      In the opinion of the Company, the interim data includes all adjustments necessary for fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.


    Consolidation

      The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, HealthPlan Services, Inc. ("HPS"), HealthCare Informatics Corporation, Harrington, and Consolidated Group, as well as Third Party Claims Management, Inc. ("TPCM"), the wholly owned subsidiary of HPS. All intercompany transactions and balances have been eliminated in consolidation.


    Short-Term Investments

      As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The effect of SFAS 115 is dependent upon classification of the investment. As the Company's short-term investments are classified as available for sale, they are measured at fair market value. Any decline in the value of short-term investments is recorded as a valuation allowance in the equity section of the balance sheet. There are no investments with maturities of greater than one year.

         On July 1, 1996, substantially all of the Company's short-term investments were liquidated in order to meet cash requirements related to the Company's acquisitions of Harrington and Consolidated Group.


    Goodwill

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FASB 121"), which became effective for fiscal years beginning after December 15, 1995.

      FASB 121 established standards for determining when impairment losses on long-lived assets, including goodwill, have occurred and how impairment losses should be measured. The Company is required to review long-lived assets and certain intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In performing such a review for recoverability, the Company is required to compare the expected future cash flows to the carrying values of the long-lived assets and identifiable intangibles. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such assets and intangibles, the assets are impaired, and the assets must be written down to their estimated fair market value.

      After performing a review for impairment of goodwill related to each of the Company's acquired businesses and applying the principles of measurement contained in FASB 121, the Company recorded a charge against earnings of $19.2 million in the third quarter of 1996, representing approximately 11% of the Company's pre-charge goodwill. The charge is attributable to impairment of goodwill recorded on the following acquisitions: Diversified Group Brokerage Corporation (acquired in October 1995), $7.7 million; TPCM (acquired in August
1995), $6.2 million; and Consolidated Group (acquired in June 1996), $5.3 million.

      Subsequent to the recording of this charge, the remaining values of goodwill are $1.7 million, $1.6 million, and $54.8 million, respectively, for the acquisitions of Diversified Group Brokerage, TPCM, and Consolidated Group.

      The impairment of goodwill was determined based primarily on the expected future discounted cash flows attributable to the acquired companies. Such cash flows have declined since the effective dates of the acquisitions due primarily to higher than expected customer attrition experienced at the acquired companies. Recognition of this charge has no impact on cash flow.

      The Company will continue to evaluate on a regular basis whether events and circumstances have occurred that indicate the carrying amount of goodwill may warrant revision or may not be recoverable. Although the net unamortized balance of goodwill is not considered to be impaired, any such future determination requiring the write-off of a significant portion of unamortized goodwill could adversely affect the Company's results.


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

    Income Taxes

      The Company's effective tax rate for these periods differed from the statutory rate, as a result of, among other things, the amortization of goodwill and state income taxes. Specifically, the Company's effective tax rate increased because the goodwill amortization for book purposes resulting from the Harrington acquisition, which was a partially tax-free transaction to Harrington's shareholders, is not tax deductible by the Company. As a result, the Company's effective tax rate is expected to vary from the statutory rate for the remainder of the fiscal year and in future years.



    Pre-Operating and Contract Start-Up Costs

      The Company has elected to expense as incurred, and segregate from other operating costs, those costs related to the preparation for and implementation of new products and contracts for services to new customers prior to the initiation of significant revenue activity from these new revenue initiatives.


    Contract Commitments

      Starting in 1994, the Company has pursued contracts with state-sponsored health care purchasing alliances, initially in Florida, and in 1995-1996, in North Carolina, Kentucky, and Washington. The Company has incurred substantial expenses in connection with the start-up of these contracts, and, to date, the alliance business has been unprofitable. During the quarter ended December 31, 1994, the Company recorded a pre-tax charge of approximately $3.6 million related to state-sponsored and private health care purchasing alliances. The Company recorded an additional pre-tax charge related to these contracts in the amount of $2.6 million in the third quarter of 1996 resulting from increased costs and lower than anticipated revenues. Additionally, the Company took a charge of $1.3 million in the third quarter of 1996 for changes in estimated revenues and costs for other commitments related to contracts assumed in the Harrington and Consolidated Group acquisitions.


    Restructure and Integration

      In the third quarter of 1996, the Company announced that it was required to take a charge of $14.1 million for restructuring and integration costs related to the consolidation of its acquisitions. This restructuring charge includes costs incurred in the outplacement of staff, closing costs of certain offices, and the related termination of leases for office space and equipment. The integration charge includes one-time costs incurred as a direct result of consolidating the acquisitions into the Company, including consolidating the Company's data centers to common software platforms and administrative systems and converting customer files from one system to another, all of which should be substantially completed prior to December 31, 1996. As of September 30, 1996, the Company had incurred $1.0 million and $0.6 million in restructuring and integration expenses, respectively.


    Stock-Based Compensation

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which will be adopted by the Company in 1996. SFAS 123 establishes a fair value based method of accounting for stock-based compensation plans. However, it also allows companies to continue to apply the intrinsic value method prescribed by generally accepted accounting principles on the condition that pro forma disclosures are made illustrating the effect of the fair value-based method on the income statement.

      The Company has not yet decided if it will apply the effects of SFAS 123 to its income statement upon adoption in 1996 or simply provide pro forma disclosures.

3.  CREDIT FACILITY

      On September 13, 1996, the Company announced an expansion of its credit facility (the "Line of Credit") from $85 million to $175 million. First Union National Bank of North Carolina ("First Union") is the "agency bank," and the participating banks are Barnett Bank N.A., Fleet Bank N.A., The Fifth Third Bank of Columbus, NationsBank, N.A. ("NationsBank"), South Trust Bank of Alabama, and Sun Trust Bank, Tampa Bay. The Company's borrowing under the Line of Credit will result in interest expense that will range from LIBOR + 125 to 175 basis points or New York prime + 25 to 75 basis points. The Line of Credit is secured by the stock of the Company's subsidiaries.

      On September 13, 1996, the Company entered into an interest rate swap agreement with NationsBank. According to the terms of the agreement, the Company is obligated to pay NationsBank on the 17th of each month, commencing October 17, 1996 and ending September 17, 2001, monthly interest at a fixed per annum rate of 6.61% on the principal amount of the swap, which is $25 million. In exchange, NationsBank will reimburse the Company based on the prevailing one month LIBOR rate, thereby matching the floating rate index as required on the loan. The Company did not incur any material expense on this swap during the quarter ended September 30, 1996.

      On October 21, 1996, the Company entered into an interest rate swap agreement with First Union. According to the terms of the agreement, the Company is obligated to pay First Union on the 22nd of each month, commencing November 22, 1996 and ending October 22, 1999, monthly interest at a fixed per annum rate of 6.10% on the principal amount of the swap, which is $15 million. In exchange, First Union will reimburse the Company based on the prevailing one month LIBOR rate, thereby matching the floating rate index as required on the loan.


4.  ACQUISITIONS

      On January 8, 1996, the Company entered into an agreement with Medirisk, Inc. ("Medirisk"), a provider of proprietary health care information, to purchase $2.0 million of Medirisk preferred stock representing a 9% ownership interest, which was recorded under the cost method of accounting, and in addition, to lend up to $10.0 million over four years in the form of debt, for which the Company would receive detachable warrants to purchase Medirisk common stock at $0.01 per share. The funds will be used by Medirisk to finance its expansion through the development of additional products and the acquisition of additional health care information businesses. Medirisk, which was founded in 1983 and is headquartered in Atlanta, Georgia , is a provider of proprietary health care information products and services that track the price and utilization of medical procedures. As of September 30, 1996, the Company had purchased $2 million of preferred stock of Medirisk and loaned Medirisk $6.9 million to finance the acquisition of two health care data companies. On September 19, 1996, Medirisk filed a Registration Statement on Form S-1 (the "Medirisk S-1") to register the initial public offering of its shares to the public. In the Medirisk S-1, Medirisk has proposed to offer the public 3,000,000 shares of its common stock, plus granted underwriters a 30-day option to purchase up to 450,000 additional shares of common stock solely to cover over-allotments, at a price of between $11.00 to $13.00 per share. Upon completion of the offering, the Company would beneficially own 618,895 shares, or 11.0% of Medirisk. There can be no assurance, however, that the Medirisk initial public offering will ultimately be consummated.

      On July 1, 1996, the Company acquired all the issued and outstanding stock of Consolidated Group for approximately $62 million in cash, and Harrington for $32.5 million cash and 1,400,110 of the Company's common shares. Consolidated Group, headquartered in Framingham, Massachusetts, specializes in providing medical benefits administration for health care plans for over 23,000 small businesses covering approximately 215,000 members. In 1995 it had revenues of $74 million. Consolidated Group employs approximately 600 people. Harrington, headquartered in Columbus, Ohio, provides administrative services to over 700 large self-funded plans covering approximately 1,600,000 members. Its revenues in 1995 were $72 million. Harrington employs approximately 1,500 employees, with principal offices in Columbus, Ohio, Chicago, Illinois, and El Monte, California.

         On September 13, 1996, the Company announced the execution of a merger agreement to acquire all of the issued and outstanding capital stock of Health Risk Management, Inc. ("HRM") for a purchase price consisting of (i) a cash payment, for all outstanding shares of HRM capital stock and common stock equivalents, of $9.68603 per share and (ii) 0.360208 of a Company share for each share of HRM capital stock. The Company estimates that total consideration for the stock of HRM will be approximately $45.7 million in cash and 1.5 million shares of Company stock. The Company filed an S-4 Registration Statement relating to this proposed acquisition on November 13, 1996. A special meeting of HRM shareholders is expected in December, 1996 to vote on the merger, which will not be effective before January 1, 1997.

      HRM is a managed care services company that provides care management and demand management products and is supported by proprietary clinical decision support software, QUALITYFIRST(R), which enables payors and providers to more effectively manage their health care risk. HRM common shares became publicly traded during 1990. The common shares are traded on the NASDAQ National Market under the symbol HRMI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.       RESULTS OF OPERATIONS

         The following is a discussion of material changes in the consolidated results of operations of the Company for the three and nine months ended September 30, 1996 compared to the same periods in 1995. During the third quarter of 1996, the Company recorded pre-tax charges of $37.2 million consisting of $2.6 million in contract commitments relating to the Company's contracts with state sponsored health care purchasing alliances and commitments of $1.3 million related to changes in estimated revenues and costs for its acquisitions of Consolidated Group and Harrington, $14.1 million in restructuring and integration costs associated with the Company's consolidation of its acquisitions, and $19.2 million relating to the impairment of goodwill from Company acquisitions (See "Notes to Consolidated Financial Statements").

         The Company provides distribution, enrollment, billing and collection, claims administration, and information reports and analysis on behalf of health care payors and providers. Its customers include small businesses, health care purchasing alliances, HMOs and other managed care organizations, insurance companies, and organizations with self-funded health care plans. Subsequent to the acquisitions of Harrington and Consolidated Group, the Company now serves approximately 125,000 businesses, plan holders and governmental agencies in 50 states, Washington, D.C. and Puerto Rico, representing approximately 3,000,000 members. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                                                           Three Months Ended           Nine Months Ended
                                                                              September 30,               September 30,
                                                                         -----------------------    -------------------------
                                                                            1996        1995            1996        1995
                                                                            ----        ----            ----        ----
                 Operating revenues     . . . . . . . . . . . . . .          99.3 %      96.7 %         98.6 %       98.0 %
                 Interest income    . . . . . . . . . . . . . . . .           0.7 %       3.3 %          1.4 %        2.0 %
                                                                            -------------------        --------------------
                 Total revenues     . . . . . . . . . . . . . . . .         100.0 %     100.0 %        100.0 %      100.0 %
                 Expenses:
                     Agents commissions       . . . . . . . . . . .          22.4 %      34.0 %         26.9 %       37.3 %
                     Personnel expenses     . . . . . . . . . . . .          40.6 %      23.7 %         33.9 %       24.8 %
                     General and administrative     . . . . . . . .          20.0 %      17.0 %         19.4 %       17.0 %
                     Pre-operating and contract start-up costs  . .           0.2 %       2.3 %          0.5 %        0.8 %
                     Contract commitment expense      . . . . . . .           5.8 %       0.0 %          3.0 %        0.0 %
                     Restructure and integration charge   . . . . .          21.0 %       0.0 %         10.8 %        0.0 %
                     Loss on impairment of goodwill     . . . . . .          28.7 %       0.0 %         14.8 %        0.0 %
                     Depreciation and amortization    . . . . . . .           5.3 %       4.8 %          4.8 %        4.5 %
                                                                            -------------------        --------------------

                               Total expenses       . . . . . . . .         144.0 %      81.8 %        114.1 %       84.4 %

                 Net income (loss) before interest expense  . . . .         (44.0)%      18.2 %        (14.1)%       15.6 %
                 Interest expense   . . . . . . . . . . . . . . . .           1.9 %       0.0 %          1.0 %        0.1 %
                                                                            -------------------        --------------------
                 Net income (loss) before income taxes    . . . . .         (45.9)%      18.2 %        (15.1)%       15.5 %
                 Provision for income taxes     . . . . . . . . . .         (17.3)%       7.3 %         (5.6)%        6.3 %
                                                                            -------------------        --------------------
                 Net income (loss)  . . . . . . . . . . . . . . . .         (28.6)%      10.9 %         (9.5)%        9.2 %
                                                                            ===================        ====================


Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Revenues for the three months ended September 30, 1996 increased $42.9 million, or 178.0%, to $67.0 million from $24.1 million for the same period in 1995. This increase resulted primarily from revenue produced by the Company's acquisitions, and revenue from internal growth, including the new alliance contract in

Kentucky, new Administrative Services Only ("ASO") business, and Multiple Employer Trust ("MET") business.

         Agents commissions expenses for the three months ended September 30, 1996 increased $6.8 million, or 82.9%, to $15.0 million from $8.2 million for the same period in 1995. This increase resulted primarily from commissions incurred relating to the Company's acquisitions. Agents commissions represented 22.6% of operating revenues in 1996 (35.1% in 1995). This decrease in commissions as a percentage of revenue resulted primarily from an increase in ASO and alliance revenue as a percentage of total revenue. As a percentage of revenue, MET agents commissions are typically significantly greater than ASO agents commissions. There are no agents commissions associated with alliance revenues.

         Personnel costs for the three months ended September 30, 1996 increased $21.5 million, or 377.2%, to $27.2 million from $5.7 million for the same period in 1995. This increase primarily resulted from the additional costs of $19.4 million associated with the Company's acquisitions and the influence of a greater concentration of ASO revenue within the Company's business mix. The Company realized additional increases from costs associated with the alliance contract in Kentucky and new MET and ASO contracts.

         General and administrative expenses for the three months ended September 30, 1996 increased $9.3 million, or 226.8%, to $13.4 million from $4.1 million for the same period in 1995. This increase primarily resulted from expenses of $8.0 million related to the Company's acquisitions. Additional postage, telephone, and printing costs resulted from the Kentucky alliance and new MET and ASO contracts.

         Depreciation and amortization expenses for the three months ended September 30, 1996 increased $2.3 million, or 191.7%, to $3.5 million from $1.2 million in 1995. This increase related primarily to an increase in the amortization of goodwill related to the Company's acquisitions.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Revenues for the nine months ended September 30, 1996 increased $59.0 million, or 83.2%, to $129.9 million from $70.9 million for the same period in 1995. This increase resulted primarily from revenue produced by the Company's acquisitions, from internal growth including the new alliance contract in Kentucky and new ASO and MET business, and additional interest income from the proceeds of the Company's initial public offering on May 19, 1995.

         Agents commissions expenses for the nine months ended September 30, 1996 increased $8.6 million, or 32.6%, to $35.0 million from $26.4 million for the same period in 1995. This increase resulted primarily from commissions incurred relating to the Company's acquisitions. Agents commissions represented 27.3% of operating revenues in 1996 (38.1% in 1995). This decrease in commissions as a percentage of revenue resulted primarily from an increase in ASO and alliance revenue as a percentage of total revenue. As a percentage of revenue, MET agents commissions are typically greater than ASO agents commissions. There are no agents commissions associated with alliance revenues.

         Personnel costs for the nine months ended September 30, 1996 increased $26.4 million, or 150.0%, to $44.0 million from $17.6 million for the same period in 1995. This increase primarily resulted from the additional costs of $23.1 million associated with the Company's acquisitions and the influence of a greater concentration of ASO revenue within the Company's business mix. The Company incurred additional increases from costs associated with the alliance contract in Kentucky and new MET and ASO contracts.

         General and administrative expenses for the nine months ended September 30, 1996 increased $13.0 million, or 107.4%, to $25.1 million from $12.1 million for the same period in 1995. This increase primarily resulted from expenses of $10.0 million related to the Company's acquisitions. Additional postage, telephone, and printing expenses were incurred relating to the Kentucky alliance and new MET and ASO contracts.

         The Company incurred $0.7 million in pre-operating and start-up costs during the nine months ended September 30, 1996. These costs related primarily to the contracts with the state-sponsored health care purchasing alliances in North Carolina and Washington, the private alliance in Texas and the new ASO contracts, and consisted of salaries and wages and temporary help, printing, and travel expenses.

         Depreciation and amortization expenses for the nine months ended September 30, 1996 increased $3.0 million, or 93.8%, to $6.2 million from $3.2 million in 1995. This increase related primarily to an increase in the amortization of goodwill related to the Company's acquisitions, the purchase of data processing equipment, and internally-developed software.


B.       LIQUIDITY AND CAPITAL RESOURCES

         On May 19, 1995, the Company completed an initial public offering which generated net proceeds of approximately $51.0 million. On August 31, 1995, HPS used approximately $7.5 million of the offering proceeds to acquire all of the outstanding capital stock of TPCM. On October 12, 1995, HPS used approximately $5.1 million of the offering proceeds to acquire substantially all of the assets of the third party administration business of DGB. The Company placed an additional $5 million of the proceeds in an escrow account to guarantee the availability of funds for semi-monthly payments due with respect to the DGB acquisition. On January 13, 1996, using offering proceeds, the Company acquired $2.0 million of preferred stock of Medirisk, representing a 9% ownership interest in Medirisk, and on March 15, 1996, Medirisk exercised its option to issue $6.9 million of debt with detachable warrants to the Company. To date, the Company has not elected to convert the detachable warrants into common stock of Medirisk. Furthermore, if Medirisk is successful in completing its initial public offering (see "Notes to Consolidated Financial Statements - Acquisitions"), they will utilize part of their proceeds to extinguish the debt owed to the Company.

         On July 1, 1996, the Company liquidated substantially all of the remaining proceeds from the public offering and borrowed against its Line of Credit to fund the acquisitions of Harrington and Consolidated Group. The outstanding draw against the Line of Credit was $60 million at September 30, 1996.

         On September 13, 1996, the Company increased its Line of Credit from $85 million to $175 million. First Union serves as "agency bank" with respect to this facility. Like the previous credit facility, the new facility contains provisions which require the Company to maintain certain minimum financial ratios, impose limitations on acquisition activity and capital spending, and prohibit the Company from declaring or paying any dividend upon any of its capital stock without the consent of First Union. During the third quarter, the Company amended the terms of its credit facility to allow it to spread approximately $13.7 million of the restructuring and integration charge announced during the quarter (see "Notes to Consolidated Financial Statements - Restructure and Integration") over 3 years for purposes of calculating funds availability on its Line of Credit. Treatment is similar for calculating compliance with financial covenants.

         The Company has entered into a merger agreement to acquire the issued and outstanding capital stock of HRM. This acquisition is not expected to be completed before January 1, 1997. The Company expects to incur a cash outlay of approximately $45.7 million in conjunction with the closing of this acquisition.

         Based on current expectations, the Company believes that all operating, investing and financing activities for the remainder of 1996 and the foreseeable future will be met from internally generated cash flow, available cash, or its existing Line of Credit.

C.       SEASONALITY AND INFLATION

         The Company has not experienced any pattern of seasonality with respect to its sales.

         The Company does not believe that inflation had a material effect on its results of operations for the three and nine months ended September 30, 1996 or September 30, 1995. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.



D.      SUBSEQUENT EVENTS

        In the first week of October 1996, pursuant to the Plan and Agreement of Merger dated May 28, 1996, between the Company and Harrington, the Company and Harrington's shareholders representative agreed on the post closing adjustment based on the balance sheet of Harrington as of June 30, 1996. This agreement will result in the issuance, in November 1996, of an additional 52,977 shares of the Company's common stock to the former Harrington shareholders.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      In 1995, a complaint was filed against the Company for wrongful termination of an exclusive marketing agreement, breach of contract, and breach of implied covenant of good faith and fair dealing. The complaint asserted damages of $25 million. The parties agreed to resolve this dispute through binding arbitration, which occurred during the week of October 29, 1996. A decision is expected in December, 1996. Although Company management believes it has meritorious defenses against the complaint, the ultimate outcome of the matter cannot presently be determined.

      Currently, the Company's Consolidated Group subsidiary is undergoing a Department of Labor (the "DOL") audit in which the DOL has raised various questions about the application of ERISA to the way that subsidiary does business. This audit is ongoing and there can be no assurance that the DOL will not take positions which could require changes to the way this subsidiary operates or result in the assertion or the imposition of administrative fines and penalties.

      In connection with the acquisition of Harrington, the Company agreed to use its best efforts to register on behalf of Harrington stockholders those Company common shares issued to the Harrington stockholders in the acquisition, provided that in all events, such registration statement shall have become effective on or before October 31, 1996. On October 30, 1996, the Company received a letter from Harrington's shareholders representative notifying the Company that it was in apparent violation of such agreement and reserving all rights under such agreement. Due to the inability of both parties to finalize the closing balance sheet for the transaction, and due to the disclosure requirements of the pending merger with HRM, the Company was not able to have such registration statement declared effective by October 31, 1996. While the Company's management believes that it has meritorious defenses against any possible claim, as of the date hereof, it is not possible for the Company to evaluate what, if any, damages might result from such notice. This registration statement was filed with the Commission on November 13, 1996.


      (a)  Exhibits.


              Exhibit
              Number        Description of Exhibit
              ------        ----------------------
              10.1          Second Amendment to the Credit Agreement originally dated as of May 17, 1996 by and among the Company, the Lenders and First Union Bank of North Carolina, as
                            agent, as amended July, 1996 and September 26, 1996.

              10.2          Plan and Agreement of Merger dated September 12, 1996, as amended, among the Company,
                            HealthPlan Services Alpha Corporation and Health Risk Management, Inc. (included as Exhibit 2.1 to the
                            Registrant's Registration Statement on Form S-4 filed with the Commission on November 13, 1996, and incorporated herein by reference).

              27.1          Financial Data Schedule (for SEC use only).


      (b) On September 13, 1996, the Company filed two amended reports on Form 8-K/A, together with required financial statements, with respect to the Harrington and Consolidated Group acquisitions.

                        HEALTHPLAN SERVICES CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           HEALTHPLAN SERVICES CORPORATION




Date: November , 1996      /s/ James K. Murray, Jr.
                           --------------------------------------
                           President and Chief Executive Officer




Date:  November , 1996     /s/ James K. Murray III
                           --------------------------------------
                           Executive Vice President and Chief Financial Officer