Form 10-Q/A
period 1996-09-30
HEALTHPLAN SERVICES CORP
filed 1997-02-14
CIK 942319

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                             AMENDMENT NUMBER 1 TO



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


Total number of shares of Common Stock outstanding as of December 31, 1996.



Common Stock        . . . . . . . . . . . . . . . . . . . . . . . . . 14,974,126

The registrant is hereby replacing the financial statements as filed in Item 1 on its Form 10-Q for the quarterly period ended September 30, 1996.






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

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.

                       HEALTHPLAN SERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)



                                                                                            SEPTEMBER 30,
                                                                                                    1996,        DECEMBER 31,
                                                                                              AS RESTATED                1995
                                                                                       ------------------  ------------------
                                                                                              (UNAUDITED)
                                                ASSETS
                 Current assets:
                   Cash and cash equivalents   . . . . . . . . . . . . . . . . . . .   $         10,458    $           4,738
                   Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . .              9,986                1,005
                   Short-term investments    . . . . . . . . . . . . . . . . . . . .                 15               36,723
                   Accounts receivable     . . . . . . . . . . . . . . . . . . . . .             18,274                6,411
                   Refundable income taxes     . . . . . . . . . . . . . . . . . . .                -                  1,041
                   Prepaid commissions     . . . . . . . . . . . . . . . . . . . . .                272                  748
                   Prepaid expenses and other current assets . . . . . . . . . . . .              4,676                1,485
                   Deferred taxes    . . . . . . . . . . . . . . . . . . . . . . . .                224                  965
                                                                                       ----------------    -----------------
                           Total current assets. . . . . . . . . . . . . . . . . . .             43,905               53,116
                 Property and equipment, net   . . . . . . . . . . . . . . . . . . .             20,587                9,241
                 Other assets, net   . . . . . . . . . . . . . . . . . . . . . . . .              2,210                1,463
                 Deferred taxes     . . . . . . . . . .. . . . . . . . . . . . . . .              3,116                  -
                 Note receivable   . . . . . . . . . . . . . . . . . . . . . . . . .              6,900                  -
                 Investment in unconsolidated subsidiaries . . . . . . . . . . . . .              2,758                  -
                 Goodwill, net     . . . . . . . . . . . . . . . . . . . . . . . . .            171,528               48,847
                                                                                       ----------------    -----------------
                           Total assets. . . . . . . . . . . . . . . . . . . . . . .   $        251,009    $         112,667
                                                                                       ================    =================
                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                 Current liabilities:
                   Accounts payable    . . . . . . . . . . . . . . . . . . . . . . .   $          5,984    $           3,407
                   Premiums payable to carriers  . . . . . . . . . . . . . . . . . .             29,260               17,209
                   Commissions payable   . . . . . . . . . . . . . . . . . . . . . .              4,721                2,897
                   Deferred revenue    . . . . . . . . . . . . . . . . . . . . . . .              2,012                  947
                   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .             22,879                5,093
                   Accrued contract commitments    . . . . . . . . . . . . . . . . .              1,874                  482
                   Accrued restructure costs . . . . . . . . . . . . . . . . . . . .                745                  -
                   Income taxes payable    . . . . . . . . . . . . . . . . . . . . .              1,561                  -
                   Current portion of long-term debt . . . . . . . . . . . . . . . .              2,496                   68
                                                                                       ----------------    -----------------
                           Total current liabilities . . . . . . . . . . . . . . . .             71,532               30,103
                 Note payable      . . . . . . . . . . . . . . . . . . . . . . . . .             65,378                1,214
                 Deferred taxes      . . . . . . . . . . . . . . . . . . . . . . . .                -                    354
                 Other long-term liabilities . . . . . . . . . . . . . . . . . . . .              1,338                   30
                                                                                       ----------------    -----------------
                           Total liabilities . . . . . . . . . . . . . . . . . . . .            138,248               31,701
                                                                                       ----------------    -----------------

                 Common stockholders' equity:
                   Common stock voting, $.01 par value, 100,000,000 authorized and
                     14,908,847 issued and outstanding at September 30, 1996;
                     25,000,000 authorized and 13,395,357 issued and
                     outstanding at December 31, 1995    . . . . . . . . . . . . . .                149                  134
                   Additional paid-in capital  . . . . . . . . . . . . . . . . . . .            104,598               71,636
                   Retained earnings     . . . . . . . . . . . . . . . . . . . . . .              8,009                9,196
                                                                                       ----------------    -----------------
                           Total stockholders' equity  . . . . . . . . . . . . . . .            112,756               80,966
                                                                                       ----------------    -----------------
                           Total liabilities and stockholders' equity  . . . . . . .   $        251,004    $         112,667
                                                                                       ================    =================


  The accompanying notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                  FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                               ------------------------------       -------------------------------
                                                                     1996            1995                1996             1995
                                                                (AS RESTATED)                       (AS RESTATED)
                                                                     ----            ----                ----             ----
                 Operating revenues   . . . . . . . . . . . .  $     66,555    $     23,330         $   128,019       $    69,476
                 Interest income  . . . . . . . . . . . . . .           451             786               1,857             1,413
                                                               ------------    ------------         -----------       -----------
                        Total revenues      . . . . . . . . .        67,006          24,116             129,876            70,889
                                                               ------------    ------------         -----------       -----------
                 Expenses:
                   Agents commissions   . . . . . . . . . . .        15,025           8,196              34,978            26,442
                   Personnel expenses   . . . . . . . . . . .        27,177           5,711              44,027            17,621
                   General and administrative   . . . . . . .        13,379           4,109              25,053            12,081
                   Pre-operating and contract start-up costs.           109             545                 696               545
                   Contract commitment expense    . . . . . .         2,685            -                  2,685               -
                   Restructure charge   . . . . . . . . . . .         1,425            -                  1,970               -
                   Integration expense  . . . . . . . . . . .           400            -                    400               -
                   Loss on partial impairment of goodwill . .        13,710            -                 13,710               -
                   Depreciation and amortization  . . . . . .         4,184           1,162               6,307             3,156
                                                               ------------    ------------         -----------       -----------
                        Total expenses    . . . . . . . . . .        78,094          19,723             129,826            59,845
                                                               ------------    ------------         -----------       -----------
                   Income (loss) before interest expense
                     and income taxes     . . . . . . . . . .       (11,088)          4,393                  50            11,044
                   Interest expense   . . . . . . . . . . . .         1,277              16               1,310                48
                                                               ------------    ------------         -----------       -----------
                   Income (loss) before income taxes  . . . .       (12,365)          4,377              (1,260)           10,996
                   Provision (benefit) for income taxes   . .        (4,404)          1,753                 (73)            4,445
                                                               ------------    ------------         -----------       -----------

                     Net income (loss)            . . . . . .  $     (7,961)   $      2,624         $    (1,187)      $     6,551
                                                               ============    ============         ===========       ===========
                 Dividends on Redeemable
                     Preferred Stock    . . . . . . . . . . .  $       -       $        -           $       -         $       285
                                                               ============    ============         ===========       ===========

                 Net income (loss) attributable to
                     common stock     . . . . . . . . . . . .  $     (7,961)   $      2,624         $    (1,187)      $     6,266
                                                               ============    ============         ===========       ===========


                 Pro forma net income (loss) per share  . . .           N/A    $       0.20                 N/A       $      0.49
                                                               ============    ============         ===========       ===========

                 Pro forma weighted average
                     shares outstanding   . . . . . . . . . .           N/A          13,415                 N/A            13,407
                                                               ============    ============         ===========       ===========

                 Historical weighted average net
                     income (loss) per share    . . . . . . .  $      (0.53)   $        .20         $     (0.09)      $      0.59
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

                        HEALTHPLAN SERVICES CORPORATION

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                            Voting         Additional
                                                            Common           Paid-in         Retained
                                                             Stock           Capital         Earnings         Total
                                                         ------------     -------------    -------------   -----------
Balance at December 31, 1995      . . . . . .          $       134       $      71,636     $      9,196    $     80,966
Vesting of stockholders' interest in
      management stock (unaudited)  . . . . .                    -                 236                -             236
Issuance of 5,400 shares in connection with
     stock option plans (unaudited) . . . . .                    -                  76                -              76
Issuance of 1,347,133 shares in connection
      with acquisition of Harrington Services
      Corporation (unaudited) . . . . . . . .                   13              28,950                -          28,963
Issuance of 160,957 shares in connection with
     acquisition of Consolidated Group, Inc.
     (unaudited)  . . . . . . . . . . . . . .                    2               3,700                -           3,702
Net loss, as restated (unaudited)   . . . . .                    -                   -           (1,187)         (1,187)
                                                       -----------       -------------     ------------    ------------
Balance at September 30, 1996, as restated
     (unaudited)  . . . . . . . . . . . . . .          $       149       $     104,598     $      8,009    $    112,756
                                                       ===========       =============     ============    ============



  The accompanying notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -----------------------------------------
                                                                                       1996,
                                                                                 AS RESTATED                         1995
                                                                                ------------               --------------
             Cash flows from operating activities:
               Net income (loss)   . . . . . . . . . . . . . . . . . .     $          (1,187)            $          6,551
             Adjustments to reconcile net income (loss) to net cash
               provided by operating activities:
               Depreciation        . . . . . . . . . . . . . . . . . .                 3,854                        1,997
               Amortization of goodwill    . . . . . . . . . . . . . .                 2,770                        1,005
               Amortization of deferred costs  . . . . . . . . . . . .                   228                          154
               Contract commitment expense, net  . . . . . . . . . . .                 1,392                       (2,176)
               Charge for restructuring business, net. . . . . . . . .                   600                          -
               Loss on impairment of goodwill                                         13,710                          -
               Issuance of common stock to management      . . . . . .                   236                          176
               Deferred taxes      . . . . . . . . . . . . . . . . . .                (5,966)                        (600)
             Changes in assets and liabilities net of effect from
               acquisitions:
               Restricted cash     . . . . . . . . . . . . . . . . . .                (8,981)                      (4,521)
               Accounts receivable     . . . . . . . . . . . . . . . .                 1,320                         (210)
               Refundable income taxes     . . . . . . . . . . . . . .                 1,041                          -
               Prepaid commissions       . . . . . . . . . . . . . . .                   476                          (96)
               Prepaid expenses and other current assets   . . . . . .                (1,399)                        (378)
               Other assets    . . . . . . . . . . . . . . . . . . . .                    87                          (97)
               Accounts payable      . . . . . . . . . . . . . . . . .                (3,874)                      (1,009)
               Premiums payable to carriers    . . . . . . . . . . . .                12,051                        3,936
               Commissions payable       . . . . . . . . . . . . . . .                 1,824                         (239)
               Deferred revenue      . . . . . . . . . . . . . . . . .                   (38)                      (1,082)
               Accrued liabilities   . . . . . . . . . . . . . . . . .                  (864)                      (1,482)
               Income taxes payable      . . . . . . . . . . . . . . .                 1,519                          (40)
                                                                           -----------------            -----------------
                       Net cash provided by operating activities . . .                18,799                        1,889
                                                                           -----------------            -----------------
             Cash flows from investing activities:
               Purchases of property and equipment   . . . . . . . . .                (3,118)                      (4,064)
               (Purchases) sales of short-term investments, net. . . .                36,708                      (43,753)
               Payment for purchase of Third Party Claims
                       Management net of cash acquired   . . . . . . .                     -                       (7,328)
               Cash paid for purchase of Harrington Services
                       Corporation net of cash acquired  . . . . . . .               (29,274)                         -
               Payment for purchase of Consolidated Group, Inc.
                       net of cash acquired. . . . . . . . . . . . . .               (59,997)                         -
               Investment in unconsolidated subsidiaries . . . . . . .                (2,384)                         -
               Increase in note receivable . . . . . . . . . . . . . .                (6,900)                         -
                                                                           -----------------            -----------------
                       Net cash used in investing activities . . . . .               (64,965)                     (55,145)
                                                                           -----------------            -----------------
             Cash flows from financing activities:
               Payments on other debt    . . . . . . . . . . . . . . .               (11,892)                         (17)
               Net borrowings under line of credit . . . . . . . . . .                60,000                          -
               Net proceeds from initial public
                   offering of common stock      . . . . . . . . . . .                   -                         50,905
               Proceeds from exercise of stock options . . . . . . . .                    76                          -
               Proceeds from common stock issued   . . . . . . . . . .                 3,702                          -
                                                                           -----------------            -----------------
                       Net cash provided by                                           51,886                       50,888
                       financing activities                                -----------------            -----------------
             Net increase in cash and cash equivalents   . . . . . . .                 5,720                       (2,368)
             Cash and cash equivalents at beginning of period  . . . .                 4,738                        4,303
                                                                           -----------------            -----------------
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

                        HEALTHPLAN SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


1.  RESTATEMENT OF RESULTS OF OPERATIONS



      In its previously reported results for the three and nine months ended September 30, 1996, the Company recorded a charge of $19.2 million for the impairment of a portion of the goodwill which was recorded in connection with certain acquisitions made in 1995 (the "1995 acquisitions") and in the third quarter of 1996 (the "1996 acquisitions") (see note 4). The Company also recorded in the same period a charge of $14.1 million for the estimated costs to restructure and integrate the 1996 acquisitions.



      The Company has subsequently determined, based on a re-evaluation of the expected future undiscounted cash flows of the "1995 acquisitions" and the "1996 acquisitions", that a portion of the related goodwill has not been impaired. Consequently, the previously recorded impairment charge has been restated to $13.7 million, which reflects the reduction of previously recorded impairment charges by $5.3 million due to the re-evaluation.



      Further, the Company has also determined that $8.3 million of the estimated costs to restructure and integrate the 1996 acquisitions, including consolidation of the Company's data centers and related computer integration costs, should not have been expensed until incurred. As a substantial portion of such costs ($6.5 million) are expected to be incurred during the fourth quarter of 1996, the related charge in the third quarter has been reversed. Though it is probable additional integration expense will be incurred in 1997, the amount cannot be determined at this time.



      In addition, $3.8 million of the estimated costs of the "1996 acquisitions", including the termination of certain CGI and Harrington employees ($0.5 million) and the abandonment of certain CGI and Harrington office space and equipment ($3.3 million), are now being recorded as part of the purchase price allocations of CGI and Harrington. As such, the related charge has been reversed and a corresponding amount included in goodwill. The Company has also reversed $1.2 million of the $3.9 million contract commitment charge relating to the termination of a royalty contract which CGI initially reported in results of operations in the third quarter of 1996. Such amount related to a contract commitment assumed in the Consolidated Group acquisition which is now being included in goodwill. The net effect of these adjustments on results of operations, are as follows (in thousands):




                                                         For the three months ended               For the nine months ended
                                                              September 30, 1996                      September 30, 1996
                                                   ---------------------------------------  ---------------------------------------
                                                   As previously                            As previously
                                                     reported     Adjustments  As restated     reported    Adjustments  As restated
                                                   -------------  -----------  -----------  -------------  -----------  -----------
Income (loss) before interest expense
   and income taxes                                  $(29,462)                   $(11,088)     $(18,324)                 $    50

  Reduction in goodwill impairment charge                           $ 5,521                                  $ 5,521
  Reversal of integration costs                                       7,881                                    7,881
  Reversal of contract commitment
     to goodwill                                                      1,250                                    1,250
  Reversal of restructure costs
     to goodwill                                                      3,814                                    3,814
  Recalculation of goodwill amortization                                (92)                                     (92)

Net loss                                             $(19,169)                   $ (7,961)     $(12,395)                 $(1,187)

  Aggregate effect of adjustments described above                   $18,374                                  $18,374
  Related tax effect                                                 (7,166)                                  (7,166)

Historical weighted average net loss per share       $  (1.28)                   $  (0.53)     $  (0.90)                 $ (0.09)



      The net reduction in the goodwill impairment charge includes the $5.3 million reversal of the Consolidated Group goodwill impairment charge and other adjustments related to the purchase accounting liabilities and the future discounted cash flows of DGB and TPCM.



      The $7.9 million reversal of integration costs includes the reversal of the $8.3 million previously accrued less the $0.4 million of costs actually incurred in the third quarter.



      The related tax effect reflects the adjustment required to arrive to the expected effective tax rate for the year ending December 31, 1996.



      The principal effect of such adjustments on the Company's September 30, 1996 balance sheet is to increase goodwill from $162.1 million to $171.5 million and to increase stockholders' equity from $101.5 million to $112.8 million, which results from a previously reported accumulated deficit of $3.2 million being adjusted to retained earnings of $8.0 million.




2.  COMPANY HISTORY



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



      See Note 4 for a description of acquisitions completed by the Company.



3.  SIGNIFICANT ACCOUNTING POLICIES


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


    Short-Term Investments


      As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The effect of SFAS 115 is dependent upon classification of the investment. As the Company's short-term investments are classified as available for sale, they are measured at fair market value which approximates cost.

         On July 1, 1996, substantially all of the Company's short-term investments were liquidated in order to meet cash requirements related to the Company's acquisitions of Harrington and Consolidated Group. At that date, the cumulative unrealized loss of $42,000 was included in results of operations.




    Impairment of Long-lived Assets



        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FASB 121"), which became effective for fiscal years beginning after December 15, 1995. In addition to the adoption of FASB 121 on January 1, 1996, the Company will continue to evaluate, where appropriate and on a regular basis, whether events and circumstances have occurred that indicate the carrying amount of goodwill warrants revision or is not recoverable, based on estimated future undiscounted cash flows from operations, in accordance with Accounting Principles Board Opinion 17, "Intangible Assets".



      FASB 121 established standards for determining when impairment losses on long-lived assets, including goodwill, have occurred and how impairment losses should be measured. The Company is required to review long-lived assets and certain intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In performing such a review for recoverability, the Company is required to compare the expected future cash flows to the carrying values of the long-lived assets and identifiable intangibles at the lowest level of identifiable cash flows. If the sum of the expected future undiscounted cash flows is less than the carrying amount of such assets and intangibles, the assets are impaired, and the assets must be written down to their estimated fair value. The Company estimates the discounted future value of anticipated future cash flows as a measure of the fair value, using a discount rate of 16%, which approximates Management's estimate of the Company's estimated weighted average cost of capital.



        After performing a review for impairment of long-lived assets related to each of the Company's acquired businesses and applying the principles of measurement contained in FASB 121, the Company recorded a charge against earnings of $13.7 million in the third quarter of 1996, representing approximately 7.6% of the Company's pre-charge goodwill. This charge was attributable to impairment of goodwill recorded on the acquisitions of Diversified Group Brokerage Corporation (acquired in October 1995) of $6.6 million and of TPCM (acquired in August 1995), of $7.1 million.



The assets of DGB were acquired by the Company's wholly-owned subsidiary, HPS, on October 12, 1995. DGB, located in Marlborough, Connecticut, is a third party administrator providing managed health care administrative services to self-funded employers, typically having between 250 and 2,000 employees in the New England market. At the time of this acquisition, the Company projected a 10% to 15% growth rate in net cash flows and paid a purchase price which resulted in $9.8 million excess of purchase price over fair value of assets acquired. Since this acquisition, the Company has not achieved, and does not expect to achieve, the revenue and net cash flow projections prepared at the time of the acquisition due to, among other things, higher than originally expected attrition rates resulting in ongoing decreases in net revenues on a quarterly basis (due in part to increased pricing resulting from a reinsurance carrier's departure from DGB's market), and an inadequate distribution system, as evidenced by an underperforming sales force and greater than anticipated operating costs. The Company's efforts to correct these deficiencies have not enabled it to meets its original projections. The Company has determined that its revised projected results would not support the goodwill balance of $8.8 million. Accordingly, the Company has written off $6.6 million of goodwill associated with the DGB acquisition. Any further significant declines in the Company's projected net cash flows may result in additional write-downs of remaining goodwill.



        TPCM was acquired by the Company's wholly-owned subsidiary, HPS, on August 31, 1995. TPCM is a third party administrator providing managed health care administrative services to hospitals and other health care institutions which offer self-funded health care benefits. At the time of this acquisition, the Company projected a 10% to 15% growth rate in net cash flows and paid a purchase price which resulted in $8.1 million excess of purchase price over fair market value of assets acquired. Since this acquisition, the Company has not achieved, and does not expect to achieve, the revenue and net cash flow projections prepared at the time of the acquisition due to, among other things, higher than originally expected attrition rates, significantly higher than expected claims experience (claims filed per enrollee), and greater than anticipated operating costs due to the limited capability of TPCM's infrastructure. The Company's efforts to correct these deficiencies have not enabled it to meet its original projections. Specifically, the Company lost one customer that represented over $1 million in annualized revenues. The Company also made a decision to close one of its operating facilities. In fact, TPCM revenues have decreased from $2.8 million for the 3 months ended 12/31/95 to $1.8 million for the same period in 1996. In addition, lives covered at TPCM have decreased by 32,000 during the last 12 months. The Company has determined that its revised projected results would not support the goodwill balance of $7.5 million. Accordingly, the Company has written off $7.1 million of goodwill associated with the TPCM acquisition. Any further significant declines in the Company's projected net cash flows may result in additional write-downs of remaining goodwill.



      The Company will continue to evaluate on a regular basis whether events and circumstances have occurred that indicate the carrying amount of goodwill may warrant revision or may not be recoverable. Although the net unamortized balance of goodwill is not considered to be impaired, any such future determination requiring the write-off of a significant portion of unamortized goodwill could materially adversely affect the Company's results.


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


    Contract Commitments

      On an ongoing basis, the Company estimates the revenues to be derived over the life of service contracts as well as the costs to perform the services connected therewith, in order to identify adverse commitments. This process includes evaluating actual results during the period and analyzing other factors, such as anticipated rates, volume and costs. If the revised estimates indicate that a net loss is expected over the remaining life of the contract, the Company recognizes the loss immediately.



      Starting in 1994, the Company pursued contracts with state-sponsored health care purchasing alliances, initially in Florida, and in 1995-1996, in North Carolina, Kentucky, and Washington. The Company has incurred substantial expenses in connection with the start-up of these contracts, and, to date, the alliance business has been unprofitable. During the quarter ended December 31, 1994, the Company recorded a pre-tax charge of approximately $3.6 million related to state-sponsored and private health care purchasing alliances in Florida. The Company recorded a pre-tax charge related to these contracts in the amount of $2.6 million in the third quarter of 1996 resulting from increased costs and lower than anticipated revenues in Florida and North Carolina. The portion of the loss relating to both the fourth quarter of 1996 and first quarter of 1997 is expected to be approximately $300,000. In Florida, the Company is negotiating a new contract with the State which is scheduled to commence in May 1997.




    Restructure



      In the third quarter of 1996, the Company recorded a charge of $1,425,000 to reflect the cost of exiting certain excess office space ($650,000) and terminating employees ($775,000).



      The Company's restructure plan was for the elimination of approximately eighty jobs in management, claims administration, and information systems operations in its Tampa and Memphis offices. Seventy-seven employees were terminated. The Company expects to incur approximately $75,000 in excess of the original estimate.


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


4.  ACQUISITIONS


      On August 31, 1995, the Company's wholly owned subsidiary, HealthPlan Services, Inc. ("HPS"), acquired all of the issued and outstanding shares of capital stock of Third Party Claims Management, Inc. ("TPCM"), that serves over 300 mid-to-large sized organizations covering a total of 140,000 members. In connection with this acquisition, the Company recorded (i) a cash investment of approximately $7,500,000, subject to a post-closing adjustment based on the balance sheet of TPCM as of August 31, 1995, (ii) liabilities of approximately $2,700,000, representing an assumption of liabilities and additional accruals related to the transaction, and (iii) an additional payment equal to $2.00 multiplied by the number of employees enrolled in TPCM accounts as of the anniversary date of the contract which was administered by the Company on the closing date and continues to be a TPCM account administered by the Company on the anniversary date. This payment was estimated at approximately $210,000 by the Company at the time of the acquisition and was recorded as a liability and an increase in goodwill resulting from the acquisition. The Company recorded final purchase accounting adjustments for TPCM during the third quarter, resulting in a decrease in the recorded goodwill and accrued liabilities of $389,000. TPCM is focused on providing services to hospitals and other related health care institutions that offer self funded health care benefits. The development of integrated delivery systems by the entities making up this target market is expected to increase. The services provided by these customers' systems may include the ability to replace those provided by the Company and possibly result in competition with the Company.




        On October 12, 1995, HPS acquired substantially all of the assets and assumed certain liabilities of the third party administration business of Diversified Group Brokerage Corporation ("DGB"), effective as of October 1, 1995. DGB serves approximately 200 medium sized businesses with 45,000 members. The purchase price for DGB consisted of (i) approximately $5,075,000 paid at closing and (ii) for the seven-year period following the closing date, semi-monthly payments based on the number of enrollees in accounts that were DGB accounts as of the closing date, to be reduced by any attrition of enrollees. HPS placed $5,000,000 in escrow as required by the agreement to fund those payments, and the present value of those estimated payments was recorded as goodwill. Additionally, HPS assumed approximately $1,000,000 in liabilities related to this purchase. The Company recorded final purchase accounting adjustments for DGB during the third quarter, resulting in a decrease in the recorded goodwill and accrued liabilities of $428,000. The acquired DGB business consists of the administration of medical benefits for self-funded health care plans of primarily medium-sized businesses with an emphasis on the New England geographic market. DGB is heavily dependent on its ability to maintain and grow market share in the narrowly defined geographic market.



        On January 8, 1996, the Company entered into an agreement with Medirisk, Inc. ("Medirisk"), a provider of proprietary health care information, to purchase $2.0 million of Medirisk preferred stock. At September 30, 1996, this represented an approximately 18.9% ownership interest on a fully diluted basis, which was recorded under the cost method of accounting. In addition, the Company agreed to lend up to $10.0 million over four years in the form of debt, for which the Company would receive detachable warrants to purchase Medirisk common stock at $0.01 per share. The funds have been used by Medirisk to finance its expansion through the development of additional products and the acquisition of additional health care information businesses. Medirisk, which was founded in 1983 and is headquartered in Atlanta, Georgia, is a provider of proprietary health care information products and services that track the price and utilization of medical procedures. As of September 30, 1996, the Company had purchased $2 million of preferred stock of Medirisk and loaned Medirisk $6.9 million to finance the acquisition of two health care data companies. On January 29, 1997, Medirisk completed its initial public offering selling 2,300,000 shares of its common stock at $11.00 per share, and Medirisk subsequently fully satisfied its debt obligation to the Company. In connection with the offering, the Company's Medirisk preferred stock was converted into common stock. As of January 29, 1997, the Company beneficially owned 480,442 shares (approximately 9.9%) of Medirisk common stock. Medirisk has granted underwriters a 30-day option to purchase up to 345,000 additional shares of common stock solely to cover over-allotments, at a price of $11.00 per share.



      On July 1, 1996, the Company acquired all the issued and outstanding stock of Consolidated Group, Inc. ("CGI") and three affiliated entities (collectively, "Consolidated Group") for approximately $62 million in cash. Consolidated Group, headquartered in Framingham, Massachusetts, specializes in providing medical benefits administration and other related services for health care plans for over 23,000 small businesses in a variety of industries covering approximately 215,000 members in 50 states. After the acquisition, the Company significantly decreased the activity and operations of the three affiliated entities to concentrate on the core business, which is the administration of medicial benefits. Revenues for the three affiliated entities represent less than 3% of total Consolidated Group revenues. In 1995 it had revenues of $74 million. Consolidated Group employs approximately 600 people. The purchase price of Consolidated Group, which totaled $61.9 million in cash and stock, was allocated to the fair value of the net assets acquired as follows, subject to post-closing adjustment:



      Tangible assets acquired                              $ 17.2  million
      Goodwill                                                63.1  million
      Liabilities associated with purchase                   (18.4) million
                                                            --------
                                                            $ 61.9  million



      On July 1, 1996, the Company also acquired all reissued and outstanding stock of Harrington for $32.5 million cash and 1,400,110 of the Company's common shares. Harrington, headquartered in Columbus, Ohio, provides administrative services to over 700 large self-funded plans for employers in a variety of industries covering approximately 1,600,000 members in 47 states. Its revenues in 1995 were $72 million. Harrington employs approximately 1,500 employees, with principal offices in Columbus, Ohio, Chicago, Illinois, and El Monte, California. The purchase price of Harrington, which totalled $61.5 million in cash and stock, was allocated to the fair value of the net assets acquired as follows, subject to post-closing adjustment:



      Tangible assets acquired                              $ 16.3  million
      Goodwill                                                76.9  million
      Liabilities associated with purchase                   (31.7) million
                                                            --------
                                                            $ 61.5  million



         The following unaudited pro forma consolidated results of operations of the Company give effect to the TPCM, DGB, Consolidated Group, and Harrington acquisitions, accounted for as purchases, as if they occurred on January 1, 1995:



                                           Nine months ended September 30,
                                           -------------------------------
                                              1996                  1995
                                           --------               --------
Revenues                                   $205.5  million        $179.3 million
Net income (loss)                          $ (2.3) million        $  6.5 million
Net income (loss) per
  common share                             $(0.15)                $ 0.44



        The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of January 1, 1995, or of the results which may occur in the future.


        On September 13, 1996, the Company announced the execution of a merger agreement to acquire all of the issued and outstanding capital stock of Health Risk Management, Inc. ("HRM") for a purchase price consisting of (i) a cash payment, for all outstanding shares of HRM capital stock and common stock equivalents, of $9.68603 per share and (ii) 0.360208 of a Company share for each share of HRM capital stock. The Company estimates that total consideration for the stock of HRM will be approximately $45.7 million in cash and 1.5 million shares of Company stock. The Company filed an S-4 Registration Statement relating to this proposed acquisition on November 13, 1996. A special meeting of HRM shareholders is expected in March, 1997 to vote on the merger, which will not be effective before March 1, 1997.


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


5.      SUBSEQUENT EVENTS



        Subsequent to September 30, 1996, pursuant to the Plan and Agreement of Merger dated May 28, 1996, between the Company and Harrington, the Company and Harrington's shareholders representative agreed on the post closing adjustment based on the balance sheet of Harrington as of June 30, 1996. This agreement will result in the issuance, in November 1996, of an additional 52,977 shares of the Company's common stock to the former Harrington shareholders. The issuance will be accounted for as an adjustment to the purchase price. The shares will be valued at $21.50 per share, which is the closing price of the Company's stock on June 26, 1996, resulting in an increase in goodwill and equity of $1.1 million.

        The registrant is hereby replacing the Management's Discussion and Analysis of Financial Condition and Results of Operations as filed in Item 2 on its Form 10-Q for the quarterly period ended September 30, 1996.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.       RESULTS OF OPERATIONS


        The following is a discussion of material changes in the consolidated results of operations of the Company for the three and nine months ended September 30, 1996 compared to the same periods in 1995. As further discussed in Note 1 to the Consolidated Financial Statements, the Company has restated its previously reported pretax loss for the three and nine months ended September 30, 1996. This $18.4 million restatement of pretax loss primarily reflects the capitalization of certain costs related to the CGI acquisition, which were previously expensed, the exclusion of certain previously recorded integration costs which are to be recognized when incurred subsequent to September 30, 1996 and the elimination of certain impairment charges on 1996 acquisitions.

         The Company provides distribution, enrollment, billing and collection, claims administration, and information reports and analysis on behalf of health care payors and providers. Its customers include small businesses, health care purchasing alliances, HMOs and other managed care organizations, insurance companies, and organizations with self-funded health care plans. In the small group business, the Company is usually compensated by way of a percent of premium collected (sometimes referred to as "retention percentage") and in some instances charges a fixed monthly group administration fee. Premium collected is a function of the premium charged by the payor on each life in the group. Thus, profitability can be a function of many factors, including the number of groups in force, the number of lives in force, the number of lives per group, the related retention percentage, and the overall volume of premium collected on a monthly basis. The Company's ability to increase lives or groups in force is influenced by new business generated and cases renewed on their anniversary date.

        The success of both is heavily influenced by the competitive nature of the pricing offered by the payor and its desire to maintain a presence in its geographic regions and the small group market in general. The Company believes that a higher percentage of future small group revenue will be derived from HMO versus traditional indemnity business, and retention percentages are typically lower from HMO business. Thus, the Company will have to increase sales volume to maintain the same operating margins.

        In the ASO and alliance business, the Company is typically compensated on a capitated or per member, per month ("PMPM") basis. This rate is usually the result of a competitive bidding process, and pricing is typically fixed for a period of time. Future profitability will be influenced by the Company's ability to create value added services that allow it to deviate from the commodity pricing inherent in the bidding process.


        In both the small group and ASO business, the Company offers claims payment services, but such services are typically part of the monthly fee charged, as opposed to a function of the volume of claims filed. Thus, on the operating side, profitability is heavily reliant on both the volume of claims filed (claims experience rate) and the efficiency with which the Company processes claims. The same can be said for the Company's other support functions, such as enrollment, billing, underwriting, customer service, and reporting.



The primary material risks associated with alliance contracts are:



        1. Private enterprises will not accept the use of a government-sponsored program and will therefore fail to provide an adequate number of enrollees to support a revenue base (over which fixed costs may be spread).



        2. The number of enrollees per group will be so low that margins are insufficient to cover the fixed costs of set up for the group.



        3. The level of marketing, enrollment, and customer service required will be materially higher than expected, therefore increasing the variable costs required under the contract.



        4. The independent agents on whom the Company relies to distribute the product are not enthusiastic about the alliance program. As a result, program enrollment fails to meet expectations.



        In the future, the Company's efficiency as an administrator of health care benefits will be influenced by its ability to increase the use of electronic data interchange ("EDI") in the claims collection and input function and its ability to expand the use of auto adjudication in the claims processing and payment function. Profitability will also be influenced by the Company's ability to increase operational efficiencies through consolidation of plants and maximization of economies of scale.



        The Company's growth is affected greatly by its acquisitions of other administrators. Because administrators can operate with a minimal amount of capital, acquired companies typically have modest tangible asset bases. As evidenced by the Company's recent experiences at Harrington and CGI, other than the underlying business, there are no intangible long-lived assets such as work force, customer base, or supplier relationships to which the Company could assign significant value, as these are relationships that routinely turn over and are replaced in the ordinary course of business. No single customer is a significant part of the business, and customers typically have annual contracts which may or may not be renewed. In fact, renewal rates can vary significantly on an annual basis. Accordingly, values cannot and should not be assigned to individual customers or contracts. Thus, goodwill is often a significant portion of the purchase price.



        Subsequent to the acquisitions of Harrington and Consolidated Group, the Company now serves approximately 125,000 businesses, plan holders and governmental agencies in 50 states, Washington, D.C. and Puerto Rico, representing approximately 3,000,000 members. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:



                                                                           Three Months Ended           Nine Months Ended
                                                                              September 30,               September 30,
                                                                         -----------------------    -------------------------
                                                                            1996        1995            1996        1995
                                                                            ----        ----            ----        ----
                 Operating revenues     . . . . . . . . . . . . . .          99.3 %      96.7 %         98.6 %       98.0 %
                 Interest income    . . . . . . . . . . . . . . . .           0.7 %       3.3 %          1.4 %        2.0 %
                                                                            -------------------        --------------------
                 Total revenues     . . . . . . . . . . . . . . . .         100.0 %     100.0 %        100.0 %      100.0 %
                 Expenses:
                     Agents commissions       . . . . . . . . . . .          22.4 %      34.0 %         26.9 %       37.3 %
                     Personnel expenses     . . . . . . . . . . . .          40.6 %      23.7 %         33.9 %       24.8 %
                     General and administrative     . . . . . . . .          20.0 %      17.0 %         19.3 %       17.0 %
                     Pre-operating and contract start-up costs  . .           0.2 %       2.3 %          0.5 %        0.8 %
                     Contract commitment expense      . . . . . . .           4.0 %       0.0 %          2.1 %        0.0 %
                     Restructure charge   . . . . . . . . . . . . .           2.9 %       0.0 %          1.5 %        0.0 %
                     Integration expense  . . . . . . . . . . . . .           0.6 %       0.0 %          0.3 %        0.0 %
                     Loss on partial impairment of goodwill . . . .          20.5 %       0.0 %         10.6 %        0.0 %
                     Depreciation and amortization    . . . . . . .           5.4 %       4.8 %          4.9 %        4.5 %
                                                                            -------------------        --------------------

                               Total expenses       . . . . . . . .         116.6 %      81.8 %        100.0 %       84.4 %

                 Income (loss) before interest expense
                     and income taxes . . . . . . . . . . . . . . .         (16.6)%      18.2 %          0.0 %       15.6 %
                 Interest expense   . . . . . . . . . . . . . . . .           1.9 %       0.0 %          1.0 %        0.1 %
                                                                            -------------------        --------------------
                 Net income (loss) before income taxes    . . . . .         (18.5)%      18.2 %         (1.0)%       15.5 %
                 Provision for income taxes     . . . . . . . . . .          (6.6)%       7.3 %          0.1 %        6.3 %
                                                                            -------------------        --------------------
                 Net income (loss)  . . . . . . . . . . . . . . . .         (11.9)%      10.9 %         (0.9)%        9.2 %
                                                                            ===================        ====================



Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995


        Revenues for the three months ended September 30, 1996 increased $42.9 million, or 178.0%, to $67.0 million from $24.1 million for the same period in 1995. This increase resulted primarily from revenue produced by the Company's acquisitions and revenue from internal growth (as measured by increased lives and cases in force), including the new alliance contract in

Kentucky, new Administrative Services Only ("ASO") business, and Multiple Employer Trust ("MET") business, net of lost business attributable to deterioration of renewal rates at TPCM and DGB.


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


         Personnel costs for the three months ended September 30, 1996 increased $21.5 million, or 377.2%, to $27.2 million from $5.7 million for the same period in 1995. This increase primarily resulted from the additional costs of $19.4 million associated with the Company's acquisitions and the influence of a greater concentration of ASO revenue within the Company's business mix. In addition, the claims experience rate increased resulting in increased overtime costs. The Company realized additional increases from costs associated with the alliance contract in Kentucky and new MET and ASO contracts.


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


         Contract commitment expense relates to the recognition of losses on adverse contracts entered into by the Company in previous periods with state-sponsored and private health care purchasing alliances. These losses are the result of lower than anticipated growth in lives per case in the Third Quarter and the resulting excess of cost of service over revenue to be earned over the balance of the contract period. Discussions have been ongoing with the related sponsors (Florida and North Carolina) to obtain revisions in contract terms sufficient to generate additional revenue or reduced costs. As of September 30, 1996, the Company has been unable to obtain concessions sufficient to offset the results experienced in the third quarter.



         Restructure charges result from the Company's intention to close excess facilities and terminate certain employees.



         The loss on partial impairment of goodwill reflects the write-down of the carrying value of goodwill originally recorded upon the Company's acquisition of TPCM and DGB reflecting their expected future discounted cash flows.



         The Company anticipates reductions in revenue from TPCM and DGB of 11% and 10%, respectively, in the fourth quarter and of approximately 30% and 17%, respectively, in 1997. Collectively these represent approximately 5% of the Company's revenue for the quarter ended September 30, 1996. Because of the narrow focus of the markets served by TPCM and DGB, the Company has been unable to capitalize on the synergies anticipated at the date of acquisition. The Company continually evaluates these operations for opportunities to reverse these revenue losses and adjust operating costs in response to changing conditions and does not believe these operations will create any further materially adverse impact on future results of operations.



         Depreciation and amortization expenses for the three months ended September 30, 1996 increased $2.9 million, or 242%, to $4.1 million from $1.2 million in 1995. This increase related primarily to an increase in the amortization of goodwill related to the Company's acquisitions and abandonment of computer software.



Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995


        Revenues for the nine months ended September 30, 1996 increased $59.0 million, or 83.2%, to $129.9 million from $70.9 million for the same period in 1995. This increase resulted primarily from revenue produced by the Company's acquisitions, from internal growth as measured by increased lives and cases in force, including the new alliance contract in Kentucky and new ASO and MET business, net of lost business attributable to deterioration of renewal rates at TPCM and DGB, and additional interest income from the proceeds of the Company's initial public offering on May 19, 1995.


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


         Personnel costs for the nine months ended September 30, 1996 increased $26.4 million, or 150.0%, to $44.0 million from $17.6 million for the same period in 1995. This increase primarily resulted from the additional costs of $23.1 million associated with the Company's acquisitions and the influence of a greater concentration of ASO revenue within the Company's business mix. In addition, a higher than usual claims experience rate resulted in higher overtime costs as attempts were made to maintain claims backlog levels. The Company incurred additional increases from costs associated with the alliance contract in Kentucky and new MET and ASO contracts.


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


         Depreciation and amortization expenses for the nine months ended September 30, 1996 increased $3.6 million, or 112.5%, to $6.8 million from $3.2 million in 1995. This increase related primarily to an increase in the amortization of goodwill related to the Company's acquisitions, the purchase of data processing equipment, internally-developed software and abandonment of software.



B.       LIQUIDITY AND CAPITAL RESOURCES


         On May 19, 1995, the Company completed an initial public offering which generated net proceeds of approximately $51.0 million. On August 31, 1995, HPS used approximately $7.5 million of the offering proceeds to acquire all of the outstanding capital stock of TPCM. On October 12, 1995, HPS used approximately $5.1 million of the offering proceeds to acquire substantially all of the assets of the third party administration business of DGB. The Company placed an additional $5 million of the proceeds in an escrow account to guarantee the availability of funds for semi-monthly payments due with respect to the DGB acquisition. On January 13, 1996, using offering proceeds, the Company acquired $2.0 million of preferred stock of Medirisk, representing a 9% ownership interest in Medirisk, and on March 15, 1996, Medirisk exercised its option to issue $6.9 million of debt with detachable warrants to the Company. To date, the Company has not elected to convert the detachable warrants into common stock of Medirisk. Medirisk intends to utilize part of the proceeds from its initial public offering to extinguish the debt owed to the Company (see "Notes to Consolidated Financial Statements - Acquisitions").



         On July 1, 1996, the Company utilized substantially all of the remaining funds originating from the public offering and borrowed against its Line of Credit to fund the acquisitions of Harrington and Consolidated Group. The outstanding draw against the Line of Credit was $60 million at September 30, 1996.



         On September 13, 1996, the Company increased its Line of Credit from $85 million to $175 million. First Union serves as "agency bank" with respect to this facility. Like the previous credit facility, the new facility contains provisions which require the Company to maintain certain minimum financial ratios, impose limitations on acquisition activity and capital spending, and prohibit the Company from declaring or paying any dividend upon any of its capital stock without the consent of First Union. During the third quarter, the Company amended the terms of its credit facility to allow it to spread the effects of the restructuring and integration costs recorded (see "Notes to Consolidated Financial Statements - Restructure and Integration") over 3 years for purposes of calculating funds availability on its Line of Credit.
Treatment is similar for calculating compliance with financial covenants.



         The Company expects that the decline in cash flows which resulted in the recording of a $13.7 million charge for the impairment of goodwill will not result in the Company's inability to meet future operating, investing, and financing requirements for the remainder of 1996 and the near future, especially given that TPCM and DGB revenues represent less than 5% of total Company revenue. Cash flow as measured by earnings before interest, taxes, depreciation and amortization approximated $100,000 for the quarter ended September 30, 1996 and $900,000 for the nine months ended September 30, 1996 for TPCM and approximately $250,000 and $1,500,000, respectively, for DGB. In addition, other than the decline in cash flow which led to the impairment of goodwill in the third quarter of 1996, the Company knows of no other effects or expected effects on the Company's results of future operations or financial position.
The Company believes that additional revenue will be provided by new products and sales generated by other initiatives of the Company and will offset the impact on it's future operations and cash flows.



         Although it has been a limited time since the Company's acquisitions of Harrington and Consolidated Group, management does not immediately foresee adverse circumstances similar to TPCM and DGB due to the significantly broader market base over which to spread risk and each company's longer history of servicing customers. Although management remains optimistic about the future, there can be no assurance that adverse business conditions will not occur in the future.



         The Company has entered into a merger agreement to acquire the issued and outstanding capital stock of HRM. This acquisition is not expected to be completed before March 1, 1997. The Company expects to incur a cash outlay of approximately $45.7 million in conjunction with the closing of this acquisition. The acquisition will be primarily funded by proceeds from the Company's existing Line of Credit.



         The Company expects to incur a cash outlay of approximately $6.5 million in the fourth quarter of 1996 for non-recurring integration costs related primarily to systems integration.



         Based on current expectations, the Company believes that all consolidated operating, investing and financing activities for the remainder of 1996 and the foreseeable future will be met from internally generated cash flow, available cash, or its existing Line of Credit.

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

PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a)  Exhibits.



              Exhibit
              Number        Description of Exhibit
              ------        ----------------------
              10.1          Second Amendment to the Credit Agreement originally dated as of May 17, 1996 by and among the Company, the Lenders and First Union Bank of North Carolina, as
                            agent, as amended July, 1996 and September 26, 1996 (previously filed).

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

              27.1          Financial Data Schedule (for SEC use only).




      (b) On September 13, 1996, and on February 14, 1997, the Company filed amended reports on Form 8-K/As, together with required financial statements, with respect to the Harrington and Consolidated Group acquisitions.

                        HEALTHPLAN SERVICES CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           HEALTHPLAN SERVICES CORPORATION





Date: February 14, 1997     /s/ James K. Murray, Jr.
                           --------------------------------------
                           President and Chief Executive Officer




Date: February 14, 1997     /s/ James K. Murray III
                           --------------------------------------
                           Executive Vice President and Chief Financial Officer