Form 10-K
period 1996-12-31
HEALTHPLAN SERVICES CORP
filed 1997-03-31
CIK 942319

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO
                                                 -----  -----
                           COMMISSION FILE NO. 1-13772

                         HEALTHPLAN SERVICES CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                   13-378901
    (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

   3501 FRONTAGE ROAD, TAMPA, FLORIDA                        33607
(Address of Principal Executive Offices)                   (Zip Code)

       Registrant's telephone number, including area code: (813) 289-1000

           Securities registered pursuant to Section 12(b) of the Act:


         TITLE OF                                  NAME OF EXCHANGE
         EACH CLASS                                ON WHICH REGISTERED
         ----------                                -------------------

         Common Stock $.01 par value......................NYSE
                    ----------------------------------------
        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period during which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on March 10, 1997 was $114,264,785.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 10, 1997 was 14,991,126.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders of HealthPlan Services Corporation, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996.

                                     PART I

This document contains certain forward-looking statements regarding future financial condition and results of operations. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties, and assumptions, including industry and economic conditions, customer actions, and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 1.  BUSINESS

GENERAL

     HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, the "Company"), including its newly acquired operating units, Consolidated Group, Inc. ("Consolidated Group") and Harrington Services Corporation ("Harrington"), is a provider of marketing, administration, and risk management services and solutions for health and other benefit programs. The Company provides these services for over 125,000 small businesses, plan holders, and large, self-funded organizations, covering approximately 2.6 million members in the United States. The Company's clients include managed care organizations, insurance companies, integrated health care delivery systems, self-funded benefit plans, and health care purchasing alliances. The Company and its operating units function solely as service providers generating fee-based income and do not assume any underwriting risk.

STRATEGY

     The Company's strategy is to grow revenue and increase earnings through new product development, broader distribution of existing managed care products, and the addition of new payors, such as health maintenance organizations ("HMOs"), integrated health care delivery systems, and other managed care providers. The Company desires to build economies of scale by adding administrative services contracts with larger groups and by opportunistic expansion of its small group business. The Company also intends to further support the development of information-based products for its payors and other customers.

RECENT TRANSACTIONS AND COMPANY REORGANIZATION

     Health Risk Management, Inc.

     On September 12, 1996, the Company entered into a Plan and Agreement of Merger (the "Merger Agreement") with HealthPlan Services Alpha Corporation, a Delaware corporation and wholly owned subsidiary of the Company, and Health Risk Management, Inc., a Minnesota corporation ("HRM"), which provided for the acquisition of HRM by the Company in a merger transaction (the "HRM Merger"). In March 1997, the Company and HRM mutually agreed to terminate the Merger Agreement due to unexpected delays and the parties' unwillingness to consummate a transaction that might be of less value and dilutive to their respective shareholders in the near term. In connection with the termination, the Company purchased 200,000 shares of HRM common stock, representing approximately 4.5% of HRM shares outstanding, at a price of $12.50 per share. These shares are not registered under the federal or state securities laws and are subject to restrictions on transfer. The Company and HRM also have committed to continue joint marketing of their respective products and services under the terms of a marketing agreement established in September 1996. HRM provides comprehensive, integrated health care management, information, and health benefit administration services to employers, insurance companies, unions, HMOs, preferred provider organizations ("PPOs"), physician hospital organizations ("PHOs"), hospitals, and governmental units in the United States and Canada.

     Consolidated Group, Inc. and Harrington Services Corporation Acquisitions; Company Reorganization

     On July 1, 1996, the Company acquired all of the issued and outstanding stock of Consolidated Group and three affiliated entities for approximately $61.9 million in cash. Consolidated Group, headquartered in Framingham, Massachusetts, specializes in providing medical benefits administration and other related services for health care plans. As of December 31, 1996, Consolidated Group provided these services for over 23,000 small businesses covering approximately 250,000 members. Consolidated Group was founded in 1971 and was a principal competitor of the Company in the small employer market prior to the acquisition. Upon consummation of this transaction, James F. Carlin, Jr. and Holyoke L. Whitney, the founders of Consolidated Group, were elected to the Company's Board of Directors. Between July 1, 1996 and December 31, 1996, Consolidated Group generated revenues of $32.1 million.

     On July 1, 1996, the Company acquired all of the issued and outstanding stock of Harrington for $32.5 million cash and 1,400,110 shares of the Company's Common Stock valued at $30.1 million. Harrington, headquartered in Columbus, Ohio, provides administrative services to large, self-funded benefit plans covering approximately 960,000 members as of December 31, 1996. Its revenues between July 1, 1996 and December 31, 1996 were $42 million.

     In the third quarter of 1996, after the consummation of the Consolidated Group and Harrington acquisitions, the Company implemented a reorganization of its management structure. In connection with this reorganization, the Company appointed a chief operating officer for each of its four business units: Small Group Business, Large Group Business, Health Care Alliances, and The New England. Timothy T. Clifford, the President and Chief Executive Officer of Consolidated Group, became Chief Operating Officer - Small Group Business, and Robert R. Parker, the Chairman and Chief Executive Officer of Harrington, became Chief Operating Officer - Large Group Business. Richard M. Bresee became Chief Operating Officer - Health Care Alliances, and Gary L. Raeckers became Chief Operating Officer - The New England.

     Medirisk, Inc. Transaction

     On January 8, 1996, the Company entered into an agreement with Medirisk, Inc. ("Medirisk"), a provider of proprietary information products that track the price and utilization of medical procedures, to purchase $2.0 million of Medirisk preferred stock. The Company also agreed to purchase up to $10.0 million over four years in the form of senior subordinated notes, for which the Company would receive detachable warrants to purchase Medirisk common stock at $0.015 per share. As of December 31, 1996, the Company (i) had purchased $2.0 million of preferred stock of Medirisk, (ii) had loaned Medirisk $6.9 million, and (iii) had received detachable warrants to purchase 298,150 shares of Medirisk common stock. Medirisk has used these funds to finance its expansion through the development of additional products and the acquisition of two health care information businesses. On January 29, 1997, Medirisk completed an initial public offering of 2.3 million shares of its common stock at a purchase price of $11.00 per share, and Medirisk subsequently fully satisfied its debt obligation to the Company. In connection with the offering, the Company's Medirisk preferred stock was converted into Medirisk common stock. The Company has not yet exercised its warrants to purchase Medirisk common stock. As of January 29, 1997, the Company beneficially owned 480,442 shares (representing approximately 11%) of Medirisk common stock on a fully diluted basis, assuming exercise of all outstanding warrants.

     Third Party Claims Management, Inc. and Diversified Group Brokerage Corporation Acquisitions

     During 1995, the Company acquired all of the stock of a small, self-funded benefits administrator known as Third Party Claims Management, Inc. ("TPCM") and substantially all of the assets of another administrator known as Diversified Group Brokerage Corporation ("DGB"). Both TPCM and DGB have experienced declining revenue due to customer attrition. After performing a review for impairment of goodwill related to TPCM and DGB, in the third quarter of 1996 the Company recorded a charge against earnings of $7.1 million relating to the TPCM transaction and $6.6 million relating to the DGB transaction. The Company has worked to consolidate the operations of TPCM and DGB, resulting in the termination of substantially all of the operations at the Memphis, Tennessee and Irving, Texas offices of TPCM in 1996 and 1997.

THE COMPANY'S PRODUCTS AND SERVICES

     The Company provides marketing, administration, and risk management outsourcing services and solutions for managed care organizations, insurance companies, integrated health care delivery systems, self-funded benefit plans, and health care purchasing alliances.

     Marketing

     Through its Small Group Operating Unit, the Company provides managed care companies, insurance companies, and integrated health care delivery systems with marketing services targeting the individual and small business market. The Company's marketing activity includes sales support for insurance agents through a direct field sales force, telephone sales representatives, and master brokers. The Company maintains relationships with over

100,000 insurance agents, including independent brokers and captive insurance agents who work exclusively for underwriters that have contracted with the Company to provide individual and small group health plans through their agent force. This agent relationship provides the Company with a significant distribution conduit to the small business market in the United States. The Company also helps design managed care products based on market research, actuarial analysis of claims adjudicated, and interaction with payor organizations. These products often include features that address the particular needs of the small business employer, including specialized dental and disability coverage. On behalf of its payors, the Company designs and implements communications programs that are aimed at educating insurance agents about the relative merits of particular product offerings. In addition, the Company develops consumer awareness programs, including advertising and media planning, for state-sponsored health care purchasing alliances.

     Administration

     The Company provides enrollment, premium billing and collection, and claims administration services for all types of benefit plans. The Company's enrollment services include underwriting, issuance of enrollment cards, and case renewal. As a provider of billing and collection services, the Company sends monthly bills on behalf of payors to insured parties, receives premium payments from the insureds, and pays service fees to agents. The Company also implements premium changes due to rate changes, employee hiring or termination, and other group changes. The Company's claims administration services include eligibility verification, copayment calculation, repricing, claims adjudication, and preparation of explanation of benefits forms. The Company also processes claims on behalf of self-funded companies and other payors by issuing checks to health care providers on payor accounts.

     Risk Management

     The Company's risk management products include traditional utilization review services as well as information and analysis services. The Company provides utilization review through its Care Management units. These units are staffed by qualified nurses and other qualified medical personnel to provide precertification approval (a review mechanism for screening costs in advance of medical care); medical case management (to contain the costs of prolonged and catastrophic cases); and special claims review services. The Company has broad reporting and analytic capabilities relating to all aspects of its services. The Company's information services include preparation of reports regarding agent production, enrollment, and frequency and type of claims. The Company intends to continue to enhance its information-based products. In particular, the Company plans to pursue opportunities with its strategic partner, Medirisk, to develop information-based products from the Company's database of administered claims. The Company also hopes to enhance its risk management business unit through its relationship with HRM.

THE COMPANY'S CUSTOMERS

     The Company provides services on behalf of a wide range of health care payors, including managed care organizations, insurance companies, integrated health care delivery systems, self-funded benefit plans, and health care purchasing alliances.

     Small Group Customers

     Through its Small Group Operating Unit, the Company has over 25 years of experience in helping insurance companies and other payors access the small employer market. Since October 1994, the Company has expanded its customer base from traditional indemnity carriers to include HMOs, PPOs, and other managed care entities, and has worked with its traditional indemnity carriers to develop managed care products. The Company provides marketing and administrative services for several major managed care products through relationships with The New England Mutual Life Insurance Company and New England Life Insurance Company (together, "The New England"), United HealthCare Corporation ("United HealthCare"), Kaiser Permanente Insurance Company, and U.S. Healthcare, Inc. Effective January 1, 1997, the Company assumed marketing and administrative services for TMG Life Insurance Company's ("TMG's") medical, dental, and group life benefit business. Based on TMG's 1996 revenues, the Company expects that TMG's employee benefits business will generate over $20 million in revenue in 1997. This amount is a forward-looking estimate, however, and is not necessarily indicative of actual results, which could be different upon the occurrence of any one of several factors, including greater-than-expected attrition.

     The Company continues to pursue relationships with several new managed care clients. In July 1995, the Company began providing services in Florida for an affiliate of Physicians Corporation of America ("PCA"). In the first quarter of 1996, the Company expanded its services to include PCA's Alabama affiliate. In the fourth quarter of 1996, PCA transferred its Alabama operations to Health Partners of Alabama, Inc. The Company and Health Partners of Alabama, Inc. are currently negotiating a continuation of the Alabama relationship. In April 1996, the Company and an affiliate of Foundation Health Corporation, a national managed care company, entered into an agreement whereby the Company will be Foundation's exclusive marketer and administrator in the State of Florida for individual and small group products (for groups with 15 or fewer employees). In addition, the Company will market and administer Foundation's individual program and will offer a dual option PPO/HMO for small groups with between 15 and 50 employees. In July 1996, the Company entered into an agreement with Provident Indemnity Life Insurance Company to market and administer its managed indemnity product to individuals in several states.

     The Company also has established relationships with integrated delivery systems. In May 1996, the Company entered into an agreement to provide administrative services for an affiliate of the Florida Independent Physicians Association ("FIPA"), a network of independent physicians associations representing physicians in the State of Florida.

     In 1996, the Company explored new distribution channels for its indemnity and managed care products. In the third quarter of 1996, the Company established a computer "home page" on the Internet (www.healthplan.com). In addition to providing information about the Company, the home page offers price quotations for a Celtic Life Insurance Company product marketed through the Company.

     To date, the Company has not generated any significant revenue from any of its new managed care, integrated delivery system, or distribution relationships, and it is unclear when, if ever, significant revenue will materialize from these ventures.

     In the first quarter of 1996, the Company and Employers Life Insurance Company of Wausau ("ELOW") entered into an agreement to offer health care products to small businesses in several states. In the fourth quarter of 1996, the Company and ELOW agreed to discontinue this product offering due to unexpected market conditions. In 1995, the Company entered into a memorandum of understanding with Coastal Healthcare Group, Inc. ("Coastal") regarding possible marketing and administrative services arrangements. The Company has not entered into a definitive agreement with Coastal regarding such arrangements and is not currently engaged in negotiations with Coastal. In 1995, the Company and Mutual of Omaha agreed to expand their existing marketing relationship to include Mutual of Omaha's HMOs. The pricing and other terms of this relationship have not been negotiated, and the Company is not currently providing services for Mutual of Omaha's HMO product.

     Typically, the Company's insurance and managed care payors sign contracts with the Company that are cancelable by either party without penalty upon advance written notice of between 90 days and one year and are also cancelable upon a significant change of ownership of the Company. The New England, Celtic Life Insurance Company, and Ameritas Life Insurance Corporation businesses accounted for approximately 31.0%, 23.0%, and 10.7%, respectively, of the Company's consolidated revenue in 1995 and approximately 16.2%, 12.5%, and 6.5%, respectively, of the Company's consolidated revenue for the year ended December 31, 1996. Although this decline is due primarily to the Company's expansion through acquisition, which has diluted its concentration of revenues from these sources, it should be noted that the Company continues to experience higher lapses than originations in the business written with these payors, and it is not certain when, if ever, this trend will be reversed.

     The difficulty experienced by the Company in originating business for the Company's indemnity payors during the 1990s is representative of the problems facing the industry in general. Escalating medical costs have rendered fee-for-service products less competitive, as evidenced by the explosive growth during this decade of HMO products, which utilize a higher degree of demand and disease management applications. The Company cannot predict the success with which indemnity payors will be able to manage their medical loss ratios in the future, which ability affects the competitive nature of the pricing they can offer with respect to their products. Such pricing could have a direct effect on the Company's ability to originate, maintain, and grow indemnity business in the future.

     In the third quarter of 1996, Metropolitan Life Insurance Company completed a merger with The New England. The Company is unable to predict what effect, if any, this merger will ultimately have on the Company's relationship with The New England.

     Historically, the majority of Consolidated Group's business was written with The Travelers Insurance Company, which recently combined with the health insurance business of Metropolitan Life Insurance Company to form MetraHealth. Subsequently, MetraHealth was acquired by United HealthCare, one of the nation's leading HMO companies. Between July 1, 1996 and December 31, 1996, this business represented approximately 75% of Consolidated Group's revenue, or approximately 13% of the Company's consolidated revenue. The Company is dependent on United HealthCare's commitment to the small group market and on the Company's ultimate success in converting the MetraHealth business to United HealthCare's new products. Should the Company have to move this business to another payor, it could experience higher than normal lapse rates and lower than normal margins.

     The abandonment of the small group market by either The New England, Celtic Life Insurance Company, or Ameritas Life Insurance Corporation, indemnity payors' ability to manage medical costs, and the degree to which the Company is successful in the MetraHealth conversion, could have a material adverse effect on the Company. With respect to the business serviced by the Company, a decision by any one of these payors to administer and distribute a significant portion of its products directly to small businesses also could have a material adverse effect on the Company.

     Large Group Customers

     The Company has been in the administrative services only ("ASO") business since 1987, when the Company assumed administrative responsibility for the employee health insurance plan of The Dun & Bradstreet Corporation ("D&B"). Harrington, the Company's newly acquired subsidiary, was founded in 1953 and is an administrator of self-funded health care plans for large corporations, government sector employers, Taft-Hartley plans, and associations. In addition to providing claims administration services, the Large Group Operating Unit also offers its clients workers' compensation and unemployment cost control programs. As a result of the TPCM, DGB, and Harrington acquisitions, the Company added multiple operating facilities throughout the country for its ASO business. Through these acquisitions, as well as new business sales and case acquisition, as of December 31, 1996 this business unit provided administrative services to approximately 3,500 clients with over 850,000 employees, representing approximately 1.6 million members.

     Health Care Purchasing Alliances

     During the 1990s, many small businesses were unable to obtain health care coverage at affordable prices. In response, some states have formed state-sponsored health care purchasing alliances. Several privately funded groups also have formed health care purchasing alliances, in some cases with state support. The Company is the administrator for four state-sponsored health care purchasing alliances (in Florida, Kentucky, North Carolina, and Washington) and three private alliances.

     In 1996, the alliance unit was still not profitable. The Company's 1996 alliance revenues were $6.5 million, or approximately 3% of the Company's consolidated revenues. Management continues to review operating procedures to improve profitability and has entered into discussions with its Florida alliance customers to renegotiate the existing contracts, which are scheduled to expire in 1997. Unless the Company is successful in renegotiating its alliance contracts, it may elect to exit the alliance business.

     The Company is currently the administrator for each of the regional
Florida Community Health Purchasing Alliances ("CHPAs") established by the State of Florida. In the fourth quarter of 1994, and in the third quarter of 1996, the Company recorded significant charges to reflect the estimated loss the Company would incur over the life of the Florida CHPA contracts. In February 1995, the Company was selected as the statewide administrator for North Carolina's State Health Plan Purchasing Alliance program, which was launched in the fourth quarter of 1995. Insurance carriers in North Carolina have not yet shown significant support for this alliance. In the third quarter of 1996, the Company recorded a charge to reflect the estimated loss the Company would incur over the life of the North Carolina contract. In April 1995, the Company was selected as the statewide administrator for Kentucky's health care purchasing alliance program, which commenced in July 1995. In the third quarter of 1995, the Company opened an office in Lexington, Kentucky to administer the Kentucky program. The Kentucky plan is fully operational and was profitable in 1996, with approximately 270,000 covered members as of December 31, 1996. In February
1997, the Kentucky alliance announced that at the expiration of the current term of the Company's contract on June 30, 1997, the alliance would break out various services currently being performed under the contract and seek separate bids for those services. The Company chose not to submit a formal bid to provide such services. In December 1995, the Company was selected to develop and implement statewide marketing and selected administrative services for the "Basic Health Plan," the State of Washington's health care purchasing alliance program, beginning in the second quarter of 1996. The Washington contract is still in the developmental stage, and its ultimate success and acceptance by the residents of the State of Washington cannot be predicted at this time.

     The Company has incurred substantial expenses in connection with the start-up of its Florida, Kentucky, North Carolina, and Washington alliance administration contracts and will incur similar start-up expenses in connection with other state health care purchasing alliance business obtained by the Company in the future. The Company does not anticipate recovering all of its start-up expenses incurred in connection with the alliance administration contracts during their initial terms, and there can be no assurance that the health care purchasing alliance contracts will be profitable for the Company. In addition, each of the health care purchasing alliance contracts currently held by the Company contains a broad cancellation provision that enables the alliance to cancel the contract on relatively short notice without penalty. The Company has developed marketing expertise and proprietary software to handle the enrollment, billing, disbursement, and reporting services required under the Alliance contracts, including client-server technology. The Company believes that its marketing expertise and proprietary software may provide it with a competitive advantage in pursuing alliance contracts.

     Since 1985, Consolidated Group has worked with Associated Industries of Massachusetts ("A.I.M.") to offer specially designed health care plans to A.I.M. member companies. In September 1995, Small Business United of Texas ("SBUT"), a non-profit business association, selected the Company to provide administrative services for its affiliated health care purchasing alliance. The Company has not entered into a definitive agreement with the SBUT alliance. In November 1995, the Company began administering health care benefits for the South Broward Hospital District self-funded benefits plans. In January 1996, the Company began providing claims administration services for some of the member employers of Healthcare Sarasota, Inc., a coalition of employers in Sarasota, Florida.

INFORMATION TECHNOLOGY

     The Company's central data processing facilities are located in Tampa, Florida; Framingham, Massachusetts; Columbus, Ohio; and El Monte, California. The Company operates in a three-tiered architectural environment. A large IBM mainframe and a DEC platform support the large volume of data and transactions processed by the Company on an annual basis. Since 1990, the Company has invested in client-server technology to support the front-end sales and marketing function. The Company utilizes personal computer workstations in a local-area and wide-area network to deliver information and images to the desktop. The Company also utilizes a variety of other technologies to meet specific business needs, including interactive voice response for sales and services, point-of-service devices for claims processing, and optical character recognition for entry of data from forms.

     The Company completed four acquisitions during 1995 and 1996 and intends to create a common technology platform for all of its business operations. In addition, the Company expects to eliminate redundant facilities and personnel as part of its ongoing integration of acquired businesses. These efforts could take several years and the costs, which are expected to be significant, cannot be determined at this time.

GOVERNMENT REGULATION

     The Company is subject to regulation under the health care and insurance laws and other statutes and regulations of all 50 states, the District of Columbia, and Puerto Rico. Many states in which the Company provides claims administration services require the Company or its employees to receive regulatory approval or licensure to conduct such business. Provider networks are also regulated in many states, and certain states require the licensure of companies, such as the Company, which provide utilization review services. The Company's operations are dependent upon its continued good standing under applicable licensing laws and regulations. Such laws and regulations are subject to amendment or interpretation by regulatory authorities in each jurisdiction. Generally, such authorities have relatively broad discretion when granting, renewing, or revoking licenses or granting approvals. These laws and regulations are intended to protect insured parties rather than stockholders and differ in content, interpretation, and enforcement practices from state to state. Moreover, with respect to many issues affecting the Company, there is a lack of guiding judicial or administrative precedent. Certain of these laws could be construed by state regulators to prohibit or restrict practices that have been significant factors in the Company's operating procedure for many years. The Company could risk major erosion and even "rebate" exposure in these states if state regulators were to deem the Company's practices to be impermissible.

     The Employee Retirement Income Security Act of 1974, as amended ("ERISA"), governs the relationships between certain health benefit plans and the fiduciaries of those plans. In general, ERISA is designed to protect the ultimate beneficiaries of the plans from wrongdoing by the fiduciaries. ERISA provides that a person is a fiduciary of a plan to the extent that such person has discretionary authority in the administration of the plan or with respect to the plan's assets. Each employer is a fiduciary of the plan it sponsors, but there can also be other fiduciaries of a plan. ERISA imposes various express obligations on fiduciaries. These obligations include barring a fiduciary from permitting a plan to engage in certain prohibited transactions with parties in interest or from acting under an impermissible conflict of interest with a plan. Generally, a party in interest with respect to a plan includes a fiduciary of the plan and persons that provide services to the plan. The application of ERISA to the operations of the Company and its customers is an evolving area of law and is subject to ongoing regulatory and judicial interpretations of ERISA. Although the Company strives to minimize the applicability of ERISA to its business and to ensure that the Company's practices are not inconsistent with ERISA, there can be no assurance that courts or the United States Department of Labor will not in the future take positions contrary to the current or future practices of the Company. Any such contrary positions could require changes to the Company's business practices (as well as industry practices generally) or result in liabilities of the type referred to above. Similarly, there can be no assurance that future statutory changes to ERISA will not significantly affect the Company and its industry.

     The Company's Consolidated Group subsidiary is undergoing an audit by the United States Department of Labor (the "DOL") in which the DOL has raised various questions about the application of ERISA to the way that subsidiary does business. This audit is ongoing, and there can be no assurance that the DOL will not take positions that could require changes to the way this subsidiary operates, or result in the imposition of administrative fines and penalties.

COMPANY HISTORY

     The Company's initial principal operating subsidiary, HealthPlan Services, Inc. ("HPSI"), was founded in 1970 by James K. Murray, Jr., the Company's current President and Chief Executive Officer, Charles H. Guy, Jr., and Trevor
G. Smith (the "Founders"), each of whom currently serves as a director of the Company. D&B purchased the business in 1978 and operated it as a division. Mr. Murray continued to play an active role in the business until 1987, when he left to assume roles of increasing responsibility within D&B, which included serving as president of two of its largest operating divisions. In August 1994, the Founders, Noel Group, Inc., a publicly-traded company based in New York ("Noel"), and three funds in which Trinity Ventures, Ltd., a privately-held venture capital company, is the general partner (the "Initial Investors"), formed the Company to purchase the HealthPlan Services business (the "Predecessor Company") from D&B, which purchase was consummated on September 30, 1994. HealthPlan Services Corporation is a Delaware corporation.

STOCKHOLDERS

     In December 1996, Noel, Automatic Data Processing, Inc. ("ADP"), and the Company entered into an agreement (the "ADP Agreement") pursuant to which Noel agreed to sell 1,320,000 shares of the Company's Common Stock to ADP at a purchase price of $20 per share. This transaction was completed on February 7, 1997. Upon completion of the transaction, Noel and ADP owned approximately 29% and 9%, respectively, of the Company's Common Stock. The ADP Agreement generally provides that: (i) ADP may not agree to acquire additional shares of the Company's Common Stock prior to December 31, 1997, unless such acquisition is approved by the Company's Board of Directors, or unless the Company entertains alternative offers; (ii) Noel may not dispose of its remaining shares of the Company's Common Stock prior to September 30, 1997 other than through a direct distribution to Noel's shareholders, subject to specified conditions; and (iii) the Company may not take any action prior to December 31, 1997 that could interfere with "pooling-of-interests" accounting. The Company also agreed: (i) to give ADP the opportunity to maintain its percentage ownership interest in the Company in the event that prior to December 31, 1996 the Company intends to sell any interest in its Common Stock; (ii) to grant ADP certain piggyback registration rights; and (iii) to file a shelf registration statement with respect to ADP's shares within 15 days after the effective date of the ADP Agreement. The Company expects to file the shelf registration statement shortly after the filing of this Annual Report on Form 10-K. As required by the ADP Agreement, Arthur F. Weinbach, President and Chief Executive Officer of ADP, was elected to the Board of Directors of the Company in February 1997. In May 1996, Noel's Board of Directors adopted a plan of liquidation and dissolution, which was approved by Noel's shareholders on March 19, 1997. In connection with Noel's liquidation, the Company expects to file a Form S-3 Registration Statement with the Securities and Exchange Commission to register the shares of the Company's Common Stock held by Noel.

COMPETITION

     The Company faces competition and potential competition from traditional indemnity insurance carriers, Blue Cross/Blue Shield organizations, managed care organizations, third party administrators, utilization review companies, risk management companies, and health care informatics companies. The Company competes principally on the basis of the price and quality of services. Many large insurers have actively sought the claims administration business of self-funded programs and have begun to offer utilization review and other managed health care services similar to the services offered by the Company. Many of the Company's competitors and potential competitors are considerably larger and have significantly greater resources than the Company.

EMPLOYEES

     With the acquisitions of the Consolidated Group and Harrington and the assumption of the employee benefits business of TMG, the Company employed approximately 3,400 employees as of March 20, 1997. Except for Harrington's subsidiary, American Benefit Plan Administrators, Inc., which administers Taft-Hartley plans, the Company's labor force is not unionized. The Company believes its relationship with its employees is good.

TRADEMARKS

     The Company utilizes various service marks, trademarks, and trade names in connection with its products and services, most of which are the property of the Company's payors. Although the Company considers its service marks, trademarks, and trade names important in the operation of its business, the business of the Company is not dependent on any individual service mark, trademark, or trade name.

ITEM 2.  PROPERTIES

     The Company conducts its operations from its headquarters in Tampa, Florida; its principal operating units, Small Group and Large Group, are headquartered in Framingham, Massachusetts and Columbus, Ohio, respectively. The Company's central data processing facilities are located in its Tampa, Florida, Framingham, Massachusetts, and Columbus, Ohio headquarters, and in El Monte, California. The Company leases these facilities, as well as substantially all of its other locations. The Company believes that its facilities are adequate for its present and anticipated business requirements. In connection with the integration of its newly acquired businesses, the Company has begun consolidating redundant facilities, including data centers, and expects to continue this consolidation in 1997.

ITEM 3.  LEGAL PROCEEDINGS

     In 1995, Self Funded Strategies, L.L.C., a former provider of marketing services for the Company, filed a complaint against the Company claiming wrongful termination of an exclusive marketing agreement and breach of contract. The parties to the dispute agreed to binding arbitration, and the arbitration proceedings occurred during the week of October 29, 1996. The arbitration panel's decision, rendered in December 1996, is not expected to materially alter the amount or timing of future payments that the Company is contractually obligated to make to the plaintiff under the marketing agreement, and thus is not expected to materially affect the cash flows of the Company's business.

     Pursuant to the Harrington acquisition agreement (the "Harrington Agreement"), the Company agreed to use its best efforts to file a registration statement sufficient to permit the public offering and sale of the shares of the Company's Common Stock issued to the Harrington stockholders in the acquisition, with such registration statement to become effective on or before October 31, 1996. On October 30, 1996, the Company received a letter from a representative of Harrington's shareholders stating that the Company was in violation of the

Harrington Agreement and reserving all rights under such Agreement. As of the date hereof, it is not possible for the Company to evaluate what, if any, damages might result from such notice. In November 1996, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission registering the restricted shares of the Company's Common Stock held by the former Harrington and Consolidated Group shareholders. This registration statement became effective on February 14, 1997.

     The Company's Consolidated Group subsidiary is undergoing a DOL audit in which the DOL has raised various questions about the application of ERISA to the way that subsidiary does business. This audit is ongoing, and there can be no assurance that the DOL will not take positions that could require changes to the way this subsidiary operates, or result in the imposition of administrative fines and penalties.

     The Company is involved in various claims arising in the normal course of business. In the opinion of the Company's management, although the outcomes of these claims are uncertain, in the aggregate they are not likely to have a material adverse effect on the Company's business, financial condition, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol HPS. The following table sets forth the high and low sales prices since the date of its initial public offering, as reported by the New York Stock Exchange for the periods indicated.



          1996                                                      HIGH          LOW
          ----                                                      ----          ---
          Fourth quarter ..................................       $ 24.50       $16.375
          Third quarter ...................................       $26.875       $ 18.00
          Second quarter ..................................       $ 29.25       $ 20.25
          First quarter ...................................       $28.375       $22.625


         1995                                                      HIGH           LOW
         ----                                                      ----           ---
         Fourth quarter ...................................       $ 27.00       $17.375
         Third quarter ....................................       $ 22.00       $15.125
         From May 19, 1995 until end of Second Quarter ....       $ 18.00       $ 14.25

     The Company has not paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. It is the present intention of the Company's Board of Directors to retain all earnings in the Company in order to support the future growth of the Company's business. Pursuant to the Company's May 17, 1996 credit agreement with its lenders, the Company may not declare or pay any dividends upon any of its capital stock without the consent of the agent for its lenders. There were approximately 382 holders of record of the Company's Common Stock as of March 10, 1997. The Company believes that there is a significantly greater number of beneficial owners that hold the Company's Common Stock in street name.

     As of July 1, 1996, the Company paid $32.5 million in cash and issued 1,400,110 shares of its Common Stock, par value $.01 per share, to Harrington stockholders in exchange for all of the issued and outstanding stock of Harrington. The value assigned to the shares issued in the Harrington transaction was $30.1 million, or $21.50 per share. As of July 1, 1996, in connection with the Consolidated Group transaction, certain former stockholders of Consolidated Group purchased an aggregate of 160,957 shares of the Company's Common Stock, par value $.01 per share, for a purchase price of $23 per share, or an aggregate of $3.7 million. The shares issued in connection with the Harrington and

Consolidated Group transactions were exempt from registration under Section 4 and Regulation D of the Securities Act of 1933, based on the value of the shares issued and the nature of the distributions. The Company did not register such shares at the time of issuance, and in connection with such issuance filed a Form D with the Securities and Exchange Commission stating that the shares were exempt from registration under Rule 506 of Regulation D. Pursuant to registration rights agreements entered into in connection with the Harrington and Consolidated Group transactions, the Company filed a Form S-3 Registration Statement with respect to these shares, which statement became effective on February 14, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The selected historical financial data set forth below have been derived from the audited consolidated financial statements of the Company at December 31, 1996 and 1995 and for the years ended December 31, 1996 and 1995 and the three months ended December 31, 1994 and the audited financial statements of the Predecessor Company at September 30, 1994 and for the nine months ended September 30, 1994, which appear elsewhere in this Annual Report on Form 10-K ("Form 10-K"), and have been derived from the audited financial statements of the Company at December 31, 1994 and the Predecessor Company at December 31, 1993 and the year ended December 31, 1993 and the unaudited financial statements of the Predecessor Company at December 31, 1992 and the year then ended not included herein. The report of Price Waterhouse LLP, independent accountants of the Company, on the consolidated financial statements of the Company at December 31, 1996 and 1995 and for the years ended December 31, 1996 and 1995 and the three months ended December 31, 1994 appears elsewhere in this Form 10-K. The report of Coopers & Lybrand L.L.P., independent accountants of the Predecessor Company, on the financial statements of the Predecessor Company at September 30, 1994 and the nine months ended September 30, 1994 appears elsewhere in this Form 10-K. Selected historical financial data of the Company and the Predecessor Company should be read in conjunction with the related financial statements and notes thereto appearing elsewhere in this Form 10-K. The pro forma selected financial data are not necessarily indicative of actual results of financial position that would have been achieved had the acquisition of HPSI ("the Acquisition") been completed as of January 1, 1994, nor are the statements necessarily indicative of the Company's future results of operations or financial position.



                                         THE COMPANY                           PREDECESSOR COMPANY (1)
                                         -----------                           -----------------------

                                                  Pro Forma      Three        Nine
                           Year         Year         Year        Months      Months         Year          Year
                           Ended        Ended       Ended         Ended       Ended         Ended         Ended
                          Dec. 31,     Dec. 31,    Dec. 31,      Dec. 31,    Sept. 30,     Dec. 31,      Dec. 31,
                            1996         1995       1994(4)        1994        1994          1993          1992
                            ----         ----       -------        ----        ----          ----          ----

STATEMENT OF INCOME
DATA:
Revenues ...........    $ 193,839     $100,250    $ 107,178     $ 25,233     $ 81,945     $ 113,863     $ 124,165
Expenses:
Agent commissions...       48,507       36,100       43,260       10,047       33,213        48,380        55,680
Other operating
 expenses ..........      117,236       44,133       45,734       10,303       42,138        49,270        45,172
Contract commitments        2,685            -        3,623        3,623            -             -             -
Restructure charge .        1,425            -            -            -            -             -             -
Integration expense         7,804            -            -            -            -             -             -
Loss on impairment
of goodwill ........       13,710            -            -            -            -             -             -
Depreciation and
amortization .......       10,548        4,386        3,517          870        3,347         4,053         3,734
(Loss) income from
operations .........       (8,076)      15,631       11,044          390        3,247        12,160        19,579

Net (loss) income ..    $  (6,716)    $  9,535    $   6,467     $    231     $  1,747     $   6,960     $  11,559
                        ---------     --------    ---------     --------     --------     ---------     ---------
Dividends on
redeemable preferred
stock ..............            -          285            -          285
Net (loss) income
attributable to
Common Stock .......    $  (6,716)    $  9,250    $   6,467     $    (54)
                        ---------     --------    ---------     --------
Pro forma net income
per share (2) ......                  $   0.71    $    0.69     $   0.03
Pro forma weighted
average shares
outstanding (2) ....                    13,414        9,339        9,339
Historical weighted
average net (loss)
income per share ...    $   (0.47)    $   0.82
Historical weighted
average shares
outstanding ........       14,266       11,336
                                                    Pro Forma
                           Dec.31,      Dec.31,      Dec.31,      Dec.31,     Sept.30,      Dec.31,        Dec.31,
                            1996         1995       1994(4)        1994         1994         1993           1992
                            ----         ----       -------        ----         ----         ----           ----
Working capital
(deficit) (3) ......    $ (26,929)    $ 23,013    $ (16,050)    $(16,050)    $(17,742)    $ (21,993)    $ (22,933)
Total assets .......      244,701      112,667       53,189       53,189       27,884        31,851        19,853
Total debt .........       62,298        1,282        1,300        1,300        1,254         1,450             -
Redeemable
preferred stock
(Series A & B),
including accrued
dividends ..........            -            -            -       19,285            -             -             -
Common
stockholders' equity
(divisional equity
(deficit)) .........      108,783       80,966       20,292        1,007        2,170           634        (1,897)


(Notes from previous page)


(1) Represents the historical results of operations of the Predecessor Company. The Company's historical financial statements reflect certain expenses, including expenses attributable to employee benefit programs, retirement and health plans, treasury, and insurance, which were incurred by the Predecessor Company and allocated to the Company on a pro rata basis.

(2) Gives effect to the recapitalization of all 19,000,000 shares of Preferred Stock (plus the right to receive dividends accrued thereon), which were exchanged for 1,397,857 shares of Common Stock of the Company contemporaneously with the consummation of the initial public offering on May 19, 1995 ("the Recapitalization"), for all periods presented.

(3) The working capital deficit of the Predecessor Company reflects its participation in D&B's cash management system, which centrally pooled all D&B entities' cash balances and resulted in negative working capital for the Predecessor Company. The working capital deficit of the Company reflects its assumption in the Acquisition of a $17.0 million working capital deficit of the Predecessor Company.

(4) Gives effect to the Acquisition and the Recapitalization as if such transactions had occurred on January 1, 1994.

                    UNAUDITED PRO FORMA FINANCIAL STATEMENTS

     The following unaudited pro forma statement of operations presents the pro forma statement of income of the Company for the year ended December 31, 1994 giving effect to: (i) the Acquisition; (ii) the Recapitalization; and (iii) the Company's initial public offering of common stock on May 19, 1995. The unaudited pro forma statements of income for the year ended December 31, 1994 assume that the foregoing transactions had been completed on January 1, 1994. The unaudited pro forma financial statements give effect only to the adjustments set forth in the accompanying notes thereto. These unaudited pro forma financial statements are provided only for comparison and are not necessarily indicative of actual results of operations.

                         HEALTHPLAN SERVICES CORPORATION
                     UNAUDITED PRO FORMA STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           Predecessor                                              Pro
                                             Company         Company                               Forma
                                           Nine Months     Three Months                             Year
                                              Ended           Ended                                Ended
                                            Sept. 30,        Dec. 31,       Pro Forma             Dec. 31,
                                              1994             1994         Adjustments            1994
                                              ----             ----         -----------            ----
Revenues                                     $81,945        $ 25,233         $     -            $107,178
                                             -------        --------         -------            --------
Expenses:
    Agent commissions                         33,213          10,047               -              43,260
    Personnel expenses                        24,476           5,972          (3,086)(b)          27,362
    General and administrative                12,991           4,331               -              17,322
    Contract commitments                           -           3,623               -               3,623
    Staff reductions and office
       closings                                4,671               -          (3,621)(c)           1,050
    Depreciation and amortization              3,347             870            (700)(d)           3,517
                                             -------        --------         -------            --------
          Total expenses                      78,698          24,843          (7,407)             96,134
                                             -------        --------         -------            --------
Income before income taxes                     3,247             390           7,407              11,044
Provision for income taxes                     1,500             159           2,918(e)            4,577
                                             -------        --------         -------            --------
Net income                                     1,747             231           4,489               6,467
Dividends on redeemable
    preferred stock                                -             285            (285)(a)               -
                                             -------        --------         -------            --------
Net income (loss) attributable
    to common stock                          $ 1,747        $    (54)        $ 4,774            $  6,467
                                             =======        ========         =======            ========
Pro forma net income
    attributable to common
    stock per share                                                                             $   0.69
                                                                                                ========
Pro forma weighted average
    shares outstanding--fully diluted                                                           $  9,339
                                                                                                ========

                                      14

                         HEALTHPLAN SERVICES CORPORATION

                NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

1.   UNAUDITED PRO FORMA FINANCIAL STATEMENT ADJUSTMENTS

     The unaudited pro forma financial information reflects the following unaudited pro forma adjustments (in thousands):

         (a)      To give effect to the Recapitalization.

         (b) To reflect the elimination of actual salaries and benefits for employees terminated at September 30, 1994 of $1,073 as a condition of the Acquisition (net of new executives' salaries and benefits of $602) and the elimination of D&B employee benefit and incentive compensation programs of $5,556 (net of newly implemented Company employee benefits programs of $2,941).

         (c) To reflect the elimination of Predecessor Company one-time severance expenses related to staff reductions, as reflected on the audited statement of income for the nine months ended September 30, 1994, of $3,621.

         (d) To adjust depreciation and amortization expense to reflect the allocation of the purchase price for the Acquisition and asset revaluation of $12 and ($560), respectively, and the elimination of Predecessor Company amortization on acquisitions of carrier blocks of $1,248, which had been calculated on an accelerated basis over periods of up to seven years.

         (e) To reflect the Pro Forma Statement of Income federal and state tax provision after giving effect to pro forma adjustments
                  (b), (c), and (d) described above.

2. UNAUDITED PRO FORMA NET INCOME PER COMMON SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

     Unaudited pro forma net income per common share amounts and weighted average shares outstanding in the accompanying Pro Forma Statements of Income for the year ended December 31, 1994 are based on the weighted average number of shares during the year assuming that the following events occurred on January 1, 1994: (i) the three-for-two stock split with respect to the Common Stock of the Company, which was effected in the form of a stock dividend declared by the Board of Directors on March 8, 1995; and (ii) the Recapitalization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following is a discussion of material changes in the consolidated results of operations of the Company for the years ended December 31, 1996 and 1995 and Pro Forma Statements for the year ended December 31, 1994 (see
Item 6, "Unaudited Pro Forma Financial Statements" and "Notes to Unaudited Pro Forma Financial Statements").

     The Company provides marketing, administration, and risk management services and solutions for benefit programs. The Company's customers include managed care organizations, insurance companies, integrated health care delivery systems, self-funded benefit plans, and health care purchasing alliances.

     FACTORS AFFECTING PROFITABILITY

     The Company's profitability depends on its customers' service requirements, its ability to meet these requirements efficiently, and the methods of determining compensation for the Company's services. The factors affecting service requirements and compensation levels vary depending on the business unit.

     Service Requirements

     In both the small group and large group businesses, the Company offers claims payment services, but such services are typically part of the monthly fee charged, as opposed to a function of the volume of claims filed. Thus, on the operating side, profitability is heavily reliant on both the volume of claims filed and the efficiency with which the Company processes claims. The same principle applies to the Company's other support functions, such as enrollment, billing, underwriting, customer service, and reporting. In the future, the Company's efficiency as an administrator of health care benefits will be influenced by its ability to increase the use of electronic data interchange ("EDI") in the claims collection and input function and its ability to expand the use of auto adjudication in the claims processing and payment function. Profitability also will be influenced by the Company's ability to increase operational efficiencies through consolidation of plants and maximization of economies of scale.

     Compensation

     In the small group business, the Company is usually compensated by way of a percentage of premium collected (sometimes referred to as "premium retention percentage"), and in some instances the Company charges the covered group a fixed monthly fee. Premium collected is a function of the premium charged by the payor on each life in the group. Thus, profitability can be a function of many factors, including the number of groups in force, the number of lives in force, the number of lives per group, the related premium retention percentage, and the overall volume of premium collected on a monthly basis. The Company's ability to increase lives or groups in force is influenced by new business generated and cases retained. The success of both is heavily influenced by the competitive nature of the pricing offered by the payor and its desire to maintain a presence in its geographic regions and the small group market in general. The Company believes that a higher percentage of future small group revenue will be derived from HMO versus traditional indemnity business, and premium retention percentages are typically lower from HMO business. In addition, it is possible that competitive pressures or regulatory reform could lower future premium retention percentages on the Company's indemnity products. The Company's premium retention percentage declined from almost 20% in January 1996 to approximately 17% in February 1997. Thus, the Company will have to increase sales volume in the future to maintain the same operating margins.

     In the large group and alliance businesses, the Company is typically compensated on a capitated or per member, per month ("PMPM") basis. This rate is usually the result of a competitive bidding process, and pricing is typically fixed for a period of time. Future profitability will be influenced by the Company's ability to create value-added services that allow it to deviate from the commodity pricing inherent in the bidding process.

     Special Risks Associated With The Alliance Business

     Starting in 1994, the Company pursued contracts with state-sponsored health care purchasing alliances, initially in Florida, and in 1995-1996, with additional contracts in North Carolina, Kentucky, and Washington. The Company has incurred substantial expenses in connection with the start up of these contracts, and, to date, the alliance business has been unprofitable.

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

     3. The level of marketing, enrollment, and customer service required will be materially higher than expected, thereby increasing the variable costs required under the contract.

     4. The independent agents on whom the Company relies to distribute the product will not be enthusiastic about the alliance program, resulting in lower than expected enrollment.

     There can be no assurance that the Company will be able to recoup its investment in developing its alliance relationships or that these operations will ultimately be profitable.

     FACTORS AFFECTING GROWTH

     The Company's growth is affected greatly by its acquisitions of other administrators. Growth through acquisition involves substantial risks, including the risk of improper valuation of the acquired business. In addition, the value of such an acquired business or block of business could be impaired if the Company is not successful in integrating the business into its existing operations. These risks are increased when the Company elects to make such acquisitions on a leveraged basis.

     To understand how the Company books acquisitions of administrators in purchase transactions, an understanding of the unique nature of the business is essential. Because administrators can operate with a minimal amount of capital, acquired companies typically have modest tangible asset bases. As evidenced by the Company's recent experiences at Harrington and Consolidated Group, other than the underlying business, there are no intangible long-lived assets such as work force, customer base, or supplier relationships to which the Company could assign significant value, as these are relationships that routinely turn over and are replaced in the ordinary course of business. Often, no single customer of an acquired business constitutes a significant part of the business, and customers typically have annual contracts which may or may not be renewed. Renewal rates can vary significantly on an annual basis. Accordingly, values cannot be assigned to individual customers or contracts. Thus, goodwill, which is the excess of purchase price over the fair value of net assets acquired, is often a significant portion of the purchase price.

     After performing a review for impairment of goodwill related to each of the Company's acquired businesses and applying the principles of measurement contained in FASB 121, the Company recorded a pre-tax charge against earnings of $13.7 million in the third quarter of 1996, representing approximately 7.6% of the Company's pre-charge goodwill. The pre-tax charge is attributable to impairment of goodwill recorded on the following acquisitions: DGB, $6.6 million; and TPCM, $7.1 million.

     At the time of the DGB acquisition, the Company projected a 10% to 15% growth rate in net cash flows at DGB and paid a purchase price which resulted in $9.8 million of goodwill. Since this acquisition, the DGB business has not achieved, and does not expect to achieve, the revenue and net cash flow projections prepared at the time of the acquisition due to, among other things, higher than originally expected attrition rates resulting in ongoing decreases in net revenues (due in part to increased pricing resulting from a reinsurance carrier's departure from DGB's market) and an inadequate distribution system, as evidenced by an underperforming sales force and greater than anticipated operating costs. The Company's efforts to correct these deficiencies have not enabled it to meet its original projections. The Company has determined that its revised projected cash flows will not fully provide for the recovery of the goodwill balance of $8.8 million. Accordingly, the Company has written off $6.6 million of goodwill associated with the DGB acquisition. Any further significant declines in DGB's projected net cash flows may result in additional write-downs of remaining goodwill.

     At the time of the TPCM acquisition, the Company projected a 10% to 15% growth rate in net cash flows at TPCM and paid a purchase price which resulted in $8.1 million of goodwill. Since this acquisition, TPCM has not achieved, and does not expect to achieve, the revenue and net cash flow projections prepared at the time of the acquisition due to, among other things, higher than originally expected attrition rates, significantly higher than expected claims experience (claims filed per enrollee), and greater than anticipated operating costs due to the inability to obtain economies of scale through integration. The Company's efforts to correct these deficiencies have not enabled it to meet its original projections. Lives covered at TPCM decreased by 32,000 during 1996. The Company has determined that its revised projected cash flows will not fully provide for the recovery of the goodwill balance of $7.5 million. Accordingly, the Company has written off $7.1 million of goodwill associated with the TPCM acquisition. Any further significant declines in TPCM's projected net cash flows may result in additional write-downs of remaining goodwill.

     The Company anticipates reductions in revenue at TPCM and DGB of approximately 30% and 17%, respectively, in 1997. TPCM and DGB represented approximately 5% of the Company's consolidated revenue in the fourth quarter of 1996. The Company continually evaluates these operations for opportunities to reverse these revenue losses and adjust operating costs in response to changing conditions and does not believe these operations will create any further materially adverse impact on future results of operations.

     There can be no assurance that the Company will successfully and profitably integrate the businesses of Harrington and Consolidated Group into its existing operations. In addition, certain costs will be incurred to successfully integrate these acquired companies. Although Harrington and Consolidated Group are significantly larger companies with a broader customer base over which to spread risk, more infrastructure, and longer histories of servicing customers, and management remains optimistic about the future, there can be no assurance that adverse renewals will not occur in the future. The Company will continue to evaluate on a regular basis whether events and circumstances have occurred that indicate that the carrying amount of goodwill may not be recoverable.
Although the net unamortized balance of goodwill is not considered to be impaired, any such future determination requiring the write-off of a significant portion of unamortized goodwill could have a material adverse effect on the Company's financial results.

     Subsequent to the acquisitions of Harrington and Consolidated Group, the Company now serves approximately 125,000 businesses, plan holders, and governmental agencies in 50 states, Washington, D.C., and Puerto Rico, covering approximately 2.6 million members.

     RELIANCE ON PAYORS

     Typically, the Company's insurance and managed care payors sign contracts with the Company that are cancelable by either party without penalty upon advance written notice of between 90 days and one year and are also cancelable upon a significant change of ownership of the Company. The New England, Celtic Life Insurance Company, and Ameritas Life Insurance Corporation businesses accounted for approximately 31.0%, 23.0%, and 10.7%, respectively, of the Company's consolidated revenue in 1995 and approximately 16.2%, 12.5%, and 6.5%, respectively, of the Company's consolidated revenue for the year ended December 31, 1996. Although this decline is due primarily to the Company's expansion through acquisition, which has diluted its concentration of revenues from these sources, it should be noted that the Company continues to experience higher lapses than originations in the business written with these payors, and it is not certain when, if ever, this trend will be reversed. In the third quarter of 1996, Metropolitan Life Insurance Company completed a merger with The New England. The Company is unable to predict what effect, if any, such merger will ultimately have on the Company's relationship with The New England.

     Historically, the majority of Consolidated Group's business was written with The Travelers Insurance Company, which recently combined with the health insurance business of Metropolitan Life Insurance Company to form MetraHealth. Subsequently, MetraHealth was acquired by United HealthCare, one of the nation's leading HMO companies. Between July 1, 1996 and December 31, 1996, this business represented approximately 75% of Consolidated Group's revenue, or approximately 13% of the Company's consolidated revenue. The Company is dependent on United HealthCare's commitment to the small group market and on the Company's ultimate success in converting the MetraHealth business to United HealthCare's new products. Should the Company have to move this business to another payor, it could experience higher than normal lapse rates and lower than normal margins.

     The abandonment of the small group market by either The New England, Celtic Life Insurance Company, or Ameritas Life Insurance Corporation, indemnity payors' ability to manage medical losses, and the degree to which the Company is successful in the MetraHealth conversion, could have a material adverse effect on the Company. With respect to the business serviced by the Company, a decision by any one of these payors to administer and distribute a significant portion of its products directly to small businesses also could have a material adverse effect on the Company.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to the Company's revenues for such periods.

                                       Company                Company               Pro Forma
                                     Year Ended             Year Ended             Year Ended
                                  December 31, 1996      December 31, 1995    December 31, 1994 (1)
                                  -----------------      -----------------    ---------------------
Revenues                                      100.0 %                100.0 %                100.0 %
                                              -------                -------                -------
Expenses:
  Agent commissions                            25.0 %                 36.0 %                 40.4 %
  Personnel expenses                           37.3 %                 25.4 %                 25.5 %
  General & administrative
    expenses                                   21.5 %                 16.8 %                 16.1 %
  Pre-operating and contract
    start-up costs                              0.4 %                  1.7 %                  -
  Contract commitments                          1.4 %                  -                      3.4 %
  Restructure charge                            0.7 %                  -                      -
  Integration expense                           4.0 %                  -                      -
  Loss on impairment of
     goodwill                                   7.1 %                  -                      -
  Staff reductions and office
     closings                                   -                      -                      1.0 %
  Depreciation
     & amortization                             5.4 %                  4.4 %                  3.2 %
                                                -----                  -----                  -----

  Total expenses                              102.8 %                 84.3 %                 89.6 %
                                              -------                 ------                 ------

Net (loss) income before
     interest expense                          (2.8)%                 15.7 %                 10.4 %

Interest expense                                1.4 %                  0.1 %                  0.1 %
                                                -----                  -----                  -----

(Loss) income before income                    (4.2)%                 15.6 %                 10.3 %
     taxes

(Benefit) provision for
     income taxes                              (0.7)%                  6.1 %                  4.3 %
                                               ------                  -----                  -----

Net (loss) income                              (3.5)%                  9.5 %                  6.0 %
                                               ======                  =====                  =====

(1) See Unaudited Pro Forma Financial Statements and Notes to Unaudited Pro Forma Financial Statements.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Revenues for the year ended December 31, 1996 increased $93.5 million, or 93.2%, to $193.8 million from $100.3 million in 1995. This increase resulted primarily from additional revenues of $5.9 million, $6.7 million, $32.1 million, and $42.0 million from the Company's acquisitions of TPCM (effective 9/1/95), DGB (effective 10/1/95), Consolidated Group (effective 7/1/96), and Harrington (effective 7/1/96), respectively. Revenues from HealthPlan Services, Inc. ("HPSI") large group and alliance customers increased $2.1 million and $5.7 million, respectively, over 1995.

     Agent commissions expense for the year ended December 31, 1996 increased $12.4 million, or 34.3%, to $48.5 million from $36.1 million in 1995. This increase resulted primarily from $12.6 million of additional commissions related to the Company's acquisitions of TPCM, DGB, Consolidated Group, and Harrington. HPSI's commissions as a percentage of operating revenues declined from 36.8% in 1995 to 34.2% in 1996, as large group revenues represented a greater percentage of total HPSI revenues. Large group commissions (11.9% of 1996 HPSI revenues) represent a lower percentage of revenues than small group commissions (44.9% of 1996 HPSI revenues). If large group revenues continue to represent an increasingly greater percentage of overall consolidated revenues, agent commissions as a percentage of revenues are expected to continue to decline.

     Personnel expenses for the year ended December 31, 1996 increased $46.8 million to $72.2 million, or 184.3%, from $25.4 million in 1996. Of this increase, $41.3 million is attributable to the Company's acquisitions of TPCM, DGB, Consolidated Group, and Harrington. Personnel expenses for HPSI increased $5.5 million and are primarily related to additional salaries and wages, overtime, and temporary services related to new activity in HPSI's alliance and large group business units, which are more labor-intensive than the small group business unit. Assuming the mix of activity in the Company's business units is consistent with that of 1996, ongoing personnel expenses as a percentage of revenues are not expected to change significantly.

     General and administrative expenses for the year ended December 31, 1996 increased $24.6 million, or 144.7%, to $41.6 million from $17.0 million in 1995. Of this increase, $17.1 million is attributable to costs associated with the Company's acquisitions of TPCM, DGB, Consolidated Group, and Harrington. Costs for HPSI increased by $7.6 million and are primarily attributable to telephone, postage, printing, and professional services related to HPSI's new business activities in the alliance and large group business units.

     Contract commitment expenses relate to the recognition of losses on adverse contracts entered into by the Company in previous periods with state-sponsored health care purchasing alliances in Florida and North Carolina. These losses are the result of lower than anticipated growth in lives per case and the resulting excess of cost of service over revenue to be earned over the balance of the applicable contract periods. Discussions have been ongoing with the related sponsors (Florida and North Carolina) to obtain revisions in contract terms sufficient to generate additional revenue or reduced costs. During 1996, the Company was unable to obtain concessions sufficient to offset the adverse results expected on the Florida and North Carolina contracts, resulting in the recognition of a loss of $2.7 million.

     Restructure charges result primarily from the Company's closure of its Memphis facility and downsizing of its corporate offices subsequent to the acquisitions of Consolidated Group and Harrington.

     The loss on partial impairment of goodwill reflects the write-down of the carrying value of goodwill originally recorded upon the Company's acquisition of TPCM and DGB, which reflects their expected future discounted cash flows (see
Item 1, "Business - Recent Transactions and Company Reorganization" for related discussion).

     Depreciation and amortization expense for the year ended December 31, 1996 increased $6.2 million, or 140.9%, to $10.6 million from $4.4 million in 1995. Of this increase, $5.2 million relates to depreciation and amortization on the Company's acquisitions of TPCM, DGB, Consolidated Group, and Harrington ($3.2 million of which is the amortization of goodwill on the acquisitions being calculated on a straight-line basis over 25 years). An additional increase of $0.9 million at HPSI is primarily attributable to the amortization of internally developed software for the Company's alliance administration.

Year Ended December 31, 1995 Compared to Pro Forma Year Ended December 31, 1994

     Revenues for the year ended December 31, 1995 decreased $6.9 million, or 6.4%, to $100.3 million from $107.2 million in 1994. This decrease resulted primarily from a decline of $14.2 million in revenues generated from services provided through the small group business unit. Declines in revenue from two of the Company's payors accounted for $8.3 million of this decrease, as such payors deemphasized their small group indemnity products and developed managed care products. Additionally, the loss of one payor relationship, the Centennial Life Insurance Company relationship (which terminated effective January 31, 1995), resulted in a reduction in revenue of $5.2 million. The decline in small group revenue was partially offset by an increase in large group revenue of $6.1 million resulting from the Company's 1995 acquisitions and an increase in interest income of $2 million primarily from earnings on the proceeds from the Company's May 19, 1995 initial public offering.

     Agent commissions expense for the year ended December 31, 1995 decreased $7.2 million, or 16.6%, to $36.1 million from $43.3 million in 1994. This decrease resulted principally from the decline in revenues for the period. Agent commissions expense represented approximately 36.8% of operating revenues for the year ended December 31, 1995 (40.4% in 1994). As a percentage of revenues, small group agent commissions are significantly greater than large group agent commissions. Small group agent commissions represented approximately 45.6% of related customer revenues in 1995 (46.7% in 1994), and large group agent commissions represented approximately 10.8% of related customer revenues in 1995 (8.1% in 1994).

     Personnel expenses for the year ended December 31, 1995 decreased $2.0 million, or 7.3%, to $25.4 million from $27.4 million in 1994. This decrease was primarily related to the termination of 125 employees of the Predecessor Company on September 30, 1994, offset by $2.4 million of additional personnel costs related to the Company's 1995 acquisitions.

     Other operating expenses for the year ended December 31, 1995 decreased $0.2 million, or 1.2%, to $17.0 million from $17.2 million in 1994. The Company realized savings in telephone, rent, leased equipment, and consulting fees in 1995, which were offset by $1.4 million of additional expenses related to the Company's 1995 acquisitions.

     The Company incurred $1.7 million in pre-operating and start-up costs during the year ended December 31, 1995. These costs related primarily to the state-sponsored health care purchasing alliances in Kentucky and North Carolina and consisted of salaries and wages and temporary help, printing, and travel expenses.

     Contract commitment expense of $3.6 million for the year ended December 31, 1994 represented the excess of expected future costs over future revenues for the CHPA contract term expiring in April 1997.

     Depreciation and amortization expense for the year ended December 31, 1995 increased $0.9 million, or 25.7%, to $4.4 million from $3.5 million in 1994. This increase resulted principally from an increase in depreciation related to the purchase of new telephone and computer hardware equipment and an increase in the amortization of goodwill related to the Company's 1995 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     On May 19, 1995, the Company completed an initial public offering which generated net proceeds of approximately $51.0 million. On August 31, 1995, HPS used approximately $7.5 million of the offering proceeds to acquire all of the outstanding capital stock of TPCM. On October 12, 1995, HPS used approximately $5.1 million of the offering proceeds to acquire substantially all of the assets of the third party administration business of DGB. The Company placed an additional $5.0 million of the proceeds in an escrow account to guarantee the availability of funds for semi-monthly payments due with respect to the DGB acquisition. On January 13, 1996, using offering proceeds, the Company acquired $2.0 million of preferred stock of Medirisk, representing a 9% ownership interest in Medirisk, and on March 15, 1996, Medirisk exercised its option to issue $6.9 million of debt with detachable warrants to the Company. To date, the Company has not elected to convert the detachable warrants into common stock of Medirisk. On January 29, 1997, Medirisk completed an initial public offering of
2.3 million shares of its common stock at a purchase price of $11.00 per share, and Medirisk subsequently fully satisfied its debt obligation to the Company (see "Notes to Consolidated Financial Statements Investments").

     On July 1, 1996, the Company utilized substantially all of the remaining funds originating from the public offering and borrowed against its line of credit under its May 17, 1996 credit facility with First Union National Bank of North Carolina ("First Union") and other lenders ("Line of Credit") to fund the acquisitions of Harrington and Consolidated Group.

     On September 13, 1996, the Company increased its Line of Credit from $85 million to $175 million. First Union serves as "agency bank" with respect to this facility. Like the Company's previous credit facility with First Union, the new facility contains provisions which require the Company to maintain certain minimum financial ratios, impose limitations on acquisition activity and capital spending, and which prohibit the Company from declaring or paying any dividend upon any of its capital stock without the consent of First Union. During the third quarter of 1996, the Company amended the terms of its credit facility to allow it to spread the effects of the restructuring and integration costs recorded (see "Notes to Consolidated Financial Statements - Restructure and Integration") over three years for purposes of calculating funds availability on its Line of Credit. Similar treatment is in place for calculating compliance with financial covenants. The outstanding draw against the Line of Credit was $55.0 million at December 31, 1996.

     The Company expects that the decline in cash flows which resulted in the recording of a $13.7 million charge for the impairment of goodwill will not result in the Company's inability to meet future operating, investing, and financing requirements for the near future, especially given that TPCM and DGB revenues represent approximately 5% of total Company revenue in the fourth quarter of 1996. Cash flow, as measured by earnings before interest, taxes, depreciation, and amortization, approximated $225,000 and $1.7 million for the year ended December 31, 1996 for TPCM and DGB, respectively. In addition, other than the decline in cash flow that led to the impairment of goodwill in the third quarter of 1996, the Company knows of no other effects or expected effects on the Company's results of future operations or financial position. The Company believes that additional revenue will be provided by new products and sales generated by other initiatives of the Company, which will offset the impact on its future operations and cash flows. This statement is forward-looking in nature, however, and actual results may differ if the Company's initiatives are unsuccessful.

     Although only nine months have passed since the Company's acquisitions of Harrington and Consolidated Group, management does not foresee any immediate adverse circumstances similar to TPCM and DGB due to the significantly broader market base over which to spread risk and Consolidated Group's and Harrington's longer history of servicing customers. Although management remains optimistic about the future, there can be no assurance that adverse business conditions will not occur in the future.

     The Company incurred a cash outlay of approximately $7.8 million in 1996 for non-recurring integration costs related primarily to systems integration and expects to incur an additional cash outlay of approximately $1.5 million in 1997.

     Based on current expectations, the Company believes that all consolidated operating, investing, and financing activities for the foreseeable future will be met from internally generated cash flow from operations, available cash, or its existing Line of Credit.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are listed in Item 14(a)(1) and are submitted at the end of this Annual Report on Form 10-K. The
Company is not required to file any supplementary financial data under this Item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to this item is included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 1997, under "Proposal 1: Election of Directors," "Additional Information Concerning Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is herein incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The response to this item is included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 1997, under "Compensation of Executive Officers," and is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to this item is included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 1997, under "Security Ownership of Certain Beneficial Owners and Management," "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions," and is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to this item is included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 1997, under "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions," and is herein incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K starting at page F-1:

          Independent Auditors' Reports

          Consolidated Balance Sheets - December 31, 1996 and 1995 and September 30, 1994

          Consolidated Statements of Operations - Year ended December 31, 1996 and 1995, three months ended December 31, 1994, and nine months ended September 30, 1994

          Consolidated Statements of Changes in Stockholders' Equity - Year ended December 31, 1996 and 1995

          Consolidated Statements of Cash Flows - Year ended December 31, 1996 and 1995, and nine months ended September 30, 1994

          Notes to Consolidated Financial Statements

     (2) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3)  Exhibits included or incorporated herein:

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS
------                              -----------------------
 2.1      Amended and Restated Acquisition Agreement, dated August 31, 1995, by and among HealthPlan Services, Inc., Millennium HealthCare, Inc., and
          Third Party Claims Management, Inc. (incorporated by reference to the
          Company's Form 8-K Current Report filed on September 15, 1995).

 2.2      Asset Purchase Agreement, dated October 1, 1995, by and between
          HealthPlan Services, Inc. and Diversified Group Brokerage Corporation, and Amendment to the Asset Purchase Agreement, dated October 11, 1995, by and between HealthPlan Services, Inc. and Diversified Group
          Brokerage Corporation (incorporated by reference to the Company's Form
          8-K Current Report filed on October 27, 1995).

 2.3      Securities Purchase Agreement, dated January 8, 1996 between Medirisk,
          Inc. and HealthPlan Services Corporation (incorporated by reference to
          Exhibit 10.18 to the Company's 1995 Annual Report on Form 10-K filed on March 29,1996).

 2.4      Acquisition Agreement dated May 17, 1996 between HealthPlan Services
          Corporation, Consolidated Group, Inc., Consolidated Group Claims,
          Inc., Consolidated Health Coalition, Inc., and Group Benefit
          Administrators Insurance Agency, Inc., the named Shareholders, and
          Holyoke L. Whitney as Shareholders' Representative (incorporated by reference to Exhibit 2 to the Company's Form 8-K Current Report filed on July 15, 1996).

 2.5      Plan and Agreement of Merger dated May 28, 1996 between HealthPlan
          Services Corporation, HealthPlan Services Alpha Corporation,
          Harrington Services Corporation, and Robert Chefitz as Shareholders'
          Representative (incorporated by reference to the Company's Form 8-K
          Current Report filed on July 15, 1996).

 2.6      Stock Purchase Agreement dated December 18, 1996 by and among Noel
          Group, Inc., Automatic Data Processing, Inc. (incorporated by reference to the Noel Group, Inc.'s Current Report on Form 8-K dated
          February 7, 1997).

 3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement
          #333-07631 filed with respect to the HealthPlan Services Corporation
          1996 Employee Stock Option Plan on July 3, 1996).

 3.2      By-laws, as amended.

 4.1 Excerpts from the Certificate of Incorporation, as amended (included in Exhibit 3.1).

 4.2      Excerpts from the By-laws, as amended (included in Exhibit 3.2).

 4.3 Specimen stock certificate (incorporated by reference to Exhibit 4.3 to the Company's Form S-1 Registration Statement #33-90472, filed on
          May 18, 1995).

 10.1     Agreement between Celtic Life Insurance Company and the Company dated
          April 1, 1981, as amended pursuant to Letter Agreement dated July 9,
          1990, Letter Agreement dated December 17, 1990, Letter Agreement dated
          December 28, 1991, and Letter Agreement dated May 11, 1994
          (incorporated by reference to Exhibit 10.2 to the Company's Form S-1
          Registration Statement #33-90472, filed on May 18, 1995).

 10.2 Agreement between New England Mutual Life Insurance Company of Boston and the Company effective as of June 1, 1987, as amended by Memorandum dated January 17, 1992 and Memorandum dated February 4, 1994
          (incorporated by reference to Exhibit 10.3 to the Company's Form S-1
          Registration Statement #33-90472, filed on May 18, 1995).

 10.3     The Agreement between Ameritas (formerly known as Bankers Life
          Insurance Company of Nebraska) and the Company effective November 1,
          1981, with Administrator's Agreements Addenda A (Arizona), Addenda B
          (California), Addenda C (Indiana), Addenda D (Kansas), Addenda E
          (Montana), Addenda F (Nevada), Addenda G (Tennessee) (incorporated by reference to Exhibit 10.4 to the Company's Form S-1 Registration
          Statement #33-90472, filed on May 18, 1995).

 10.4 Agreements relating to MetraHealth business (originally written with The Travelers Insurance Company):

          (a)  Administrative Services Agreement dated November 1, 1989 between
               The Travelers Insurance Company and Consolidated Group, Inc.

[S]        [C]
          (b) Claims Administration Agreement dated November 1, 1989 between The Travelers Insurance Company and Consolidated Group Claims, Inc.

 10.5 Administrative Services Agreement between the Company and Community Health Purchasing Alliance District Two (incorporated by reference to
          Exhibit 10.6 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995). The same contract was executed with Districts One, Three, Four, Five, Six, Seven, Eight, Nine, Ten and Eleven.

 10.6     HealthPlan Services Corporation 1996 Employee Stock Option Plan.

 10.7 HealthPlan Services Corporation 1995 Incentive Equity Plan (incorporated by reference to Exhibit 10.7 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

 10.8 1995 HealthPlan Services Corporation Directors Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

 10.9 Consulting Agreement between the Company and Reveley Resources, Inc., dated March 28, 1996 (incorporated by reference to Exhibit 10.19 to the Company's 1995 Annual Report on Form 10-K, filed on March 29,
          1996).

 10.10 Restricted Stock Agreements between the Company and Claudia N. Griffiths (incorporated by reference to Exhibit 10.10 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995). The same agreement was executed with Steven V. Hulslander, Gary L. Raeckers, Craig H. Cassady, Richard M. Bresee, Nola H. Moon, and George E. Lucco.

 10.11 Subscription Agreement dated as of September 30, 1994 among the Company, James K. Murray, Jr., Trevor G. Smith and Charles H. Guy, Jr. (incorporated by reference to Exhibit 10.11 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

 10.12 Stock Purchase Agreement dated as of October 5, 1994 among the Company, Noel Group, Inc., Trinity Side-by-Side Fund I, L.P., Trinity Ventures II, L.P., and Trinity Ventures III, L.P. (incorporated by reference to Exhibit 10.12 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

 10.13 Form of Stock Purchase Agreement dated as of December 15, 1994 among the Company, Noel Group, Inc. and each of the signatories listed on the signature pages thereto (incorporated by reference to Exhibit
          10.13 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

 10.14 (a) Lease Agreement between the Company and Paragon Group, Inc. (as agent for Airport Southeast Associates, Ltd.), dated January 26, 1982, as amended on June 18, 1987 by agreement between the Company and Concourse Associates Venture (successor in interest to Airport Southeast Associates) (Concourse Center I, Tampa, Florida) (incorporated by reference to Exhibit 10.14(a) to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

          (b) Lease Agreement between the Company and Paragon Group, Inc. (as agent for Airport Southeast Associates, Ltd.), dated January 26, 1982, as amended on October 13, 1983, April 3, 1984 by a Supplement to Amendment of Lease, and as further amended on June 18, 1987 by agreement between the Company and Concourse Associates Venture (successor in interest to Airport Southeast Associates) (Concourse Center II, Tampa, Florida) (incorporated by reference to Exhibit 10.14(b) to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

          (c) Second Amendment to Leases dated April 30, 1995 between Concourse Center Associates Limited Partnership and the Company (Concourse Centers I and II, Tampa, Florida)(incorporated by reference to Exhibit 10.13(g) to the Company's Annual Report on Form 10-K filed on March 29, 1996).

          (d) Amended, Consolidated and Restated Lease dated January 1, 1987 between Consolidated Group, Inc. and Consolidated Group Service Company Limited Partnership, as amended by First Amendment dated May 23, 1990, and by Second Amendment dated March 27, 1996.

 10.15 Credit Agreement dated as of May 17, 1996 by and between the Company, First Union National Bank of North Carolina, and other lenders named therein, as amended by the First Amendment thereto dated July 1, 1996, and the Second Amendment thereto dated September 26, 1996.

 10.16 Administrative Services Agreement between the Company and the Kentucky Health Purchasing Alliance dated July 1, 1995 (incorporated by reference to Exhibit 10.15 to the Company's 1995 Annual Report on Form 10-K filed on March 29, 1996).

 10.17    Third Party Administrator Contract between the Company and SCNC
          Health Alliance, Inc. dated June 26, 1995. Each of Southeastern North Carolina Health Alliance, Inc., WNC Health Alliance, Inc., and Eastern North Carolina Health Plan Purchasing Alliance, Inc. is a party to a contract with the Company in substantially the same form (incorporated by reference to Exhibit 10.16 to the Company's 1995 Annual Report on Form 10-K filed on March 29, 1996).

 10.18 Administrative Services Agreement between the Company and the State of Washington's Health Care Authority dated February 7, 1996 (incorporated by reference to Exhibit 10.7 to the Company's 1995 Annual Report on Form 10-K filed on March 26, 1996).

 10.19 Employment and Noncompetition Agreement dated June 25, 1996 by and between R.E. Harrington, Inc. and Robert R. Parker.

 10.20 Employment and Noncompetition Agreement dated July 1, 1996 by and between Consolidated Group, Inc. and Timothy T. Clifford.

 11.1 Statement regarding computation of per share earnings: not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

 21.1     Subsidiaries of the registrant.

 23.1     Consent of Coopers & Lybrand L.L.P.

 23.2     Consent of Price Waterhouse LLP

 27.1     Financial Data Schedule.

(b) The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 1996.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on the 31st day of March, 1997.

                             HEALTHPLAN SERVICES CORPORATION


                             By: /s/ James K. Murray, Jr.
                                 ------------------------------------------
                                     James K. Murray, Jr., President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                             By: /s/ James K. Murray III
                                 ------------------------------------------
                                     James K. Murray III, Executive Vice
                                     President and Chief Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William L. Bennett, James K. Murray, Jr. and Joseph S. DiMartino his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                            TITLE                               DATE
---------                            -----                               ----

/s/ William L. Bennett               Chairman of the Board;              March 31, 1997
----------------------                     Director
    William L. Bennett



/s/ James K. Murray, Jr.             President and Chief                 March 31, 1997
------------------------             Executive Officer; Director
    James K. Murray, Jr.             (Principal Executive Officer)



/s/ Joseph A. Califano, Jr.          Director                            March 31, 1997
---------------------------
    Joseph A. Califano, Jr.

SIGNATURE                            TITLE                               DATE
---------                            -----                               ----
/s/ Joseph S. DiMartino              Director                            March 31, 1997
-----------------------
     Joseph S. DiMartino


/s/ John R. Gunn                     Director                            March 31, 1997
----------------
    John R. Gunn


/s/ Charles H. Guy, Jr.              Director                            March 31, 1997
-----------------------
    Charles H. Guy, Jr.


/s/ Nancy M. Kane                    Director                            March 31, 1997
-----------------
    Nancy M. Kane


/s/ David Nierenberg                 Director                            March 31, 1997
--------------------
    David Nierenberg


/s/ James G. Niven                   Director                            March 31, 1997
------------------
    James G. Niven


/s/ Trevor G. Smith                  Director                            March 31, 1997
-------------------
    Trevor G. Smith


/s/ Samuel F. Pryor, IV              Director                            March 31, 1997
-----------------------
    Samuel F. Pryor, IV


/s/ James F. Carlin, Jr.             Director                            March 31, 1997
------------------------
    James F. Carlin, Jr.


/s/ Arthur F. Weinbach               Director                            March 31, 1997
----------------------
    Arthur F. Weinbach


/s/ Holyoke L. Whitney               Director                            March 31, 1997
----------------------
    Holyoke L. Whitney

                                INDEX TO EXHIBITS

Exhibit Number              Exhibit Description
--------------              -------------------

2.1               Amended and Restated Acquisition Agreement, dated August 31,
                  1995, by and among HealthPlan Services, Inc., Millennium
                  HealthCare, Inc., and Third Party Claims Management, Inc.
                  (incorporated by reference to the Company's Form 8-K Current
                  Report filed on September 15, 1995).

2.2 Asset Purchase Agreement, dated October 1, 1995, by and between HealthPlan Services, Inc. and Diversified Group
                  Brokerage Corporation, and Amendment to the Asset Purchase
                  Agreement, dated October 11, 1995, by and between HealthPlan
                  Services, Inc. and Diversified Group Brokerage Corporation
                  (incorporated by reference to the Company's Form 8-K Current
                  Report filed on October 27, 1995).

2.3               Securities Purchase Agreement, dated January 8, 1996 between
                  Medirisk, Inc. and HealthPlan Services Corporation
                  (incorporated by reference to Exhibit 10.18 to the Company's
                  1995 Annual Report on Form 10-K filed on March 29,1996).

2.4               Acquisition Agreement dated May 17, 1996 between HealthPlan
                  Services Corporation, Consolidated Group, Inc., Consolidated
                  Group Claims, Inc., Consolidated Health Coalition, Inc., and
                  Group Benefit Administrators Insurance Agency, Inc., the named
                  Shareholders, and Holyoke L. Whitney as Shareholders'
                  Representative (incorporated by reference to Exhibit 2 to the Company's Form 8-K Current Report filed on July 15, 1996).

2.5               Plan and Agreement of Merger dated May 28, 1996 between
                  HealthPlan Services Corporation, HealthPlan Services Alpha
                  Corporation, Harrington Services Corporation, and Robert
                  Chefitz as Shareholders' Representative (incorporated by reference to the Company's Form 8-K Current Report filed on July 15, 1996).

2.6               Stock Purchase Agreement dated December 18, 1996 by and among
                  Noel Group, Inc., Automatic Data Processing, Inc.
                  (incorporated by reference to the Noel Group, Inc.'s Current
                  Report on Form 8-K dated February 7, 1997).

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's Form S-8
                  Registration Statement #333-07631 filed with respect to the HealthPlan Services Corporation 1996 Employee Stock Option
                  Plan on July 3, 1996).

3.2               By-laws, as amended.

4.1               Excerpts from the Certificate of Incorporation, as amended
                  (included in Exhibit 3.1).

4.2               Excerpts from the By-laws, as amended (included in Exhibit
                  3.2).

4.3 Specimen stock certificate (incorporated by reference to Exhibit 4.3 to the Company's Form S-1 Registration Statement
                  #33-90472, filed on May 18, 1995).

10.1              Agreement between Celtic Life Insurance Company and the
                  Company dated April 1, 1981, as amended pursuant to Letter
                  Agreement dated July 9, 1990, Letter Agreement dated December
                  17, 1990, Letter Agreement dated December 28, 1991, and Letter
                  Agreement dated May 11, 1994 (incorporated by reference to
                  Exhibit 10.2 to the Company's Form S-1 Registration Statement
                  #33-90472, filed on May 18, 1995).

10.2              Agreement between New England Mutual Life Insurance Company of
                  Boston and the Company effective as of June 1, 1987, as amended by Memorandum dated January 17, 1992 and Memorandum dated February 4, 1994 (incorporated by reference to Exhibit
                  10.3 to the Company's Form S-1 Registration Statement
                  #33-90472, filed on May 18, 1995).

10.3              The Agreement between Ameritas (formerly known as Bankers Life
                  Insurance Company of Nebraska) and the Company effective
                  November 1, 1981, with Administrator's Agreements Addenda A
                  (Arizona), Addenda B (California), Addenda C (Indiana),
                  Addenda D (Kansas), Addenda E (Montana), Addenda F (Nevada),
                  Addenda G (Tennessee) (incorporated by reference to Exhibit
                  10.4 to the Company's Form S-1 Registration Statement
                  #33-90472, filed on May 18, 1995).

10.4 Agreements relating to MetraHealth business (originally written with The Travelers Insurance Company):

                  (a)      Administrative Services Agreement dated November 1,
                           1989 between The Travelers Insurance Company and
                           Consolidated Group, Inc.

                  (b)      Claims Administration Agreement dated November 1,
                           1989 between The Travelers Insurance Company and
                           Consolidated Group Claims, Inc.

10.5              Administrative Services Agreement between the Company and
                  Community Health Purchasing Alliance District Two
                  (incorporated by reference to Exhibit 10.6 to the Company's
                  Form S-1 Registration Statement #33-90472, filed on May 18,
                  1995). The same contract was executed with Districts One, Three, Four, Five, Six, Seven, Eight, Nine, Ten and Eleven.

10.6              HealthPlan Services Corporation 1996 Employee Stock Option
                  Plan.

10.7              HealthPlan Services Corporation 1995 Incentive Equity Plan
                  (incorporated by reference to Exhibit 10.7 to the Company's
                  Form S-1 Registration Statement #33-90472, filed on May 18,
                  1995).

10.8              1995 HealthPlan Services Corporation Directors Stock Option
                  Plan (incorporated by reference to Exhibit 10.10 to the Company's Form S-1 Registration Statement #33-90472, filed on
                  May 18, 1995).

10.9              Consulting Agreement between the Company and Reveley
                  Resources, Inc., dated March 28, 1996 (incorporated by reference to Exhibit 10.19 to the Company's 1995 Annual Report on Form 10-K, filed on March 29, 1996).

10.10             Restricted Stock Agreements between the Company and Claudia N.
                  Griffiths (incorporated by reference to Exhibit 10.10 to the Company's Form S-1 Registration Statement #33-90472, filed on
                  May 18, 1995). The same agreement was executed with Steven V.
                  Hulslander, Gary L. Raeckers, Craig H. Cassady, Richard M.
                  Bresee, Nola H. Moon, and George E. Lucco.

10.11 Subscription Agreement dated as of September 30, 1994 among the Company, James K. Murray, Jr., Trevor G. Smith and Charles
                  H. Guy, Jr. (incorporated by reference to Exhibit 10.11 to the
                  Company's Form S-1 Registration Statement #33-90472, filed on
                  May 18, 1995).

10.12             Stock Purchase Agreement dated as of October 5, 1994 among the
                  Company, Noel Group, Inc., Trinity Side-by-Side Fund I, L.P.,
                  Trinity Ventures II, L.P., and Trinity Ventures III, L.P.
                  (incorporated by reference to Exhibit 10.12 to the Company's
                  Form S-1 Registration Statement #33-90472, filed on May 18,
                  1995).

10.13 Form of Stock Purchase Agreement dated as of December 15, 1994 among the Company, Noel Group, Inc. and each of the signatories listed on the signature pages thereto
                  (incorporated by reference to Exhibit 10.13 to the Company's
                  Form S-1 Registration Statement #33-90472, filed on May 18,
                  1995).

10.14             (a) Lease Agreement between the Company and Paragon Group,
                  Inc. (as agent for Airport Southeast Associates, Ltd.), dated
                  January 26, 1982, as amended on June 18, 1987 by agreement between the Company and Concourse Associates Venture
                  (successor in interest to Airport Southeast Associates)
                  (Concourse Center I, Tampa, Florida) (incorporated by reference to Exhibit 10.14(a) to the Company's Form S-1
                  Registration Statement #33-90472, filed on May 18, 1995).

                  (b) Lease Agreement between the Company and Paragon Group,
                  Inc. (as agent for Airport Southeast Associates, Ltd.), dated
                  January 26, 1982, as amended on October 13, 1983, April 3,
                  1984 by a Supplement to Amendment of Lease, and as further amended on June 18, 1987 by agreement between the Company and Concourse Associates Venture (successor in interest to Airport
                  Southeast Associates) (Concourse Center II, Tampa, Florida)
                  (incorporated by reference to Exhibit 10.14(b) to the Company's Form S-1 Registration Statement #33-90472, filed on
                  May 18, 1995).

                  (c) Second Amendment to Leases dated April 30, 1995 between
                  Concourse Center Associates Limited Partnership and the
                  Company (Concourse Centers I and II, Tampa,
                  Florida)(incorporated by reference to Exhibit 10.13(g) to the Company's Annual Report on Form 10-K filed on March 29, 1996).

                  (d) Amended, Consolidated and Restated Lease dated January 1,
                  1987 between Consolidated Group, Inc. and Consolidated Group
                  Service Company Limited Partnership, as amended by First
                  Amendment dated May 23, 1990, and by Second Amendment dated
                  March 27, 1996.

10.15 Credit Agreement dated as of May 17, 1996 by and between the Company, First Union National Bank of North Carolina, and other lenders named therein, as amended by the First Amendment thereto dated July 1, 1996, and the Second Amendment thereto dated September 26, 1996.

10.16             Administrative Services Agreement between the Company and the
                  Kentucky Health Purchasing Alliance dated July 1, 1995
                  (incorporated by reference to Exhibit 10.15 to the Company's
                  1995 Annual Report on Form 10-K filed on March 29, 1996).

10.17             Third Party Administrator Contract between the Company and
                  SCNC Health Alliance, Inc. dated June 26, 1995. Each of
                  Southeastern North Carolina Health Alliance, Inc., WNC Health
                  Alliance, Inc., and Eastern North Carolina Health Plan
                  Purchasing Alliance, Inc. is a party to a contract with the Company in substantially the same form (incorporated by reference to Exhibit 10.16 to the Company's 1995 Annual Report on Form 10-K filed on March 29, 1996).

10.18             Administrative Services Agreement between the Company and the
                  State of Washington's Health Care Authority dated February 7,
                  1996 (incorporated by reference to Exhibit 10.7 to the Company's 1995 Annual Report on Form 10-K filed on March 26,
                  1996).

10.19 Employment and Noncompetition Agreement dated June 25, 1996 by and between R.E. Harrington, Inc. and Robert R. Parker.

10.20 Employment and Noncompetition Agreement dated July 1, 1996 by and between Consolidated Group, Inc. and Timothy T. Clifford.

11.1 Statement regarding computation of per share earnings: not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

21.1              Subsidiaries of the registrant.

23.1              Consent of Coopers & Lybrand L.L.P.

23.2              Consent of Price Waterhouse LLP

27.1              Financial Data Schedule (For SEC use only)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
and Stockholders of
HealthPlan Services Corporation


     In our opinion, the accompanying consolidated balance sheet and related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of HealthPlan Services Corporation and its Subsidiaries (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and for the period from inception (October 1, 1994) through December 31, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Tampa, Florida
March 14, 1997

                         HEALTHPLAN SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                           DECEMBER 31,
                                                                         1996           1995
                                                                      ---------      --------
                                ASSETS
Current assets:
  Cash and cash equivalents .........................................   $3,725        $4,738
  Restricted cash ...................................................   10,062         1,005
  Short-term investments ............................................     --          36,723
  Accounts receivable, net of allowance for doubtful
      accounts of $99 and $23, respectively .........................   17,899         6,411
  Refundable income taxes ...........................................    6,083         1,041
  Prepaid commissions ...............................................      223           748
  Prepaid expenses and other current assets .........................    4,022         1,485
  Deferred taxes ....................................................    4,481           965
                                                                      --------      --------
          Total current assets ......................................   46,495        53,116
Property and equipment, net .........................................   21,102         9,241
Other assets, net ...................................................    2,182         1,463
Deferred taxes ......................................................    8,327          --
Note receivable .....................................................    6,389          --
Investments .........................................................    3,685          --
Goodwill, net .......................................................  156,521        48,847
                                                                      --------      --------
          Total assets .............................................. $244,701      $112,667
                                                                      ========      ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................  $18,464        $3,407
  Premiums payable to carriers ......................................   29,536        17,209
  Commissions payable ...............................................    4,691         2,897
  Deferred revenue ..................................................    1,560           947
  Accrued liabilities ...............................................   14,905         5,093
  Accrued contract commitments ......................................    1,089           482
  Accrued restructure ...............................................      462          --
  Current portion of long-term debt payable .........................    2,717            68
                                                                      --------      --------
          Total current liabilities .................................   73,424        30,103
Notes payable ........................................................  59,581         1,214
Deferred taxes ......................................................     --             354
Other long-term liabilities .........................................    2,913            30
                                                                      --------      --------
          Total liabilities .........................................  135,918        31,701
                                                                      --------      --------

Commitments and contingencies (Note 12) .............................

Stockholders' equity:
   Common stock voting, $0.01 par value, 100,000,000 authorized and 14,974,126 issued and outstanding at December 31, 1996; 25,000,000 authorized and
     13,395,357 issued and outstanding at December 31, 1995 .........      150           134
   Additional paid-in capital .......................................  106,153        71,636
   Retained earnings ................................................    2,480         9,196
                                                                      --------      --------
          Total stockholders' equity ................................  108,783        80,966
                                                                      --------      --------
          Total liabilities and stockholders' equity ................ $244,701      $112,667
                                                                      ========      ========

              The accompanying notes are an integral part of these
                             consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                              FOR THE PERIOD
                                                                                              FROM INCEPTION
                                                                                            (OCTOBER 1, 1994)
                                                           FOR THE YEAR ENDED DECEMBER 31,        THROUGH
                                                                 1996            1995       DECEMBER 31, 1994
                                                                 ----            ----       -----------------
Operating revenues ......................................      $ 191,493      $  98,187       $  25,132
Interest income .........................................          2,346          2,063             101
                                                               ---------      ---------       ---------
        Total revenues ..................................        193,839        100,250          25,233

Expenses:
   Agent commissions ....................................         48,507         36,100          10,047
   Personnel ............................................         72,209         25,433.          5,972
   General and administrative ...........................         41,614         16,967           4,226
   Pre-operating and contract start-up costs ............            812          1,664            --
   Contract commitment ..................................          2,685            --            3,623
   Restructure charge ...................................          1,425            --             --
   Integration ..........................................          7,804            --             --
   Loss on impairment of goodwill .......................         13,710            --             --
   Depreciation and amortization ........................         10,548          4,386             870
                                                               ---------      ---------       ---------
        Total expenses ..................................        199,314         84,550          24,738
                                                               ---------      ---------       ---------
   (Loss) income before interest expense
        and income taxes ................................         (5,475)        15,700             495
   Interest expense .....................................          2,601             69             105
                                                               ---------      ---------       ---------
   (Loss) income before income taxes ....................         (8,076)        15,631             390
   (Benefit) provision for income taxes .................         (1,360)         6,096             159
                                                               ---------      ---------       ---------

        Net (loss) income ...............................      $  (6,716)      $  9,535       $     231
                                                               =========       ========       =========

   Dividends on Redeemable
        Preferred Stock .................................      $       -       $    285       $     285
                                                               =========       ========       =========

   Net income (loss) attributable to
        Common Stock ....................................      $  (6,716)      $  9,250       $     (54)
                                                               =========       ========       =========

   Pro forma net income per share .......................                      $   0.71       $    0.03
                                                                               =========      =========

   Pro forma weighted average
        shares outstanding ..............................                        13,414           9,339
                                                                               =========      =========

   Historical weighted average net
        (loss) income per share .........................      $   (0.47)      $   0.82
                                                               =========       ========

   Historical weighted average
        shares outstanding ..............................         14,266         11,336
                                                               =========        =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
        CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                  ------------    ------------   --------------   --------------   -----------
                                                  Non-voting        Voting        Additional
                                                    Common          Common          Paid-in         Retained
                                                     Stock           Stock          Capital         Earnings         Total
                                                  ------------    ------------   --------------   --------------   -----------
Initial issuance of
 Common Stock (October 1, 1994) .............      $      75       $    --        $     925       $    --         $   1,000
Issuance of management stock ................              5            --            1,226            --             1,231
Unvested interest in management stock .......           --              --           (1,170)           --            (1,170)
Dividends on Redeemable
 Preferred Stock ............................           --              --             --              (285)           (285)
Net Income ..................................           --              --             --               231             231
                                                   ---------      ----------      ---------       ---------       ---------
Balance at December 31, 1994 ................      $      80      $     --        $     981       $     (54)      $   1,007
Issuance of management stock ................           --              --               30            --                30
Unvested interest in
 management stock ...........................           --              --              (27)           --               (27)
Vesting of management stock .................           --              --              330            --               330
Net proceeds of initial public offering .....           --                40         50,766            --            50,806
Conversion of Non-Voting
 Common Stock to Voting
 Common Stock ...............................            (80)             80           --              --              --
Exchange of Redeemable
 Preferred Stock Series A
 and Series B for Common Stock ..............           --                14         19,556            --            19,570
Dividends on Redeemable
 Preferred Stock ............................           --              --             --              (285)           (285)
Net income ..................................           --              --             --             9,535           9,535
                                                   ---------      ----------      ---------       ---------       ---------
Balance at December 31, 1995 ................      $    --         $     134      $  71,636       $   9,196       $  80,966

Vesting of management stock .................           --              --              456            --               456
Issuance of 11,400 shares in
 connection with stock option plans .........           --              --              160            --               160
Issuance of 1,400,110 shares in
 connection
 with acquisition of Harrington
 Services Corporation ........................          --                14         30,088            --            30,102
Issuance of 160,957 shares to former
 affiliates of Consolidated
 Group, Inc. ................................           --                 2          3,700            --             3,702
Issuance of 6,302 shares in
 connection
 with the employee stock
 purchase plan .............................            --              --              113              --             113
Net loss ....................................           --              --             --            (6,716)         (6,716)
                                                   ---------      ----------      ---------       ---------       ---------
Balance at December 31, 1996 ................      $    --         $     150      $ 106,153       $   2,480       $ 108,783
                                                   =========      ==========      =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                 Page 1 of 2

                                                                                             FOR THE PERIOD FROM
                                                                                            INCEPTION (OCTOBER 1,
                                                        FOR THE YEAR ENDED DECEMBER 31,         1994) THROUGH
                                                                  1996        1995            DECEMBER 31, 1994
                                                        ---------------   --------------   ------------------------

Cash flows from operating activities:
   Net (loss) income .........................................      $ (6,716)      $  9,535       $    231
Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
   Depreciation ..............................................         5,729          2,657            511
   Amortization of goodwill ..................................         4,464          1,524            307
   Amortization of other assets ..............................           355            205             51
   Contract commitment, net ..................................           607         (2,633)         3,115
   Charge for restructuring, net ..............................          462           --             --
   Loss on impairment of goodwill ............................        13,710           --             --
   Issuance of Common Stock to managememt ....................           456            332             62
   Deferred taxes ............................................          (804)           935            244
Changes in assets and liabilities, net of effect
   from acquisitions:
   Restricted cash ...........................................        (9,057)         1,807         (2,150)
   Accounts receivable .......................................         1,415           (702)          (975)
   Refundable income taxes ...................................        (5,043)        (1,041)          --
   Prepaid commissions .......................................           525            200            222
   Prepaid expenses and other current assets .................          (811)           (64)           (56)
   Other assets ..............................................           565           (188)          --
   Accounts payable ..........................................        10,608            643          1,425
   Premiums payable to carriers ..............................        12,327         (1,262)         2,061
   Commissions payable .......................................           149            (12)           216
   Deferred revenue ..........................................          (490)        (1,018)          (256)
   Accrued liabilities .......................................        (7,728)        (1,707)        (1,835)
   Income taxes payable ......................................           (54)          (135)           135
                                                                    --------       --------       --------
      Net cash provided by operating activities ..............        20,669          9,076          3,308
                                                                    --------       --------       --------
Cash flows from investing activities:
   Purchases of property and equipment .......................        (5,731)        (5,286)          (182)
   Sales (purchases) of short-term investments, net ..........        36,723        (36,723)          --
   Payment for purchase of Predecessor Company,
     net of cash acquired ....................................          --             --          (18,406)
   Payment for purchase of Diversified Group
     Brokerage ...............................................          --          (10,075)          --
   Payment for purchase of Third Party Claims
     Management, net of cash acquired ........................          --           (7,328)          --
   Cash paid for purchase of Harrington Services
     Corporation, net of cash acquired .......................       (29,274)          --             --
   Payment for purchase of Consolidated Group, Inc.,
     net of cash acquired ....................................       (60,210)          --             --
   Increase in investments ...................................        (3,311)          --             --
   Increase in note receivable ...............................        (6,388)          --             --
                                                                    --------       --------       --------
     Net cash used in investing activities ...................       (68,191)       (59,412)       (18,588)
                                                                    --------       --------       --------
Cash flows from financing activities:
   Net borrowings under line of credit .......................        55,000           --             --
   Payments on other debt ....................................       (12,466)           (35)           (17)
   Net proceeds from initial public offering of
     Common Stock ............................................          --           50,806           --
   Payments of loan origination costs ........................          --             --             (400)
   Issuance of Redeemable Preferred Stock ....................          --             --           19,000
   Proceeds from exercise of stock options ...................           160           --             --
   Proceeds from Common Stock issued .........................         3,815           --            1,000
                                                                    --------       --------       --------
    Net cash provided by financing activities ................        46,509         50,771         19,583
                                                                    --------       --------       --------
Net increase (decrease) in cash and cash equivalents .........        (1,013)           435          4,303
Cash and cash equivalents at beginning of period .............         4,738          4,303           --
                                                                    --------       --------       --------
Cash and cash equivalents at end of period ...................      $  3,725       $  4,738       $  4,303
                                                                    ========       ========       ========

Supplemental disclosure of cash flow information:
   Cash paid for interest ....................................      $  1,573       $     65       $    122
                                                                    ========       ========       ========
   Cash paid for income taxes ................................      $  4,968       $  6,321       $   --
                                                                    ========       ========       ========
Supplemental disclosure of non-cash activities:
   Exchange of Redeemable Preferred Stock
       Series A and Series B for Common Stock ................      $   --         $ 19,570       $   --
                                                                    ========       ========       ========
   Issuance of Common Stock to management ....................      $    456       $    332       $     62
                                                                    ========       ========       ========
   Common Stock issued for purchase of
          Harrington Services Corporation ....................      $ 30,102       $   --         $   --
                                                                    ========       ========       ========
   Dividends on redeemable preferred stock ...................      $   --         $    285       $    285
                                                                    ========       ========       ========


        The accompanying notes are an integral part of these consolidated financial statements.

HEALTHPLAN SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

-------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND ORGANIZATION

     HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, the "Company") provides marketing, administration, and risk management services and solutions for benefit programs. The Company provides these services for over 125,000 small businesses and large, self-funded organizations, covering approximately
     2.6 million members in the United States. The Company's customers include managed care organizations, insurance companies, integrated health care delivery systems, self-funded benefit plans, and health care purchasing alliances.

     On May 19, 1995, the Company completed an initial public offering of 4,025,000 shares of its Common Stock, shares of which are presently traded on the New York Stock Exchange. Concurrent with the initial public offering, the Company also exchanged Redeemable Preferred Stock for 1,398,000 shares of Common Stock.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     METHOD OF ACCOUNTING

     The Company prepares its financial statements in conformity with generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, (i) HealthPlan Services, Inc., together with its wholly owned subsidiaries ("HPSI"), (ii) Harrington Services Corporation, together with its direct and indirect wholly owned subsidiaries ("Harrington"), (iii) Consolidated Group, Inc., together with its affiliates ("Consolidated Group"), and (iv) Healthcare Informatics Corporation. All intercompany transactions and balances have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are defined as highly liquid investments that have original maturities of three months or less. Cash and cash equivalents consist of bank deposits to meet anticipated short-term needs.

     RESTRICTED CASH

     The Company has established a bank account for the sole purpose of administering the contracts with the Florida Community Health Purchasing Alliances. This cash may be withdrawn only to meet current obligations connected with servicing these contracts.

     SHORT-TERM INVESTMENTS

     Investments in marketable securities at December 31, 1995 consisted of a professionally managed portfolio of short-term financial instruments including short-term municipal bonds. As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The effect of SFAS 115 is dependent upon classification of the investment. Because the investments are classified as available for sale, they were measured at fair market value, which approximated cost. There were no investments with maturities of greater than one year. The remainder of the Company's short-term investments were liquidated in July 1996 in order to provide a portion of the cash needed for the Harrington and Consolidated Group acquisitions.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Costs of the assets acquired have been recorded at their respective fair values at the date of acquisition. Expenditures for maintenance and repairs are expensed as incurred. Major improvements that increase the estimated useful life of an asset are capitalized. Depreciation is computed using the straight-line method over the following estimated useful lives of the related assets:

                                                                  YEARS
                                                             -----------------
        Building                                                           19
        Furniture and fixtures                                           3-10
        Computers and equipment                                           2-5
        Computer software                                                   3
        Leasehold improvements                                     Lease term

     PREPAID COMMISSIONS

     Prepaid commissions consist primarily of commissions paid to certain agents at the initiation of a policy. These commissions are expensed on a straight-line basis as revenues related to the policy are earned.

     PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist primarily of prepaid rent, insurance, postage, and repair and maintenance contracts.

     GOODWILL AND IMPAIRMENT OF LONG-LIVED ASSETS

     The excess of cost over the fair value of net assets acquired is recorded as goodwill and amortized on a straight-line basis over 25 years. The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company compares the expected future undiscounted cash flows to the carrying values of the long-lived assets at the lowest level of identifiable cash flows. When the expected future undiscounted cash flows are less than the carrying amount, the asset is written down to its estimated fair value. The Company calculates estimated fair value as the discounted future value of anticipated cash flows (see Note 5).

     OTHER ASSETS

     Other assets consist primarily of loan origination fees and covenants not to compete, which are amortized over the terms of the respective agreements.

     PREMIUMS PAYABLE

     The Company collects insurance premiums on behalf of its insurance carrier and managed care customers and remits such amounts to the customers when due.

     REVENUE RECOGNITION

     Revenues are recognized ratably over contractual periods or as claims processing and administrative services are being performed. Revenue collected in advance is recorded as deferred revenue until the related services are performed.
                                      F-8

     ADVERSE CONTRACT COMMITMENTS

     On an ongoing basis, the Company estimates the revenues to be derived over the life of service contracts, as well as the costs to perform the services connected therewith, in order to identify adverse commitments. This process includes evaluating actual results during the period and analyzing other factors, such as anticipated rates, volume, and costs. If the revised estimates indicate that a net loss is expected over the remaining life of the contract, the Company recognizes the loss immediately.

     PRE-OPERATING AND CONTRACT START-UP COSTS

     The Company has elected to expense as incurred, and segregate from other operating costs, those costs related to the preparation for and implementation of new products and contracts for services to new customers prior to the initiation of significant revenue activity from those new revenue initiatives.

     INTEGRATION EXPENSE

     Certain costs amounting to $6.9 million incurred by the Company in relation to the post-acquisition integration of information systems at Consolidated Group, Inc. and Harrington Services Corporation are recorded as integration expense. Other non-information systems costs amounting to $883,000 for items such as travel, recruiting, and moving have also been recorded as integration expense.

     RESTRUCTURE CHARGES

     The Company recognizes a liability for restructuring charges and a corresponding charge to results of operations when the following conditions exist: management approves and commits the Company to a plan of termination of employees, or an exit plan, and establishes the benefits that current employees will receive upon termination; the benefit arrangement is communicated to employees; the plan of termination identifies the number and type of employees; and the exit plan or plan of termination will begin as soon as possible, and significant changes are not likely.

     In 1996, the Company recorded a restructure charge of $1.4 million to reflect the cost of exiting certain excess office space ($650,000) and terminating employees ($775,000). The Company's restructure plan was for the elimination of an estimated 80 jobs in management, claims administration, and information systems operations in its Tampa and Memphis offices. Seventy-seven employees were actually terminated.

     AGENT COMMISSIONS

     The Company recognizes agent commissions expense in the same period that the related revenues are recognized.

     INCOME TAXES

     The Company recognizes deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. For federal income tax purposes, the Company files a consolidated tax return with its wholly owned subsidiaries.

     EARNINGS PER SHARE

     Earnings per share in 1996 and 1995 have been computed based on the historical weighted average number of shares of Common Stock outstanding during the period. Pro forma earnings per share was computed in 1995 and 1994 based on the weighted average number of common shares outstanding during the periods, after giving retroactive effect for the mandatory conversion of the Company's Redeemable Series A and Series B Preferred Stock, which occurred upon completion of the Company's initial public offering, as well as the shares issued at the time of that offering. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all stock options and common shares issued have been included as outstanding for the entire period using the treasury stock method.

     STOCK-BASED COMPENSATION

     The Company applies the intrinsic value method currently prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") and discloses the pro forma effects of the fair value based method, as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

3.   ACQUISITIONS

     CONSOLIDATED GROUP

     On July 1, 1996, the Company acquired all the issued and outstanding stock of Consolidated Group, Inc. and three affiliated entities (collectively, "Consolidated Group") for approximately $61.9 million in cash. Consolidated Group, headquartered in Framingham, Massachusetts, specializes in providing medical benefits administration and other related services for health care plans. As of December 31, 1996, Consolidated Group provided these services for over 23,000 small businesses in a variety of industries covering approximately 250,000 members in 50 states. At December 31, 1996, Consolidated Group employed approximately 500 people. The purchase price of Consolidated Group was allocated to the fair value of the net assets acquired as follows:

           Tangible assets acquired                          $  19.7  million
           Goodwill                                             59.7  million
           Liabilities assumed and accrued at purchase         (17.5) million
                                                             =================
                                                             $  61.9  million
                                                             =================

     HARRINGTON SERVICES CORPORATION

     On July 1, 1996, the Company also acquired all the issued and outstanding stock of Harrington for approximately $32.5 million cash and 1,400,110 shares of the Company's Common Stock valued at $30.1 million. Harrington, headquartered in Columbus, Ohio, provides administration services to self-funded benefit plans. As of December 31, 1996, Harrington provided these services to over 3,000 large, self-funded plans for employers in a variety of industries covering approximately 960,000 members in 47 states. At December 31, 1996, Harrington employed approximately 1,500 employees, with principal offices in Columbus, Ohio, Chicago, Illinois, and El Monte, California. The purchase price of Harrington, which totaled $62.6 million in cash and stock, was allocated to the fair value of the net assets acquired as follows:

           Tangible assets acquired                      $  27.7  million
           Goodwill                                         66.7  million
           Liabilities assumed                             (31.8) million
                                                         =================
                                                         $  62.6  million
                                                         =================

     DIVERSIFIED GROUP BROKERAGE

     On October 12, 1995, HPSI acquired substantially all of the assets and assumed certain liabilities of the third party administration business of Diversified Group Brokerage Corporation ("DGB"), effective as of October 1, 1995. As of December 31, 1996, the DGB business served approximately 300 medium-sized businesses covering 45,000 members. The purchase price for the DGB business consisted of (i) approximately $5.1 million paid at closing and (ii) for the seven-year period following the closing date, semi-monthly payments based on the number of enrollees in accounts that were DGB accounts as of the closing date, to be reduced by any attrition of enrollees. HPSI placed $5.0 million in escrow, as required by the agreement to fund those payments, and the present value of those estimated payments was recorded as goodwill. Additionally, HPSI assumed approximately $1.0 million in liabilities related to this purchase. The success of the DGB business is heavily dependent on its ability to maintain and grow market share in a narrowly defined geographic market -- the self-funded health care plans of primarily medium-sized businesses with an emphasis on the New England geographic market (see Note 5).

     THIRD PARTY CLAIMS MANAGEMENT, INC.

     On August 31, 1995, HPSI acquired all of the issued and outstanding shares of capital stock of Third Party Claims Management, Inc. ("TPCM"). As of December 31, 1996, TPCM served approximately 100 mid-to-large sized organizations covering approximately 140,000 members. In connection with this acquisition, the Company recorded (i) a cash investment of approximately $7.5 million, subject to a post-closing adjustment based on the balance sheet of TPCM as of August 31, 1995, (ii) liabilities of approximately $2.7 million, representing an assumption of liabilities and additional accruals related to the transaction, and (iii) an additional payment equal to $2.00 multiplied by the number of employees enrolled in any TPCM account as of the anniversary date of the contract which was administered by the Company on the closing date and continued to be a TPCM account administered by the Company on the anniversary date. This payment was estimated at approximately $210,000 by the Company at the time of the acquisition and was recorded as a liability and an increase in goodwill resulting from the acquisition. TPCM is focused on providing services to hospitals and other related health care institutions that offer self-funded health care benefits. The development of integrated delivery systems by the entities making up this target market is expected to increase. The services provided by these customers' system may include the ability to replace those provided by the Company and possibly result in competition with the Company (see Note 5).

     UNAUDITED PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

     The following unaudited pro forma consolidated results of operations of the Company give effect to all of the above acquisitions, accounted for as purchases, as if they occurred on January 1, 1995 (in thousands):

                                                                  YEAR ENDED            YEAR Ended
                                                                 DECEMBER 31,          December 31,
                                                                    1996                  1995
                                                              -----------------     -----------------
                           Revenues                             $     269,476         $     245,167
                           Net (loss) income                           (7,839)                6,897
                           Net (loss) income per common share           (0.53)                 0.46

     The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of January 1, 1995 or of the results which may occur in the future.

4.   CONCENTRATION OF CUSTOMERS

     The Company is party to a variety of contracts with insurance companies, preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), integrated delivery systems, health care alliances, and their business customers located throughout the United States to provide third party marketing, administration, and risk management services for the small business market. For the year ended December 31, 1996, the Company's three largest payors accounted for approximately 16%, 13%, and 13%, respectively, of total revenues. For the year ended December 31, 1995, the Company's three largest payors accounted for approximately 31%, 23%, and 11%, respectively, of total revenues.

     The Company grants credit, without collateral, to some of its self-funded clients under certain contracts.

5    GOODWILL

     At December 31, 1996 and 1995, goodwill resulting from the excess of cost over the fair value of the respective net assets acquired was as follows (in thousands):

                                                                       1996                        1995
                                                                  ----------------            ----------------
        HealthPlan Services                                    $          32,841           $          32,841
        Consolidated Group                                                59,734                           -
        Harrington                                                        66,705                           -
        Diversified Group Brokerage                                        2,388                       9,750
        Third Party Claims Management                                        490                       8,087
                                                                  ----------------            ----------------
                                                                         162,158                      50,678
        Accumulated Amortization                                          (5,637)                     (1,831)
                                                                  ----------------            ----------------

                                                               $         156,521           $          48,847
                                                                  ================            ================

     In the third quarter of 1996, the Company recorded a charge for impairment of goodwill originally recorded upon the acquisitions of DGB and TPCM of $6.6 million and $7.1 million, respectively. Other adjustments were recorded to reduce the DGB and TPCM goodwill balances as a result of final resolution of acquisition contingencies.

     DGB, located in Marlborough, Connecticut, is a third party administrator providing managed health care administrative services to self-funded employers, typically having between 250 and 2,000 employees in the New England market. At the time of this acquisition, the Company projected a 10% to 15% growth rate in net cash flows at DGB. Since this acquisition, DGB has not achieved, and does not expect to achieve, the revenue and net cash flow projections prepared at the time of the acquisition due to, among other things, higher than originally expected attrition rates resulting in ongoing decreases in net revenues (due in part to increased pricing resulting from a reinsurance carrier's departure from DGB's market) and an inadequate distribution system, as evidenced by an underperforming sales force and greater than anticipated operating costs. The Company's efforts to correct these deficiencies have not enabled it to meet its original projections. Accordingly, the Company recorded an impairment charge of $6.6 million associated with the DGB acquisition. Any further significant declines in the DGB's projected net cash flows may result in additional write-downs of remaining goodwill.

     TPCM is a third party administrator providing managed health care administrative services to hospitals and other health care institutions that offer self-funded health care benefits. At the time of this acquisition, the Company projected a 10% to 15% growth rate in net cash flows at TPCM. Since this acquisition, TPCM has not achieved, and does not expect to achieve, the revenue and net cash flow projections prepared at the time of the acquisition due to, among other things, higher than originally expected attrition rates, significantly higher than expected claims experience (claims filed per enrollee), and greater than anticipated operating costs due to the inability to obtain economies of scale through integration. The Company's efforts to correct these deficiencies have not enabled it to meet its original projections. In 1996, TPCM lost one customer that represented over $1.0 million in annualized revenues resulting in a decision to close one of its operating facilities. Accordingly, the Company has recorded an impairment charge of $7.1 million associated with the TPCM acquisition. Any further significant declines in TPCM's projected net cash flows may result in additional write-downs of remaining goodwill.

     The Company will continue to evaluate on a regular basis whether events and circumstances have occurred that indicate the carrying amount of goodwill may not be recoverable. Although the net unamortized balance of goodwill at December 31, 1996 is not considered to be impaired, any such future determination requiring the recognition of an impairment charge could have a material adverse effect on the Company's results.

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                            DECEMBER 31,
                                                       1996             1995
                                                     --------         --------
        Land                                         $    438         $     -
        Building                                        1,133               -
        Furniture and fixtures                         14,478           3,433
        Computers and equipment                        14,961           4,747
        Computer software                              15,377           3,452
        Leasehold improvements                          4,076           1,117
                                                      -------         -------
                                                       50,463          12,749
             Less - accumulated depreciation          (29,361)         (3,508)
                                                      =======         =======
                                                     $ 21,102         $ 9,241
                                                      =======         =======

7.   INVESTMENTS AND NOTES RECEIVABLE

     On January 8, 1996, the Company entered into an agreement with Medirisk, Inc., a provider of health care information, to purchase $2.0 million of Medirisk preferred stock representing a 9% ownership interest and, in addition, to lend Medirisk up to $10.0 million over four years in the form of debt for which the Company would receive detachable warrants to purchase up to 432,101 shares of Medirisk's common stock for $0.015 per share, based on the amount of debt actually acquired. This investment is recorded at cost.

     On March 13, 1996, Medirisk borrowed $6.9 million from the Company. The debt bears interest of 10% payable quarterly and is due upon the earliest to occur of (i) an initial public offering by Medirisk; (ii) a change of control of Medirisk; or (iii) at maturity on January 8, 2003. In accordance with the agreement, warrants to purchase 298,150 shares of Medirisk's common stock were issued to the Company.

     The Company discounted the note receivable by the relative fair value of the warrants, which was determined to be $573,000. The value of the warrants is accreted to income over the life of the note based on the maturity date.

     On January 28, 1997, Medirisk completed an initial public offering and satisfied the $6.9 million debt balance in accordance with the agreement. The remaining value of the warrants will be accreted to income in the first quarter of 1997. Upon completion of the public offering, Medirisk's preferred stock was converted to common stock. The Company has agreed not to sell its shares of Medirisk in the public market for 180 days after the effective date of the initial public offering without the prior consent of the offering's underwriters. After the 180 day period has lapsed, the shares will be eligible for sale in the public market, subject to the conditions and restrictions of Rule 144 under the Securities Act of 1933. Assuming full conversion of the warrants issued to the Company, its ownership amounts to 480,442 shares of common stock after the public offering, which represents an approximate 11% ownership interest. On March 14, 1997, Medirisk's shares closed at $8.38 per share of common stock.

8.   NOTE PAYABLE AND CREDIT FACILITIES

     The Company expanded its credit facility (the "Line of Credit") from $20 million to the lesser of (i) three times earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement) or (ii) $175 million during 1996. The maximum amount available through the Line of Credit as of December 31, 1996 was approximately $109 million. The facility operates on a revolving basis until May 18, 1998, on which date the outstanding balance shall be paid over a three year period with the first principal payment due November 30, 1998 and the final payment due April 30, 2001. The Company's borrowing under the Line of Credit includes interest ranging from LIBOR plus 125 to 175 basis points to New York prime plus 25 to 75 basis points. The Line of Credit carries a commitment fee of 0.25% of the unused portion and is secured by the stock of the Company's subsidiaries. The agreement contains provisions which include (among other covenants) maintenance of certain minimum financial ratios, limitations on capital expenditures, limitations on acquisition activity, and limitations on the payment of dividends. The Company incurred $2.1 million of interest expense on the Line of Credit for year ended December 31, 1996.

     Subsequent to obtaining the Line of Credit, the Company entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in October 1999 and September 2001, effectively convert $40.0 million of variable debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.42% plus a margin ranging from 125 to 175 basis points. For the year ended December 31, 1996, the Company recorded $110,000 of interest expense related to the swap agreements. The Company considers the fixed rate and variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

     In conjunction with the acquisition of the Company in 1994 by certain Company officers and Noel Group, Inc. ("Noel"), the Company assumed a note payable to the Cal Group (the "Cal Group Note") of $1.3 million, which bears interest at 5% per annum. The note payable requires semi-annual principal payments in May and November of $18,000 to $78,000 through November 2008. Interest expense relating to the note payable was approximately $62,000 and $64,000 for the years ended December 31, 1996 and 1995, respectively.

     On July 1, 1996, the Company assumed several notes payable previously entered into by Consolidated Group (the "Consolidated Group Notes"), which were secured primarily by computer equipment. The interest rates on those notes are LIBOR plus 150 to 175 basis points. The Company also assumed an operating note (the "Consolidated Operating Note"), which is also secured by purchased equipment and has a fixed interest rate of 7.82%.

     Consolidated Group also has a mortgage outstanding secured by a building with a book value at December 31, 1996 of $1.1 million. The interest rate on the mortgage is fixed at 8.75%, with the final payment due in May 2016.

     On July 1, 1996, the Company assumed certain equipment notes as a result of a prior agreement that had been executed by Harrington ("Harrington Equipment Notes"). The notes, which are secured primarily by telephone equipment, have interest rates ranging from 7.2% to 9.0% with the final payment due in July 2004.

     The balances outstanding on the above debt instruments at December 31, 1996 are as follows (in thousands):

                    Line of Credit                                $55,000
                    Cal Group Note                                  1,214
                    Consolidated Group Notes                        2,237
                    Consolidated Operating Note                       528
                    Consolidated Group Mortgage                     1,481
                    Harrington Equipment Notes                      1,838
                                                                  -------
                                                                  $62,298

                    Less:  Amounts due within one year             (2,717)
                                                                  =======
                    Long-term debt                                $59,581
                                                                  =======

Future minimum principal payments for all notes as of December 31, 1996 are as follows (in thousands):

                               1997                $   2,717
                               1998                    8,737
                               1999                   16,942
                               2000                   20,455
                               2001                   11,165
                               Thereafter              2,282
                                                   ==========
                                                   $  62,298
                                                   ==========

     As of March 14, 1997, the Company had liquidated approximately $7.5 million of the above debt before its scheduled maturity, including a pay-off of the Consolidated Group Notes.

9.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                   DECEMBER 31,
                                                  1996        1995
                                                -------     -------
        Adverse lease commitments               $ 5,215     $    -
        Salaries and wages                        3,573       1,297
        Office consolidation costs                  919         325
        Interest                                    906          10
        Accrued legal and regulatory                555         683
        State and local taxes                       545          71
        Severance                                   276         356
        Other                                     2,916       2,351
                                                =======     =======
                                                $14,905     $ 5,093
                                                =======     =======

     Adverse lease commitments relate to office and equipment leases assumed by the Company upon its acquisitions of Consolidated Group and Harrington at prices in excess of market rates or for property that will not be utilized for the full term of the lease. Severance and office closure costs at December 31, 1996 refer to costs connected with the Company's acquisitions of Consolidated Group and Harrington. Through December 31, 1996, $496,000 had been charged against these accruals. Other includes approximately $1.3 million and $1.1 million of other acquisition-related costs at December 31, 1996 and 1995, respectively.

10.  ACCRUED CONTRACT COMMITMENTS

     Starting in 1994, the Company pursued contracts with state-sponsored health care purchasing alliances, initially in Florida, and in 1995-1996, in North Carolina, Kentucky, and Washington. The Company has incurred substantial expenses in connection with the start-up of these contracts, and, to date, the alliance business in North Carolina and Florida has been unprofitable. During the quarter ended December 31, 1994, the Company recorded a pre-tax charge of approximately $3.6 million related to state-sponsored health care purchasing alliances in Florida. The Company recorded a pre-tax charge related to these contracts in the amount of $2.6 million in 1996 resulting from increased costs and lower than anticipated revenues in Florida and North Carolina.

     The balance of the accrual at December 31, 1996 is approximately $608,000 for Florida and $481,000 for North Carolina. The balance at December 31, 1995 was approximately $482,000 for Florida.

11.  EMPLOYEE BENEFIT PLANS

     DEFINED CONTRIBUTION PLAN

     The Company has a defined contribution employee benefit plan established pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Through December 31, 1996, the Company matched up to 50% of the employee contribution limited to 6% of the employee's salary for its HPSI and Harrington employees, and it matched 50% of the employee contribution limited to 4% of the employee's salary for its Consolidated Group employees. Effective January 1, 1997, the Company began to match one-third of such employee contributions limited to 6% of the employee's salary. Under the provisions of the plan, participants' rights to employer contributions vest 40% after completion of three years of qualified service and increase by 20% for each additional year of qualified service completed thereafter. Expense in connection with this plan for the years ended December 31, 1996 and 1995 was approximately $884,000 and $339,000, respectively, and for the period from inception (October 1, 1994) through December 31, 1994 was approximately $82,000.

     POST-RETIREMENT BENEFIT PLAN

     Harrington, the Company's wholly owned subsidiary acquired on July 1, 1996, provides medical and term life insurance benefits to certain retired employees of its subsidiary, American Benefit Plan Administrators, Inc. The Company funds the benefit costs on a current basis, and there are no plan assets. The post-retirement benefit cost incurred since the Company's acquisition of Harrington is $38,000. At December 31, 1996, an accrued post-retirement liability of $1.4 million is included in the balance of other long-term liabilities. Actuarial assumptions used in calculating the obligation include a discount rate of 7.5% and a health care cost trend rate of 7% in 1997, 6% in 1998, and 5% in 1999 and thereafter.

     MANAGEMENT STOCK

     From the period 1994 through January 1995, certain members of management received 473,000 shares of Common Stock, which carries limitations on vesting over a four-year period and restrictions regarding the sale of stock in a public market. Should the employee terminate employment prior to the completion of the vesting period, the Company will be entitled to purchase from the executive the number of shares that have not vested at a purchase price equal to the lower of fair market value or the initial issuance price. The Company recognizes compensation expense based on the vesting period of the shares.

12.  COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS

     The Company rents office space and equipment under non-cancelable operating leases. Rental expense under the leases approximated $7.7 million (net of $422,000 charged to adverse lease accruals) and $4.0 million for the years ended December 31, 1996 and 1995, respectively, and $932,000 for the period from inception (October 1, 1994) through December 31, 1994. Future minimum rental payments under these leases are as follows (in thousands):


                  1997                                   $10,166
                  1998                                     9,107
                  1999                                     8,538
                  2000                                     6,373
                  2001                                     4,962
                  Thereafter                              15,242
                                                         -------
                                                         $54,388
                                                         =======


     LITIGATION

     In 1995, a former provider of marketing services for the Company filed a complaint against the Company claiming wrongful termination of an exclusive marketing agreement and breach of contract. The parties to the dispute agreed to binding arbitration, and the arbitration proceedings occurred during the week of October 29, 1996. The arbitration panel's decision, rendered in December 1996, is not expected to materially alter the amount or timing of future payments that the Company is contractually obligated to make to the plaintiff under the marketing agreement, and this is not expected to materially affect the cash flows of the Company's business.

     Pursuant to the Harrington acquisition agreement (the "Harrington Agreement"), the Company agreed to use its best efforts to file a registration statement sufficient to permit the public offering and sale of the shares of the Company's Common Stock issued to the Harrington stockholders in the acquisition, with such registration statement to become effective on or before October 31, 1996. On October 30, 1996, the Company received a letter from a representative of Harrington's shareholders stating that the Company was in violation of the Harrington Agreement and reserving all rights under such Agreement. It is not possible for the Company to evaluate what, if any, damages might result from such notice. In November 1996, the Company filed a Form S-3 registration statement with the Securities and Exchange Commission registering the restricted shares of the Company's Common Stock held by the former Harrington and Consolidated Group shareholders. This registration statement became effective on February 14, 1997.

     The Company's Consolidated Group subsidiary is undergoing a DOL audit in which the DOL has raised various questions about the application of ERISA to the way that subsidiary does business. This audit is ongoing, and there can be no assurance that the DOL will not take positions that could require changes to the way this subsidiary operates, or result in the imposition of administrative fines and penalties.

     The Company is involved in various litigation arising in the normal course of business. In the opinion of the Company's management, although the outcomes of these claims are uncertain, in the aggregate they are not likely to have a material adverse effect of the Company's business, financial condition, or results of operations.

     REGULATORY COMPLIANCE

     The Company's activities are highly regulated by state and federal regulatory agencies under requirements that are subject to broad interpretations. The Company cannot predict the position that may be taken by these third parties that could require changes to the manner in which the Company operates.

13.  INCOME TAXES

     The (benefit) provision for income taxes is as follows (in thousands):

                                                              PERIOD FROM INCEPTION
                    FOR THE YEAR ENDED  FOR THE YEAR ENDED  (OCTOBER 1, 1994) THROUGH
                     DECEMBER 31, 1996  DECEMBER 31, 1995      DECEMBER 31, 1994
                     -----------------  ------------------  ------------------------
Current
    Federal                   $   429             $ 3,211                  $   120
    State                          61                 458                       15
                              =======             =======                  =======
                                  490               3,669                      135
                              =======             =======                  =======
Deferred
    Federal                    (1,619)              2,116                       21
    State                        (231)                311                        3
                              -------             -------                  -------
                               (1,850)              2,427                       24
                              =======             =======                  =======
(Benefit) provision for
income taxes                  $(1,360)            $ 6,096                  $   159
                              =======             =======                  =======

     The components of deferred taxes recognized in the accompanying financial statements are as follows (in thousands):

                                                                   DECEMBER 31,
                                                              1996            1995
                                                            ---------       ---------
       Deferred tax asset - current
           Accrued expenses not currently deductible        $ 4,617         $ 1,120
           Prepaid expenses currently deductible               (136)           (155)
                                                            =======         =======
                                                            $ 4,481         $   965
                                                            =======         =======
       Deferred tax asset (liability) - non-current
           Deferred compensation                            $   537         $     -
           Post retirement benefits                             641               -
           Depreciation                                        (657)             80
           Intangibles                                        7,806            (434)
                                                            -------         -------
                                                            $ 8,327         $  (354)
                                                            =======         =======


     The deferred tax asset resulting from intangibles relates to certain intangible assets acquired by the Company that are amortizable for tax purposes and to the tax treatment of the goodwill impairment charge (see
     Note 5). A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance is considered necessary at December 31, 1996 and 1995, based on the Company's expectations of future taxable income.

     The provision for income taxes varies from the federal statutory income tax rate due to the following:

                                                              1996       1995          1994
                                                            --------    -------      -------
Federal statutory rate applied to pre-tax income (loss)     (35.0)%     34.0%        35.0%
State income taxes net of federal tax benefit                (5.0)%      5.0%         4.5%
Goodwill amortization                                        20.1%       0.2%         1.3%
Tax exempt interest income                                   (2.6)%     (1.3)%        -
Other                                                         5.7%       1.1%         -
                                                            -----       ----         ----

Effective tax rate                                          (16.8)%     39.0%        40.8%
                                                            ======      ====         ====

14.  STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN

     STOCK OPTION PLANS

     The Company's stock option plans authorize the granting of both incentive and non-incentive stock options for a total of 1,840,000 shares of Common Stock to key executives, management, consultants, and, with respect to 240,000 shares, to directors. Under the plans, all options have been granted at prices not less than market value on the date of grant. Certain non-qualified incentive stock options may be granted at less than market value. Options generally vest over a four-year period from the date of grant, with 20% of the options becoming exercisable on the date of the grant and 20% becoming exercisable on each of the next four anniversaries of the date of the grant.

     A summary of option transactions during each of the two years ended December 31, 1996 is shown below:

                                                               Number                             Weighted
                                                                 of                                Average
                                                               Shares                            Option Price
                                                             -----------                       ----------------
                   Under option, December 31, 1994
                      Granted                                    545,000                             $ 18.11
                      Exercised                                        -                                   -
                                                             -----------

                   Under option, December 31, 1995
                      (112,000 exercisable)                      545,000                               18.11
                      Granted                                    922,500                               18.75
                      Exercised                                  (11,400)                              14.00
                      Cancelled                                  (12,600)                              19.35
                                                             -----------

                   Under option, December 31, 1996
                      (278,200 exercisable)                    1,443,500                               18.54
                                                             ===========

     There were 372,500 and 795,000 shares available for the granting of options at December 31, 1996 and 1995, respectively.

     The following table summarizes the stock options outstanding at December 31, 1996:


        Range                 Number                    Weighted Average                Weighted
         of               Outstanding at                  Remaining                     Average
   Exercise Prices       December 31, 1996             Contractual Life               Exercise Price
   ---------------       -----------------             ----------------               --------------
   $14.00 - $18.50           979,500                        9 years                     $16.09
    19.38 -  25.50           464,000                        9 years                      23.72


     EMPLOYEE STOCK PURCHASE PLAN

     Under the 1996 Employee Stock Purchase Plan ("Employee Plan"), the Company is authorized to issue up to 250,000 shares of common stock to its employees who have completed one year of service. The Employee Plan is intended to provide a method whereby employees have an opportunity to acquire shares of Common Stock of the Company. The Employee Plan was implemented by consecutive quarterly offerings of the Company's Common Stock commencing on July 1, 1996.

     Under the terms of the Employee Plan, an employee may authorize a payroll deduction of a specified dollar amount per pay period. The proceeds of that deduction are used to acquire shares of the Company's Common Stock on the offering date. The number of shares acquired is determined based on 85% of the closing price of the Company's Common Stock on the New York Stock Exchange on the offering date.

     During 1996, the Company sold 6,302 shares to employees under the Employee Plan.

     MEASUREMENT OF FAIR VALUE

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and employee stock purchase plan. Accordingly, no compensation cost has been recognized related to these plans. Had compensation cost for the Company's stock option and employee stock purchase plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net income and net income per share would have been as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                1996                 1995
                                            --------------       --------------
       Net (loss) income attributable to
           common stock (in thousands):
           As reported                        $  (6,716)          $  9,250
           Pro forma                             (8,596)             8,627
       Net income per share:
           As reported                        $   (0.47)          $   0.82
           Pro forma                              (0.60)              0.76


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable year: dividend yield of 0.0% for both years; expected volatility of 30% for each of the years ended December
     31, 1996 and 1995: risk-free interest rates of 6.30% to 6.69% for options granted during the year ended December 31, 1996 and 5.51% to 7.05% for options granted during the year ended December 31, 1995; and a weighted average expected option term of four years for both years.

15.  SUBSEQUENT EVENTS

     On February 7, 1997, Noel, Automatic Data Processing, Inc. ("ADP"), and the Company completed a transaction in which Noel sold to ADP 1,320,000 shares of the Company's Common Stock at a purchase price of $20 per share. Upon completion of the transaction, Noel and ADP owned approximately 29% and 9%, respectively, of the Company's Common Stock. The agreement governing such purchase generally requires that: (i) ADP may not agree to acquire additional shares of the Company's Common Stock prior to December 31, 1997, unless such acquisition is approved by the Company's Board of Directors, or unless the Company entertains alternative offers; (ii) Noel may not dispose of its remaining shares of the Company's Common Stock prior to September 30, 1997 other than through a direct distribution to Noel's shareholders, subject to specified conditions; and (iii) the Company may not take any action prior to December 31, 1997 that could interfere with "pooling-of-interests" accounting. On March 19, 1997, Noel's shareholders approved a plan of liquidation and dissolution. In connection with such approval, the Company expects to file a Form S-3 Registration Statement with the Securities and Exchange Commission to register the shares of the Company's Common Stock held by Noel, after which Noel has announced it intends to make a distribution of the Company's stock to Noel's shareholders.

     On March 5, 1997, the Company and Health Risk Management, Inc. ("HRM") mutually agreed to terminate a merger agreement previously entered into on September 12, 1996. In connection with the termination, the Company purchased 200,000 shares of HRM common stock, representing approximately 4.5% of HRM shares outstanding, at a price of $12.50 per share. On March 14, 1997, HRM's shares closed at $10.25 per share of common stock. These shares were not registered and are subject to restrictions on transfer. HRM provides comprehensive, integrated health care management, information, and health benefit administration services to employers, insurance companies, unions, HMOs, PPOs, hospitals, and governmental units in the United States and Canada.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        FOURTH         THIRD        SECOND        FIRST
                                                       QUARTER        QUARTER       QUARTER      QUARTER
                                                       -------        -------       -------      -------
Year ended December 31, 1996
    Revenues                                             $63,963        $67,006      $31,863       $31,007
    Net income                                            (5,530)        (7,961)       3,441         3,334
    Net income per common share                          $ (0.37)       $ (0.53)     $  0.26       $  0.25


                                                        FOURTH         THIRD        SECOND        FIRST
                                                       QUARTER        QUARTER       QUARTER      QUARTER
                                                       -------        -------       -------      -------
Year ended December 31, 1995
    Revenues                                             $29,361        $24,115      $23,198       $23,576
    Net income                                             2,985          2,623        2,072         1,570
    Net income per common share                              .22            .20          .20           N/A

Net income - pro forma basis                               2,985          2,623        2,072         1,855
Pro forma net income per common share                    $  0.22        $  0.20      $  0.15       $  0.20

     First quarter earnings per share in 1995 has not been provided, because it preceded the Company's initial public offering.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder and Board of Directors of Healthcare Informatics Corporation
  and
To The Dun & Bradstreet Corporation

     We have audited the accompanying statement of financial position of HealthPlan Services Division (formerly Plan Services Division, a wholly owned division of The Dun & Bradstreet Corporation) as of September 30, 1994 and the related statements of income and cash flows for the nine-month period then ended. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthPlan Services Division as of September 30, 1994 and the results of its operations and its cash flows for the nine-month period then ended, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, on September 30, 1994, HealthPlan Services Division was sold to Healthcare Informatics Corporation, pursuant to a purchase agreement dated September 2, 1994.


Coopers & Lybrand L.L.P.
Tampa, Florida
December 2, 1994

                          HEALTHPLAN SERVICES DIVISION
                         STATEMENT OF FINANCIAL POSITION
                               September 30, 1994
                                 (in thousands)


                                     ASSETS

Current assets:
  Cash                                                                     $ 1,255
  Accounts receivable                                                        3,252
  Prepaid expenses                                                           2,303
                                                                           -------
    Total current assets                                                     6,810
Property and equipment, net                                                  2,715
Computer software, net                                                       1,327
Other intangible assets, net                                                 5,483
Goodwill, net                                                               11,436
Deferred taxes                                                                  85
Other assets                                                                    28
                                                                           -------
    Total assets                                                           $27,884
                                                                           =======


                                    LIABILITIES AND DIVISIONAL EQUITY

Current liabilities:
  Current portion of note payable                                          $    92
  Accounts payable                                                          19,581
  Accrued liabilities                                                        3,585
  Deferred revenue                                                           1,294
                                                                           -------
    Total current liabilities                                               24,552
Note payable                                                                 1,162
Commitments and contingencies (Notes 9 and 13)
Divisional equity                                                            2,170
                                                                           -------
    Total liabilities and divisional equity                                $27,884
                                                                           =======



   The accompanying notes are an integral part of these financial statements.

                          HEALTHPLAN SERVICES DIVISION
                               STATEMENT OF INCOME

                   Nine-month period ended September 30, 1994
                                 (in thousands)

Revenues                                             $81,945
Costs and expenses:
  Agents' commissions                                 33,213
  Personnel expenses                                  24,476
  Rent and maintenance                                 4,106
  Postage and communication                            3,563
  Depreciation and amortization                        3,347
  Staff reductions and office closings (Note 3)        4,671
  Other operating expenses (Note 8)                    5,322
                                                     -------
                                                      78,698
                                                     -------
Income before provision for income taxes               3,247
Provision for income taxes                             1,500
                                                     -------
    Net income                                       $ 1,747
                                                     =======


     The accompanying notes are an integral part of these financial statements.

                          HEALTHPLAN SERVICES DIVISION
                             STATEMENT OF CASH FLOWS
                   Nine-month period ended September 30, 1994
                                 (in thousands)


Cash flows from operating activities:
Net income                                                                      $ 1,747
Reconciliation of net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                   3,347
  Staff reductions and office closings provisions                                 4,671
  Staff reductions and office closings payments                                  (1,992)
  Deferred taxes                                                                      2
  Accounts receivable                                                               484
  Prepaid expenses                                                                 (269)
  Accounts payable                                                               (2,312)
  Accrued liabilities                                                              (892)
  Deferred revenue                                                                 (512)
                                                                                -------
    Net cash provided by operating activities                                     4,274
                                                                                -------
Cash flows for investing activities:
  Purchase of property and equipment, net                                          (931)
  Purchases of and additions to computer software                                  (534)
  Acquisitions of other intangible assets
    (net of deferred payments)                                                      (21)
  Other assets                                                                       11
                                                                                -------
    Net cash used in investing activities                                        (1,475)
                                                                                -------
Cash flows for financing activities:
  Net amount remitted to The Dun & Bradstreet
    Corporation and affiliates (Note 7)                                          (3,602)
  Payments on note payable                                                          (46)
                                                                                -------
    Net cash used in financing activities                                        (3,648)
                                                                                -------
Net change in cash                                                                 (849)
Cash, beginning of period                                                         2,104
                                                                                -------
Cash, end of period                                                             $ 1,255
                                                                                =======



     The accompanying notes are an integral part of these financial statements.

                          HEALTHPLAN SERVICES DIVISION
                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION:

     Organization--HealthPlan Services Division (HSI) (formerly Plan Services Division, a wholly-owned division of The Dun & Bradstreet Corporation (D&B)), is engaged in the business of providing distribution and administration services for group-health-insurance programs throughout the United States.

     Basis of Presentation--The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. On September 30, 1994, HSI was sold to Healthcare Informatics Corporation, pursuant to a purchase agreement dated September 2, 1994.

     These financial statements present the results of operations for the nine-month period to September 30, 1994 and financial position at September 30, 1994. Purchase accounting by the acquirer has not been reflected in these financial statements. Expenses and liabilities which were incurred by HSI in connection with the sale, which would not otherwise have been incurred, are reflected in the nine-month period ended September 30, 1994.
See Note 3.

     Expense Allocations--D&B provides certain services to, and incurs certain costs on behalf of its subsidiaries and divisions. These costs, which include employee benefit and executive compensation programs, retirement savings and health plans, treasury and business insurance, are allocated to D&B's subsidiaries, including HSI, on a pro-rata basis. The costs of D&B's general corporate overheads are not allocated as such costs related to HSI are deemed to be immaterial. Liabilities related to the benefit plans described above are not fully reflected in the Statement of Financial Position. As such, these financial statements may not necessarily be indicative of the financial position or the results of operations had HSI been operated as an unaffiliated company. However, management believes that with respect to general and administrative expenses (see Note 8), the amounts reflected in the Statement of Income are not less than the amounts HSI would have incurred had HSI been an unaffiliated company in those periods.

2.   SIGNIFICANT ACCOUNTING POLICIES:

     Cash--Substantially all of the net cash flow of HSI was remitted to D&B pursuant to a centralized cash management system. The related interest income which would otherwise have been earned by HSI is not reflected in these statements. Cash held by D&B has historically resulted in negative working capital for HSI.

     Property and Equipment--Property and equipment are stated at cost, net of accumulated depreciation computed using the straight-line method over estimated useful lives of three to ten years. Additions and major renewals are capitalized. Repairs and maintenance are charged to expense as incurred. Upon disposal, the related cost and accumulated depreciation are removed from the accounts, with the resulting gain or loss included in income.

     Computer Software--HSI capitalizes the direct expenses of internally produced software. As of September 30, 1994, capitalized software costs, net of amortization was (in thousands) $627. Software is generally amortized over three years. Amortization expense was (in thousands) $184 for the nine months ended September 30, 1994.

     Other Intangible Assets--Other intangible assets represent the costs of acquiring new blocks of insurance administration business which are deferred and amortized on an accelerated basis over periods of up to seven years. Amounts included in the accompanying Statement of Financial Position are net of accumulated amortization of (in thousands) $3,491 as of September 30, 1994.

     Goodwill--Goodwill relates to D&B's original acquisition of HSI and is being amortized on a straight-line basis over periods of expected benefit, not exceeding 40 years. Goodwill represents the excess purchase price over the fair value of identifiable net assets. Amounts included in the accompanying Statement of Financial Position are net of accumulated amortization of $4,620 (in thousands) as of September 30, 1994. At the balance sheet date, HSI reviews the recoverability of goodwill and other intangible assets.

     Revenue Recognition--Revenues consist primarily of fees for services provided to insurance carriers as a third party administrator. Revenues are recognized ratably over the applicable contract period, which is generally one year, and represents the period such services are performed. HSI accounts for revenues received in advance by deferring such amounts until the related services are performed. During the nine months ended September 30, 1994, HSI had three customers that accounted for approximately 27%, 26%, and 11%, respectively, of revenues.

     Agents' Commissions--Agents' commission expense is accrued in the same period that the related revenues are recognized.

     Income Taxes--HSI participates in the consolidated federal income tax return of D&B. For financial reporting purposes, HSI computes a provision for income taxes on a separate return basis based on statutory rates in effect. HSI's current income taxes payable are included in divisional equity in the accompanying Statement of Financial Position. Effective January 1, 1992 HSI adopted SFAS No. 109, "Accounting for Income Taxes," applying the provisions of this statement retroactively to prior years' financial statements.

     Postemployment Benefits--Effective January 1, 1993, D&B and HSI adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." HSI accrues for such costs at the time it is probable that a liability to employees has been incurred and it can be reasonably estimated. The implementation of this statement did not have a material impact upon HSI's financial position or results of operations.

     Postretirement Benefits--Effective January 1, 1993, D&B and HSI adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." As a member of D&B's Plan, HSI recognized as net postretirement benefit cost the required contribution to the plan based upon an allocation and formula used by D&B. As a participant in D&B's postretirement benefit plan, amounts related to liabilities to HSI employees existing at the date of adoption of SFAS No. 106 are not reflected in the accompanying Statement of Financial Position.

3.   STAFF REDUCTIONS AND OFFICE CLOSINGS:

     HSI has recorded charges for certain staff reductions and office closings. In March 1994, HSI closed its Fresno, California processing center and recorded a charge totaling $1,050,000. Such charge consisted of the following: $355,000 of lease termination costs; $380,000 of severance costs; $175,000 of fixed asset write-offs; and $140,000 of other office closing costs. On September 30, 1994, immediately prior to the sale of HSI, as required pursuant to the terms of the related purchase agreement, HSI terminated 125 employees throughout its Tampa operations and recorded a severance charge totaling $1,860,000. In addition, HSI recorded a $1,761,000 charge for severance of two former officers in 1994. All severance and office closing costs were paid as of September 30, 1994 or assumed by D&B as part of the sale of HSI.

     Subsequent to September 30, 1994, HSI discontinued its contract with The Centennial Life Insurance Company. The revenues related to Centennial were (in thousands) $4,680 for the nine months ended September 30, 1994.

4.   PROPERTY AND EQUIPMENT:

     Property and equipment at September 30, 1994 consists of the following (in thousands):

     Computers and equipment                                                             $ 13,372
     Furniture and fixtures                                                                 4,611
     Leasehold improvements                                                                 3,791
                                                                                         --------
                                                                                           21,774
     Accumulated depreciation and amortization                                            (19,059)
                                                                                         --------
     Net property and equipment                                                          $  2,715
                                                                                         ========

     Depreciation expense for the nine months ended September 30, 1994 was (in thousands) $1,284.

5.   ACCRUED LIABILITIES:

     Accrued liabilities at September 30, 1994 consist of the following (in thousands):

     Accrued salaries and wages                                                            $2,315
     Deferred payments--other intangible assets                                               657
     Other                                                                                    613
                                                                                           ------
         Total accrued liabilities                                                         $3,585
                                                                                           ======

6.   NOTE PAYABLE:

     On May 27, 1993, HSI entered into an agreement with Cal/Group for the purchase of its claims processing business at a price of $2,000,000. The purchase price consisted of $500,000 cash paid at closing with the balance in the form of a note payable of $1,500,000. On March 25, 1994 the original agreement was modified and the purchase price was reduced by $150,000. This purchase is collateralized by the claims business. The note payable requires semi-annual payments of $50,000 to $80,000, including interest at 6%, through November 2008. Interest paid by the Company was insignificant for the nine months ended September 30, 1994.

     Future minimum principal payments as of September 30, 1994 are as follows (in thousands):

     YEAR ENDING DECEMBER 31,
     ------------------------

     1994 (3 months)                                $   46
     1995                                               90
     1996                                               97
     1997                                               92
     1998                                               93
     Thereafter                                        836
                                                    ------
         Total                                      $1,254
                                                    ======

7.   DIVISIONAL EQUITY:

     Divisional equity reflects the historical activity between D&B and HSI. An analysis of the changes in divisional equity is as follows (in thousands):

Balance at beginning of period      $   634
Net income                            1,747
Net remittances to D&B                 (211)
                                    -------
Balance at end of period            $ 2,170
                                    =======

     For the nine months ended September 30,1994, net remittances include (in thousands) $3,391 of non-cash charges related to severance expenses to be paid by D&B in connection with the purchase agreement. These amounts have been excluded for purposes of the Statement of Cash Flows. Other non-cash charges and allocations reflected in net remittances to D&B have not been separately identified for purposes of the Statement of Cash Flows.

8.   OTHER OPERATING EXPENSES:

     Other operating expenses for the nine months ended September 30, 1994 consist of the following (in thousands):

General and administrative expenses      $ 2,188
Professional services                      1,488
Insurance, taxes and licenses                451
Travel and entertainment                     597
Utilities                                    384
Advertising and promotion                    217
Gain on property and equipment                (3)
                                         -------
                                          $5,322
                                         =======

9.   LEASES:

     HSI leases certain facilities and equipment under long-term leases which are accounted for as operating leases.

     Future minimum lease payments for long-term operating leases as of September 30, 1994 are approximately as follows (in thousands):

     YEAR ENDING DECEMBER 31,
     ------------------------
     1994 (3 months)              $  930
     1995                          2,780
     1996                            880
                                  ------
         Total                    $4,590
                                  ======

     Rent expense for the nine months ended September 30, 1994 was (in thousands) $3,331.

10.  POSTRETIREMENT AND DEFERRED COMPENSATION PLANS:

     HSI's participation in D&B's postretirement medical plan, defined benefit pension plan and deferred compensation plan terminated as of September 30, 1994.

     Prior to September 30, 1994, HSI recognized postretirement benefit costs based upon an allocation and formula determined by D&B. The amount allocated to HSI as its share of the total pension costs for the nine months ended September 30, 1994 was (in thousands) $611. The costs allocated to HSI and recognized as net postretirement benefit costs were not material to HSI's results of operations for the nine months ended September 30, 1994.

     As a participant in D&B's postretirement and deferred compensation plans, amounts related to liabilities to HSI employees existing at the date of adoption of new accounting standards for pensions and other postretirement benefits are not reflected in the accompanying Statement of Financial Position. Amounts due to D&B relating to HSI's allocated costs under the above plans are included in divisional equity in the accompanying Statement of Financial Position. The following information relates to the D&B plans HSI participates in as of December 31, 1993, the most recent valuation date. Such information is not available on a separate company or divisional basis.

     D&B has defined benefit pension plans covering substantially all associates in the United States. The benefits to be paid to associates under these plans are based on years of credited service and average final compensation. Pension costs are determined actuarially and funded to the extent allowable under the Internal Revenue Code. Supplemental plans in the United States are maintained to provide retirement benefits in excess of levels allowed by ERISA.

     The status of D&B's U.S. defined benefit pension plans at December 31, 1993 is as follows (millions of dollars):

                                                       FUNDED      UNFUNDED(1)
                                                       ------      -----------
                                                        1993          1993
                                                        ----          ----
Fair value of plan assets                            $  1,008.9     $    --
                                                     ----------     --------
Actuarial present value of benefit obligations:
  Vested benefits                                         708.0         69.1
  Non-vested benefits                                      29.4          7.2
                                                     ----------     --------
  Accumulated benefit obligations                         737.4         76.3
  Effect of projected future
    salary increases                                      128.1         37.4
                                                     ----------     --------

    Projected benefit obligations                         865.5        113.7
                                                     ----------     --------

Plan assets in excess of (less than)
  projected benefit obligations                           143.4       (113.7)
Unrecognized net (gain) loss                               56.2         38.4
Unrecognized prior service cost                            15.4         18.2
Unrecognized net transition (asset)
  obligation                                              (93.6)         2.9
Adjustment to recognize minimum
  liability                                              --            (22.1)
                                                     ----------     --------

Prepaid (accrued) pension cost                       $    121.4     $  (76.3)
                                                     ==========     ========


     (1) Represents supplemental plans for which grantor trusts (with assets of $60 million at December 31, 1993) have been established to pay plan benefits.

     The weighted average expected long-term rate of return on pension plan assets was 9.75% for 1993. At December 31, 1993, the projected benefit obligations were determined using a weighted average discount rate of 7.25% and a weighted average rate of increase in future compensation levels of 5.7%. Plan assets are invested in diversified portfolios that consist primarily of equity and debt securities.

     In addition to providing pension benefits, D&B provides various medical benefits for retired associates. Substantially all of D&B's associates in the United States become eligible for these benefits if they reach normal retirement age while working for D&B.

     Deferred Compensation Plans--HSI also participated in D&B's Profit Participation Plan and Investment Plan for which substantially all of its employees were eligible. D&B had also granted stock options to purchase shares of D&B common stock to certain key employees of HSI. In addition, certain key employees participated in incentive plans sponsored by D&B the cost of which to HSI for such plans (in thousands) amounted to $589 for the nine months ended September 30, 1994.

11.  OTHER TRANSACTIONS WITH AFFILIATES:

     D&B provides HSI with payroll processing and administration, general treasury services and various business insurance coverages through policies issued to D&B. Expenses allocated to HSI for these services, which are included in the Statement of Income, were (in thousands) $326 for the nine months ended September 30, 1994. Amounts due to D&B relating to the above activities are included in divisional equity in the Statement of Financial Position.

     HSI provides computer services to an affiliate totaling (in thousands) $1,312 for the nine months ended September 30, 1994. These amounts are included in revenues in the Statement of Income.

     HSI provides health plan claims administration for D&B, totaling (in thousands) $1,647 for the nine months ended September 30, 1994. HSI records as revenues services provided to D&B.

12.  FEDERAL INCOME TAXES:

     HSI joins in filing a consolidated federal income tax return with D&B and its affiliates. For financial reporting purposes, HSI computes a provision for income taxes on a separate-return basis.

     The reasons for the difference between HSI's effective income tax rate and the statutory rate for the nine months ended September 30, 1994 are as follows (thousands of dollars):

Federal income tax calculated at statutory rate
  (35% for 1994)                                     $1,136
State income tax, net of federal benefit                220
Goodwill                                                109
Other                                                    35
                                                     ------
Income tax provision                                 $1,500
                                                     ======

     The income tax provision for the nine months ended September 30, 1994 is summarized as follows (thousands of dollars):

Current:
  Federal                 $1,160
  State                      338
                          ------
                           1,498
                          ------
Deferred:
  Federal                      2
  State                        0
                          ------
                               2
                          ------
Income tax provision      $1,500
                          ======


     The primary sources of temporary differences that give rise to significant portions of the deferred tax asset and liability at September 30, 1994 are as follows (thousands of dollars):

Deferred tax assets:
  Property and equipment  $  144

Deferred tax liabilities:
  Other intangible assets    (59)
                          ------
Net deferred tax asset    $   85
                          ======

13.  COMMITMENTS AND CONTINGENCIES:

     HSI is involved in litigation arising during the normal course of its business. In the opinion of management, the resolution of these matters will not have a material effect on the financial position or results of operations of HSI.