Form 10-Q
period 1997-03-31
HEALTHPLAN SERVICES CORP
filed 1997-05-14
CIK 942319

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(MARK ONE)





[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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
Yes    X     No
    -------     -------

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Total number of shares of Common Stock outstanding as of May 2, 1997.

Common Stock..........................................................14,995,633

                       HEALTHPLAN SERVICES CORPORATION

                              TABLE OF CONTENTS


                                                                       Page No.
                                                                      ----------
PART I - FINANCIAL INFORMATION

Item 1.         Consolidated Balance Sheet
                March 31, 1997 and December 31, 1996....................  2

                Consolidated Statement of Income
                Three Months Ended March 31, 1997 and 1996..............  3

                Consolidated Statement of Changes in
                Common Stockholders' Equity March 31, 1997..............  4

                Consolidated Statement of Cash Flows
                Three Months Ended March 31, 1997 and 1996..............  5

                Notes to Consolidated Financial Statements..............  6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations........... 11

PART II - OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K........................ 17

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.

                       HEALTHPLAN SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                    MARCH 31,                DECEMBER 31,
                                                                                         1997                        1996
                                                                                -------------                ------------
                                                                                  (UNAUDITED)
                           ASSETS
Current assets:
 Cash and cash equivalents.......................................................... $  8,016                    $  3,725
 Restricted cash....................................................................   11,117                      10,062
 Accounts receivable, net of allowance for
  doubtful accounts of $119 and $99, respectively...................................   21,899                      17,899
 Refundable income taxes............................................................    5,817                       6,083
 Prepaid commissions................................................................      141                         223
 Prepaid expenses and other current assets..........................................    3,167                       4,022
 Deferred taxes.....................................................................    3,530                       4,481
                                                                                     --------                    --------
     Total current assets...........................................................   53,687                      46,495
 Property and equipment, net........................................................   23,919                      21,102
 Other assets, net..................................................................    2,229                       2,182
 Deferred taxes.....................................................................    7,582                       8,327
 Note receivable....................................................................        -                       6,389
 Investments........................................................................    6,989                       3,685
 Intangible assets, net.............................................................  155,905                     156,521
                                                                                     --------                    --------
     Total assets................................................................... $250,311                    $244,701
                                                                                     ========                    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................................................... $ 12,184                    $ 18,464
 Premiums payable to carriers.......................................................   53,580                      29,536
 Commissions payable................................................................    6,143                       4,691
 Deferred revenue...................................................................    2,239                       1,560
 Accrued liabilities................................................................   16,092                      14,905
 Accrued contract commitments.......................................................      462                       1,089
 Accrued restructure costs..........................................................      377                         462
 Current portion of long-term debt payable..........................................      276                       2,717
                                                                                     --------                    --------
     Total current liabilities......................................................   91,353                      73,424
Notes payable.......................................................................   43,668                      59,581
Other long-term liabilities.........................................................    2,923                       2,913
                                                                                     --------                    --------
     Total liabilities..............................................................  137,944                     135,918
                                                                                     --------                    --------
Common stockholders' equity:
 Common stock voting, $0.01 par value, 100,000,000 shares
   authorized, 14,995,633 and 14,974,126 issued and outstanding
   at March 31, 1997 and December 31, 1996, respectively............................      150                         150
 Additional paid-in capital.........................................................  106,515                     106,153
 Retained earnings..................................................................    5,279                       2,480
 Valuation allowance on investments.................................................      423                           -
                                                                                     --------                    --------
     Total stockholders' equity.....................................................  112,367                     108,783
                                                                                     --------                    --------
     Total liabilities and stockholders' equity..................................... $250,311                    $244,701
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

                       HEALTHPLAN SERVICES CORPORATION

                       CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------------
                                                              1997                      1996
                                                              ----                      ----
Operating revenues.....................................    $72,764                   $30,298
Interest income........................................        829                       710
                                                           -------                   -------
 Total revenues........................................     73,593                    31,008
                                                           -------                   -------
Expenses:
  Agent commissions....................................     17,793                     9,762
  Personnel expenses...................................     28,977                     8,393
  General and administrative...........................     15,223                     5,821
  Pre-operating and contract start-up costs............         94                       277
  Integration..........................................      1,398                         -
  Depreciation and amortization........................      3,870                     1,274
                                                           -------                   -------
    Total expenses.....................................     67,355                    25,527
                                                           -------                   -------
Income before interest expense and income taxes........      6,238                     5,481
Interest expense.......................................      1,200                        16
                                                           -------                   -------
Income before income taxes.............................      5,038                     5,465
Provision for income taxes.............................      2,239                     2,131
                                                           -------                   -------
    Net income.........................................    $ 2,799                   $ 3,334
                                                           =======                   =======

Weighted average net income per share                      $  0.19                   $  0.25
                                                           =======                   =======

Weighted average shares outstanding                         15,058                    13,456
                                                           =======                   =======




 The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHPLAN SERVICES CORPORATION

       CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)




                                                    Voting        Additional
                                                    Common         Paid-in           Retained          Valuation
                                                    Stock          Capital           Earnings          Allowance             Total
                                                    ------        ----------         --------          ---------             -----
Balance at December 31, 1996...................... $150           $106,153              $2,480              $  -          $108,783
Vesting of management stock (unaudited)               -                 59                   -                 -                59
Issuance of 17,000 shares in connection
 with stock option plans (unaudited)..............    -                238                   -                 -               238
Issuance of 4,506 shares in connection with
 with the employee stock purchase
 plan (unaudited).................................    -                 65                   -                 -                65
Valuation allowance from investments .............    -                  -                   -               423               423
Net income (unaudited)............................    -                  -               2,799                 -             2,799
                                                   ----           --------              ------              ----          --------
Balance at March 31, 1997 (unaudited)............. $150           $106,515              $5,279              $423          $112,367
                                                   ====           ========              ======              ====          ========



 The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHPLAN SERVICES CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                                              FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                               1997                   1996
                                                                           --------             ----------
Cash flows from operating activities:
 Net income ........................................................... $     2,799                $ 3,334
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation ........................................................        2,101                    713
 Amortization of intangible assets ...................................        1,667                    507
 Amortization of other assets ........................................          102                     54
 Issuance of common stock to management ..............................           59                     79
 Deferred taxes ......................................................        1,697                    651
Changes in assets and liabilities net of effect from acquisitions:
 Restricted cash .....................................................       (1,055)                (7,810)
 Accounts receivable  ................................................       (4,000)                (1,316)
 Refundable income taxes  ............................................          267                  1,041
 Prepaid commissions  ................................................           82                    229
 Prepaid expenses and other current assets ...........................          855                   (323)
 Other assets ........................................................         (198)                   270
 Accounts payable ....................................................       (6,280)                (1,420)
 Premiums payable to carriers ........................................       24,044                 10,521
 Commissions payable .................................................        1,452                    176
 Deferred revenue ....................................................          679                    172
 Accrued liabilities .................................................          186                 (1,330)
 Accrued contract commitments ........................................         (628)                  (464)
 Accrued restructure .................................................          (85)                     -
 Income taxes payable ................................................            -                    461
                                                                           --------             ----------
    Net cash provided by operating activities ........................       23,744                  5,545
                                                                           --------             ----------
Cash flows from investing activities:
 Purchases of property and equipment .................................       (3,318)                (1,039)
 Sales of short-term investments, net ................................            -                  6,425
 Payment for purchase of TMG block of business .......................       (1,600)                     -
 Increase in investments, net ........................................       (2,881)                (2,055)
 Decrease (increase) in note receivable ..............................        6,388                 (6,900)
                                                                           --------             ----------
    Net cash used in investing activities ............................       (1,411)                (3,569)
                                                                           --------             ----------
Cash flows from financing activities:
 Net payments under line of credit ...................................      (15,000)                     -
 Payments on other debt ..............................................       (3,345)                     -
 Proceeds from exercise of stock options .............................          238                      -
 Proceeds from Common Stock issued ...................................           65                     20
                                                                           --------             ----------
    Net cash (used in) provided by financing activities ..............      (18,042)                    20
                                                                           --------             ----------
Net increase in cash and cash equivalents ............................        4,291                  1,996
Cash and cash equivalents at beginning of period .....................        3,725                  4,738
                                                                           --------             ----------
Cash and cash equivalents at end of period ...........................  $     8,016          $       6,734
                                                                           ========             ==========
Supplemental disclosure of cash flow information:
 Cash paid for interest ..............................................  $     1,686          $           -
                                                                           ========             ==========
 Cash paid for income taxes ..........................................  $       373          $          64
                                                                           ========             ==========
Supplemental disclosure of noncash activities:
 Issuance of Common Stock to management ..............................  $        59          $          79
                                                                           ========             ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997


1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

     HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, the "Company") provides marketing, administration, and risk management services and solutions for health and other benefit programs. The Company provides these services for over 125,000 small businesses and large, self-funded organizations, covering approximately 2.6 million members in the United States. The Company's customers include managed care organizations, insurance companies, integrated health care delivery systems, self-funded benefit plans, and health care purchasing alliances.

     On May 19, 1995, the Company completed an initial public offering of 4,025,000 shares of its Common Stock, shares of which are presently traded on the New York Stock Exchange. Concurrent with the initial public offering, the Company also exchanged Redeemable Preferred Stock of 1,398,000 shares of Common Stock.


2.  SIGNIFICANT ACCOUNTING POLICIES


 BASIS OF PRESENTATION

     The interim financial data is unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

     In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.


 CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (i) HealthPlan Services, Inc., together with its wholly owned subsidiaries ("HPSI"), (ii) Harrington Services Corporation, together with its direct and indirect wholly owned subsidiaries ("Harrington"),
(iii) Consolidated Group, Inc., together with its affiliate ("Consolidated Group"), and (iv) Healthcare Informatics Corporation. All intercompany transactions and balances have been eliminated in consolidation.


 EARNINGS PER SHARE

     Earnings per share have been computed based on the historical weighted average number of shares of Common Stock outstanding during the period. Stock options have been included as outstanding for the entire period using the treasury stock method.

     During the first quarter of 1997, Statement on Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," was issued. SFAS 128 will be effective for the year ending December 31, 1997 and will require a restatement of previously reported earnings per share. Under SFAS 128, "basic" earnings per share will replace the reporting of "primary" earnings per share. Basic earnings per share is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" earnings per share will be replaced by "diluted" earnings per share under SFAS 128. The calculation of diluted earnings per share is similar to that of fully diluted earnings per share under existing accounting pronouncements.

     Primary and diluted earnings per share are not expected to be significantly different from basic earnings per share for the three months ended March 31, 1997.


 INTANGIBLE ASSETS

     The excess of cost over the fair value of net assets acquired is recorded as intangible assets, primarily goodwill. Goodwill (net $154.9 million at March 31, 1997) is amortized over 25 years. Other intangible assets, such as contract rights (net $1.0 million at March 31, 1997), are amortized over 7 years.


 INVESTMENTS

     As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". The effect of SFAS 115 is dependent upon classification of the investment. As the Company's investments are classified as available for sale, they are measured at fair market value. Any change in the value of investments is recorded as a valuation allowance in the equity section of the balance sheet.


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


 INTEGRATION EXPENSE

     Certain costs amounting to $1.3 million incurred by the Company in the first quarter of 1997 in relation to the post-acquisition integration of information systems at Consolidated Group and Harrington are recorded as integration expense. Other non-information systems costs amounting to $110,000 for items such as travel and consolidation of treasury functions have also been recorded as integration expense.


 STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and employee stock purchase plan. Accordingly, no compensation cost has been recognized related to these plans. Had compensation cost for the Company's stock option and employee stock purchase plans been determined based on the fair value at the grant dates, as prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been as follows:

                            THREE MONTHS ENDED MARCH 31,
                                 1997        1996
                              ----------  ----------
Net income attributable to
common stock (in thousands):
  As reported                 $    2,799  $    3,334
  Pro forma                        2,538       3,233
                              ==========  ==========
Net income per share:
  As reported                 $     0.19  $     0.25
  Pro forma                         0.17        0.24

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable year: dividend yield of 0.0% for both periods; expected volatility of 30% for each of the three months ended March 31, 1997 and 1996; risk-free interest rates of 6.30% to 6.69% for options granted during the three months ended March 31, 1997 and 5.51% to 7.05% for options granted during the three months ended March 31, 1996; and a weighted average expected option term of four years for both years.


3.  NOTE PAYABLE AND CREDIT FACILITY

     The Company expanded its credit facility (the "Line of Credit") from $20 million to the lesser of (i) three times earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement) or (ii) $175 million during 1996. The maximum amount available through the Line of Credit as of March 31, 1997 was approximately $109 million. The facility operates on a revolving basis until May 18, 1998, on which date the outstanding balance shall be paid over a three year period with the first principal payment due November 30, 1998 and the final payment due April 30, 2001. The Company's borrowing under the Line of Credit includes interest ranging from LIBOR plus 125 to 175 basis points to New York prime plus 25 to 75 basis points. The Line of Credit carries a commitment fee of 0.25% of the unused portion and is secured by the stock of the Company's subsidiaries. The agreement contains provisions which include (among other covenants) maintenance of certain minimum financial ratios, limitations on capital expenditures, limitations on acquisition activity, and limitations on the payment of dividends. The Company incurred approximately $900,000 of interest expense and approximately $80,000 of commitment fee on the Line of Credit for three months ended March 31, 1997.

     Subsequent to obtaining the Line of Credit, the Company entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in October 1999 and September 2001, effectively convert $40.0 million of variable debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.42% plus a margin ranging from 125 to 175 basis points. For the three months ended March 31, 1997, the Company recorded approximately $90,000 of interest expense related to the swap agreements. The Company considers the fixed rate and variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

     The Company incurred additional interest expense of $140,000 in the first quarter of 1997 relating to notes assumed in the acquisition of the Company from the Dun and Bradstreet Corporation and notes assumed by the Company in the acquisitions of Consolidated Group and Harrington.


4.  ACQUISITIONS

   THE MUTUAL GROUP INC.'S EMPLOYEE BENEFITS BUSINESS

     Effective January 1, 1997, HPSI assumed the administrative responsibilities for the group operations of The Mutual Group (U.S.) Inc.'s Employee Benefits division ("TMG block of business"). As part of the administration and business transfer agreement (the "Agreement"), the Company agreed to lease a field office located in Brookfield, Wisconsin and pay $1.6 million for certain tangible and intangible assets. In addition, the Company agreed to employ approximately 220 former TMG employees. The Company has recorded a liability for certain obligations assumed in the Agreement and recorded $1.0 million for the closure of the Brookfield office, an event which the Company announced during the second quarter to be executed during the third quarter. TMG provides marketing and administrative services for medical, dental, and group life benefits to small businesses with approximately 125,000 members and over $100 million in annual premiums. Connecticut General Life Insurance Company has assumed financial responsibility for the business as the reinsurer of new and existing policies. Consistent with the Company's historical policy of accounting for the assumption of blocks of business (as opposed to the acquisition of companies), the intangible asset, called contract rights, is being amortized over 7 years.


 CONSOLIDATED GROUP

     On July 1, 1996, the Company acquired all the issued and outstanding stock of Consolidated Group for approximately $61.9 million in cash. Consolidated Group, headquartered in Framingham, Massachusetts, specializes in providing medical benefits administration and other related services for health care plans. Consolidated Group provides these services to over 23,000 small businesses in a variety of industries covering approximately 250,000 members in 50 states. Consolidated Group employs approximately 420 people.


 HARRINGTON SERVICES CORPORATION

     On July 1, 1996, the Company also acquired all the issued and outstanding stock of Harrington for approximately $32.5 million cash and 1,400,110 shares of the Company's Common Stock valued at $30.1 million. Harrington, headquartered in Columbus, Ohio, provides administrative services to self-funded benefit plans. Harrington provides these services to over 3,000 large, self-funded plans for employers in a variety of industries covering approximately 960,000 members in 47 states. Harrington employs approximately 1,500 employees, with principal offices in Columbus, Ohio; Chicago, Illinois; and El Monte, California.


 UNAUDITED PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

 The following unaudited pro forma consolidated results of operations of the Company give effect to all of the above acquisitions of Consolidated Group and Harrington, accounted for as purchases, as if they occurred on January 1, 1996 (in thousands):


                                          THREE MONTHS ENDED
                                             MARCH 31, 1996
        Revenues                                 68,827
        Net income                                2,779
        Net income per common share                0.21

 The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions of Consolidated Group and Harrington been made as of January 1, 1996 or of the results which may occur in the future.


5.  INVESTMENTS AND NOTES RECEIVABLE

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

     On March 13, 1996, Medirisk borrowed $6.9 million from the Company bearing interest of 10% payable quarterly. In accordance with the agreement, warrants to purchase 298,150 shares of Medirisk's common stock were issued to the Company. The Company discounted the note receivable by the relative fair value of the warrants, which was determined to be $573,000.

     On January 28, 1997, Medirisk completed an initial public offering and satisfied the $6.9 million debt balance in accordance with the agreement. The remaining value of the warrants, approximately $500,000, was accreted to income in the first quarter of 1997. Upon completion of the public offering, Medirisk's preferred stock was converted to common stock. The Company has agreed not to sell its shares of Medirisk in the public market for 180 days after the effective date of the initial public offering without the prior consent of the offering's underwriters. After the 180 day period has lapsed, the shares will be eligible for sale in the public market, subject to the conditions and restrictions of Rule 144 under the Securities Act of 1933. Assuming full conversion of the warrants issued to the Company, its ownership amounts to 480,442 shares of common stock after the public offering, which represents an approximate 11% ownership interest. On March 31, 1997, Medirisk's shares closed at $7.75 per share of common stock. The Company has recorded its investment in Medirisk at eighty percent of the market value at March 31, 1997 to reflect the estimated value of the restricted investment. The investment has been adjusted to this value with the unrealized holding gain reported in the equity section of the balance sheet in accordance with SFAS 115.

     On March 5, 1997, the Company and Health Risk Management, Inc. ("HRM") mutually agreed to terminate a merger agreement previously entered into on September 12, 1996. In connection with the termination, the Company purchased 200,000 shares of HRM common stock, representing approximately 4.5% of HRM shares outstanding, at a price of $12.50 per share. On March 31, 1997, HRM's shares closed at $10.38 per share of common stock. These shares were not registered and are subject to restrictions on transfer. HRM provides comprehensive, integrated health care management, information, and health benefit administration services to employers, insurance companies, unions, health maintenance organizations ("HMO"), preferred provider organizations ("PPO"), hospitals, and governmental units in the United States and Canada.

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

 INTRODUCTION

     The following is a discussion of material changes in the consolidated results of operations of the Company for the three months ended March 31, 1997 and 1996.

     The Company provides marketing, administration, and risk management services and solutions for health and other benefit programs. The Company's customers include managed care organizations, insurance companies, integrated health care delivery systems, self-funded benefit plans, and health care purchasing alliances.

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

 Compensation

     In the small group business, the Company is usually compensated by way of a percentage of premium collected (sometimes referred to as "premium retention percentage"), and in some instances the Company charges the covered group a fixed monthly fee. Premium collected is a function of the premium charged by the payor on each life in the group. Thus, profitability can be a function of many factors, including the number of groups in force, the number of lives in force, the number of lives per group, the related premium retention percentage, and the overall volume of premium collected on a monthly basis. The Company's ability to increase lives or groups in force is influenced by new business generated and cases retained. The success of both is heavily influenced by the competitive nature of the pricing offered by the payor and its desire to maintain a presence in its geographic regions and the small group market in general. The Company believes that a higher percentage of future small group revenue will be derived from HMO versus traditional indemnity business, and premium retention percentages are typically lower from HMO business. In addition, it is possible that competitive pressures or regulatory reform could lower future premium retention percentages on the Company's indemnity products. The Company's premium retention percentage declined from almost 20% in January 1996 to approximately 17.5% in March 1997. Thus, the Company will have to increase sales volume in the future to maintain the same operating margins.

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

     In February 1997, the Kentucky alliance announced that at the expiration of the current term of the Company's contract on June 30, 1997, the alliance would break out various services currently being performed under the contract and seek separate bids for those services. The Company chose not to submit a formal bid to provide such services and will be closing its Lexington, Kentucky office at the end of the contract term. The Company expects to incur approximately $200,000 in costs associated with this closure.

     The Company announced in April 1997 that it had negotiated new contracts with each of the districts representing the Florida alliance customers. The new contracts will result in a rate increase to the Company of approximately 67%. The new contracts cover a three year period through June 30, 2000 and may be canceled with 180 days notice.

     There can be no assurance that the Company will be able to recoup its investment in developing its alliance relationships or that these operations will ultimately be profitable. Unless the Company can demonstrate that these operations can be profitable over a sustained period of time, it may elect to exit the alliance business.

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

     To understand how the Company books acquisitions of administrators in purchase transactions, an understanding of the unique nature of the Company's business is essential. Because administrators can operate with a minimal amount of capital, acquired companies typically have modest tangible asset bases. As evidenced by the Company's recent experiences at Harrington and Consolidated Group, other than the underlying business, there are no intangible long-lived assets such as work force, customer base, or supplier relationships to which the Company could assign significant value, as these are relationships that routinely turn over and are replaced in the ordinary course of business. Often, no single customer of an acquired business constitutes a significant part of the business, and customers typically have annual contracts which may or may not be renewed. Renewal rates can vary significantly on an annual basis. Accordingly, values cannot be assigned to individual customers or contracts. Thus, goodwill, which is the excess of purchase price over the fair value of net assets acquired, is often a significant portion of the purchase price.

     There can be no assurance that the Company will successfully and profitably integrate the businesses of Harrington, Consolidated Group, and the TMG block of business into its existing operations. In addition, certain costs will be incurred to successfully integrate these acquired companies. Although Harrington and Consolidated Group are significantly larger companies with a broader customer base over which to spread risk, more infrastructure, and longer histories of servicing customers, and management remains optimistic about the future, there can be no assurance that adverse renewals will not occur in the future. The Company will continue to evaluate on a regular basis whether events and circumstances have occurred that indicate that the carrying amount of intangible assets may not be recoverable. Although the net unamortized balance of intangible assets is not considered to be impaired, any such future determination requiring the write-off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's financial results.

     Subsequent to the acquisitions of Harrington and Consolidated Group and the addition of the TMG block of business, the Company now serves approximately 125,000 businesses, plan holders, and governmental agencies in 50 states, Washington, D.C., and Puerto Rico, covering approximately 2.6 million members.

 RELIANCE ON PAYORS

     Typically, the Company's insurance and managed care payors sign contracts with the Company that are cancelable by either party without penalty upon advance written notice of between 90 days and one year and are also cancelable upon a significant change of ownership of the Company. The New England, Celtic Life Insurance Company, and Ameritas Life Insurance Corporation businesses accounted for approximately 27.0%, 21.5%, and 8.6%, respectively, of the Company's consolidated revenue in the first quarter of 1996 and approximately 9.2%, 6.3%, and 3.2%, respectively, of the Company's consolidated revenue in the first quarter of 1997. Although this decline is due primarily to the Company's expansion through acquisition, which has diluted its concentration of revenues from these sources, it should be noted that the Company continues to experience higher lapses than originations in the business written with these payors, and it is not certain when, if ever, this trend will be reversed. In the third quarter of 1996, Metropolitan Life Insurance Company completed a merger with The New England. The Company is unable to predict what effect, if any, such merger will ultimately have on the Company's relationship with The New England.

     Historically, the majority of Consolidated Group's business was written with The Travelers Insurance Company, which recently combined with the health insurance business of Metropolitan Life Insurance Company to form MetraHealth. Subsequently, MetraHealth was acquired by United HealthCare, one of the nation's leading HMO companies. During the first quarter of 1997, this business represented approximately 14.4% of the Company's consolidated revenue. The Company is dependent on United HealthCare's commitment to the small group market and on the Company's ultimate success in converting the MetraHealth business to United HealthCare's new products. The Company expects a determination within the second quarter of 1997 of whether it will be able to transition the business through United HealthCare or whether it will be necessary to seek to transition the business through another carrier. Should the Company have to move this business to another payor, it could experience higher than normal lapse rates and lower than normal margins. To date, the Company has not been successful in converting the indemnity/PPO lives to HMO lives.

     Revenues from the Company's assumption of the TMG block of business accounted for 13.7% of consolidated revenues in the first quarter of 1997.

     The abandonment of the small group market by either The New England, Celtic Life Insurance Company, or Ameritas Life Insurance Corporation, indemnity payors' ability to manage medical losses, the degree to which the Company is successful in the MetraHealth conversion, as well as the Company's ability to maintain the TMG block of business could have a material adverse effect on the Company. With respect to the business serviced by the Company, a decision by any one of these payors to administer and distribute a significant portion of its products directly to small businesses also could have a material adverse effect on the Company.

A. RESULTS OF OPERATIONS

   The following is a discussion of material changes in the consolidated results of operations of the Company for the three months ended March 31, 1997 compared to the same period in 1996. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:


                                                             Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                                1997       1996
                                                            --------   --------
Operating revenues ........................................     98.9%      97.7%
Interest income ...........................................      1.1%       2.3%
Total revenues  ...........................................    100.0%     100.0%
Expenses:
 Agent commissions ........................................     24.2%      31.4%
 Personnel expenses .......................................     39.4%      27.1%
 General and administrative ...............................     20.7%      18.7%
 Pre-operating and contract
   start-up costs .........................................      0.1%       0.9%
 Integration ..............................................      1.9%       0.0%
 Depreciation and amortization ............................      5.3%       4.1%
   Total expenses .........................................     91.6%      82.2%
Net income before interest expense and
   income taxes ...........................................      8.4%      17.8%
Interest expense ..........................................      1.6%       0.1%
Net income before income taxes ............................      6.8%      17.7%
Provision for income taxes ................................      3.0%       6.9%
Net income ................................................      3.8%      10.8%

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Revenues for the three months ended March 31, 1997 increased $42.6 million, or 137.4%, to $73.6 million from $31.0 million for the same period in 1996. This increase resulted primarily from revenues of $14.6 million, $22.1 million, and $9.9 million from the Company's acquisitions of Consolidated Group (effective 7/1/96), Harrington (effective 7/1/96) and the TMG block of business (effective 1/1/97), respectively. Revenues from HPSI's small and large group customers decreased $3.7 million and $1.3 million, respectively, while revenues from alliance customers increased $0.6 million as compared to the same period in 1996. The decline in HPSI's small group business is a result of lower premium retention rates and net lapses experienced in HPSI's core blocks of indemnity business. The reduction in large group revenue is primarily a result of lower revenues produced by Third Party Claims Management, Inc. and Diversified Group Brokerage, which were acquired by the Company in 1995.

     Agent commissions expenses for the three months ended March 31, 1997 increased $8.0 million, or 81.6%, to $17.8 million from $9.8 million for the same period in 1996. The Company realized an increase in commissions of $10.0 million related to the acquisitions of Consolidated Group, Harrington, and the TMG block of business. Commissions from HPSI decreased $2.0 million due primarily to the decrease in its small group revenues. Commissions as a percentage of operating revenues were 24.5% for the three months ended March 31, 1997 compared to 32.2% for the same period in 1996 as large group revenues represented a greater percentage of the Company's revenues. Large group commissions (4.6% of large group revenues) represent a lower percent of revenues than small group commissions (40.7% of small group revenues).

     Personnel costs for the three months ended March 31, 1997 increased $20.6 million, or 245.2%, to $29.0 million from $8.4 million for the same period in 1996. Of this increase, $19.2 million is attributable to the Company's acquisitions of Consolidated Group, Harrington, and the TMG block of business. Additional costs of $1.4 million resulted from costs associated with the increased alliance business and increased staffing at the corporate level to handle accounting, treasury, payroll and other related functions.

     General and administrative expenses for the three months ended March 31, 1997 increased $9.4 million, or 162.1%, to $15.2 million from $5.8 million for the same period in 1996. Of this increase, $8.8 million is attributable to costs associated with Consolidated Group, Harrington, and the TMG block of business. Additional costs of $0.4 million were incurred relating to the consolidation of the Company's combined insurance program for property, casualty, and other related coverages, and personal property and franchise taxes related to the consolidation of insurance and tax functions, and professional services related to HPSI's new business activities in the alliance business unit.

     Depreciation and amortization expenses for the three months ended March 31, 1997 increased $2.6 million, or 200% to $3.9 million from $1.3 million in 1996. Of this increase, $2.3 million relates to depreciation and amortization on the Company's acquisitions of Consolidated Group and Harrington ($1.2 million of which is the amortization of intangible assets on the acquisitions being calculated on a straight-line basis over 25 years), and $50,000 relates to amortization recorded on the intangible asset resulting from the assumption of the TMG block of business, which is being amortized over 7 years. An additional increase of $0.2 million at HPSI is primarily attributable to the amortization of internally developed software for the Company's alliance administration.

     Interest expense for the three months ended March 31, 1997 increased to $1.2 million from $16,000 for the same period in 1996. Of this increase, $1.1 million relates to interest expense and related finance charges incurred on the Company's Line of Credit.

B.   LIQUIDITY AND CAPITAL RESOURCES

     On May 19, 1995, the Company completed an initial public offering which generated net proceeds of approximately $51.0 million. On August 31, 1995, HPS used approximately $7.5 million of the offering proceeds to acquire all of the outstanding capital stock of TPCM. On October 12, 1995, HPS used approximately $5.1 million of the proceeds to acquire substantially all of the assets of the third party administration business of DGB and the Company placed an additional $5 million of the proceeds in an escrow account to guarantee the availability of funds for semi-monthly payments due with respect to the DGB acquisition. On January 13, 1996, using offering proceeds, the Company acquired $2.0 million of preferred stock of Medirisk, representing a 9% ownership interest in Medirisk, and on March 15, 1996, Medirisk exercised its option to issue $6.9 million of debt with detachable warrants to the Company. To date the Company has not elected to convert the detachable warrants into common stock of Medirisk. On January 29, 1997, Medirisk completed an initial public offering of 2.3 million shares of its common stock at a purchase price of $11.00 per share, and Medirisk subsequently fully satisfied its debt obligation to the Company (see "Notes to Consolidated Financial Statements - Investments and Note Receivable").

     On July 1, 1996, the Company utilized substantially all of the remaining funds originating from the public offering and borrowed against its Line of Credit under its May 17, 1996 credit facility with First Union National Bank of North Carolina ("First Union") and other lenders to fund the acquisitions of Harrington and Consolidated Group.

     On September 13, 1996, the Company increased its Line of Credit from $85 million to $175 million. First Union serves as "agency bank" with respect to this facility. Like the Company's previous credit facility with First Union, the new facility contains provisions which require the Company to maintain certain minimum financial ratios, impose limitations on acquisition activity and capital spending, and which prohibit the Company from declaring or paying any dividend upon any of its capital stock without the consent of First Union. During the third quarter of 1996, the Company amended the terms of its credit facility to allow it to spread the effects of the 1996 restructuring and integration costs recorded over three years for purposes of calculating funds availability on its Line of Credit. Similar treatment is in place for calculating compliance with financial covenants. The outstanding draw against the Line of Credit was $40.0 million at March 31, 1997.

     Operating income generated and premium collected by the Company from the new TMG block of business and existing business increased the Company's cash flows in the first quarter of 1997 and allowed the Company to reduce its notes payable by approximately $16.0 million. The TMG business should continue to provide cash flows throughout 1997. The Company believes that additional revenue will be provided by new products and sales generated by other initiatives of the Company and the expansion of its current customer base, which will offset the impact on its future operations and cash flows. This statement is forward-looking in nature, however, and actual results may differ if the Company's initiatives are unsuccessful.

     The Company spent approximately $5.0 million for capital expenditures in the first quarter of 1997. Of this amount, $1.6 million was related to assets purchased in the TMG block of business. The remainder was primarily internally developed software for the Company's large group and alliance business units.

     The Company incurred a cash outlay of approximately $1.4 million in the first quarter of 1997 for non-recurring integration costs related primarily to systems integration and expects to incur an additional cash outlay of approximately $0.5 million throughout the remainder of 1997.

     The Company expects to spend approximately $1.0 million throughout the remainder of 1997 to close the Brookfield, Wisconsin office of TMG and move the administration of the business to its Tampa, Florida and Merrimack, New Hampshire offices. In addition, the Company expects to incur approximately $200,000 to close the Kentucky alliance office.

     Based on current expectations, the Company believes that all consolidated operating and financing activities for the foreseeable future will be met from internally generated cash flow from operations, available cash, or its existing Line of Credit.


C.   SEASONALITY AND INFLATION

     The Company has not experienced any pattern of seasonality with respect to its sales.

     The Company does not believe that inflation had a material effect on its results of operations for the three months ended March 31, 1997 or March 31, 1996. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.


                        Exhibit
                        Number   Description of Exhibit
                        -------  -----------------------
                        27.1     Financial Data Schedule (for SEC use only)


     (b) Report on Form 8-K

     On March 11, 1997, the Company filed a Current Report on Form 8-K with respect to the mutual termination of a previously announced merger agreement with Health Risk Management, Inc.

                        HEALTHPLAN SERVICES CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                HEALTHPLAN SERVICES CORPORATION





         Date:  May 14, 1997    /s/ James K. Murray, Jr.
                                -------------------------------------
                                President and Chief Executive Officer




         Date:  May 14, 1997    /s/James K. Murray III
                                -------------------------------------
                                Executive Vice President and Chief Financial
                                Officer