Form 10-Q
period 1997-06-30
HEALTHPLAN SERVICES CORP
filed 1997-08-13
CIK 942319

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

                                     OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -------------  ------------

                         COMMISSION FILE NO. 1-13772

                       HEALTHPLAN SERVICES CORPORATION
           (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                       13-3787901
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

             3501 FRONTAGE ROAD, TAMPA, FLORIDA              33607
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

Total number of shares of Common Stock outstanding as of August 4, 1997.

Common Stock                                                         15,011,403
            ........................................................

                       HEALTHPLAN SERVICES CORPORATION

                              TABLE OF CONTENTS

                                                                                            Page No.
                                                                                            --------
PART I - FINANCIAL INFORMATION

Item 1.          Consolidated Balance Sheet
                 June 30, 1997 and December 31, 1996.......................................... 2

                 Consolidated Statement of Income
                 Three and Six Months Ended June 30, 1997 and 1996............................ 3

                 Consolidated Statement of Changes in
                 Stockholders' Equity June 30, 1997........................................... 4

                 Consolidated Statement of Cash Flows
                 Six Months Ended June 30, 1997 and 1996...................................... 5


                 Notes to Consolidated Financial Statements................................... 6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations................................11

PART II - OTHER INFORMATION                                                                   18

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                       HEALTHPLAN SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                   JUNE 30,  DECEMBER 31,
                                                                     1997        1996
                                                                  ----------  ---------
                                                                  (UNAUDITED)

                                  ASSETS

Current assets:
  Cash and cash equivalents ....................................   $  9,246   $  3,725
  Restricted cash ..............................................     11,313     10,062
  Accounts receivable, net of allowance for
   doubtful accounts of $184 and $99, respectively .............     25,756     17,899
  Refundable income taxes ......................................         91      6,083
  Prepaid expenses and other current assets ....................      4,562      4,245
  Deferred taxes ...............................................      2,571      4,481
                                                                   --------   --------
          Total current assets .................................     53,539     46,495
Property and equipment, net ....................................     22,925     21,102
Other assets, net ..............................................      2,320      2,182
Deferred taxes .................................................      6,711      8,327
Note receivable ................................................         --      6,389
Investments ....................................................      6,169      3,685
Intangible assets, net .........................................    154,212    156,521
                                                                   --------   --------
          Total assets .........................................   $245,876   $244,701
                                                                   ========   ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................   $  8,803   $ 18,464
   Premiums payable to carriers ................................     49,243     29,536
   Commissions payable .........................................      5,814      4,691
   Deferred revenue ............................................      2,289      1,560
   Accrued liabilities .........................................     19,624     16,456
   Current portion of long-term debt ...........................        330      2,717
                                                                   --------   --------
          Total current liabilities ............................     86,103     73,424
Notes payable ..................................................     43,569     59,581
Other long-term liabilities ....................................      2,926      2,913
                                                                   --------   --------
          Total liabilities ....................................    132,598    135,918
                                                                   --------   --------

Stockholders' equity:
   Common stock voting, $0.01 par value, 100,000,000 shares
    authorized, 14,999,403 and 14,974,126 issued and outstanding
    at June 30, 1997 and December 31, 1996, respectively .......        150        150
   Additional paid-in capital ..................................    106,634    106,153
   Retained earnings ...........................................      5,826      2,480
   Unrealized appreciation .....................................        668         --
                                                                   --------   --------
          Total stockholders' equity ...........................    113,278    108,783
                                                                   --------   --------
          Total liabilities and stockholders' equity ...........   $245,876   $244,701
                                                                   ========   ========


 The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHPLAN SERVICES CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                        FOR THE THREE MONTHS  FOR THE SIX MONTHS ENDED
                                           ENDED JUNE 30,             JUNE 30,
                                        -------------------    -----------------------
                                          1997       1996         1997       1996
                                          ----       ----         ----       ----
Operating revenues ..................   $ 71,780   $ 31,167     $144,543   $ 61,465
Interest income .....................        283        696        1,112      1,405
                                        --------   --------     --------   --------
       Total revenues ...............     72,063     31,863      145,655     62,870
                                        --------   --------     --------   --------
Expenses:
  Agent commissions .................     16,692     10,191       34,485     19,952
  Personnel expenses ................     29,144      8,458       58,121     16,850
  General and administrative ........     14,017      5,854       29,239     11,676
  Pre-operating and contract start-up
   costs.............................         69        309          163        586
  Restructuring .....................      1,374         --        1,374         --
  Integration .......................        780         --        2,178         --
  Depreciation and amortization .....      4,342      1,394        8,212      2,668
                                        --------   --------     --------   --------
       Total expenses ...............     66,418     26,206      133,772     51,732
                                        --------   --------     --------   --------
Income before interest expense
   and income taxes .................      5,645      5,657       11,883     11,138
Interest expense ....................        996         17        2,196         33
                                        --------   --------     --------   --------
Income before income taxes ..........      4,649      5,640        9,687     11,105
Provision for income taxes ..........      2,241      2,200        4,480      4,331
                                        --------   --------     --------   --------

       Net Income ...................   $  2,408   $  3,440     $  5,207   $  6,774
                                        ========   ========     ========   ========

Historical weighted average
   net income per share .............   $   0.16   $   0.26     $   0.35   $   0.50
                                        ========   ========     ========   ========

Historical weighted average
   shares outstanding ...............     15,026     13,456       15,047     13,455
                                        ========   ========     ========   ========


      The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHPLAN SERVICES CORPORATION

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)



                                            Voting   Additional
                                            Common     Paid-in     Retained   Unrealized
                                            Stock      Capital     Earnings   Appreciation    Total
                                          ---------   ---------   ---------   -----------  ---------

Balance at December 31, 1996 ..........   $     150   $ 106,153   $   2,480    $      --   $ 108,783
Vesting of management stock (unaudited)          --         118          --           --         118
Issuance of 17,000 shares in connection
 with stock option plans (unaudited) ..          --         238          --           --         238
Issuance of 8,277 shares in connection
 with the employee stock purchase
 plan (unaudited) .....................          --         125          --           --         125
Unrealized appreciation on
 investments (unaudited) ..............          --          --          --          668         668
Declaration of cash
 dividend (unaudited) .................          --          --      (1,861)          --      (1,861)
Net income (unaudited) ................          --          --       5,207           --       5,207
                                          ---------   ---------   ---------    ---------   ---------
Balance at June 30, 1997 (unaudited) ..   $     150   $ 106,634   $   5,826    $     668   $ 113,278
                                          =========   =========   =========    =========   =========


 The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHPLAN SERVICES CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                                    FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    ------------------------
                                                                       1997           1996
                                                                     --------       --------

Cash flows from operating activities:
 Net income ......................................................   $  5,207       $  6,774
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation ....................................................      4,400          1,555
 Amortization of intangible assets ...............................      3,310          1,014
 Amortization of other assets ....................................         85             99
 Disposal of computer software ...................................        417             --
 Issuance of Common Stock to management ..........................        118            158
 Deferred taxes ..................................................      3,526          1,114
Changes in assets and liabilities net of effect from acquisitions:
 Restricted cash .................................................     (1,251)        (8,333)
 Accounts receivable .............................................     (7,857)        (1,778)
 Refundable income taxes .........................................      5,993          1,041
 Prepaid expenses and other current assets .......................       (317)          (821)
 Other assets ....................................................       (220)            24
 Accounts payable ................................................    (11,523)        (2,229)
 Premiums payable to carriers ....................................     19,707          8,542
 Commissions payable .............................................      1,123            208
 Deferred revenue ................................................        729           (231)
 Accrued liabilities .............................................      2,167         (2,599)
 Income taxes payable ............................................         --            314
                                                                     --------       --------
    Net cash provided by operating activities ....................     25,614          4,852
                                                                     --------       --------
Cash flows from investing activities:
 Purchases of property and equipment .............................     (5,041)        (2,153)
 Sales of short-term investments, net ............................         --          6,641
 Payment for purchase of TMG block of business ...................     (1,600)            --
 Purchase of investments, net ....................................     (1,816)        (2,056)
 Decrease (increase) in note receivable ..........................      6,388         (6,900)
                                                                     --------       --------
    Net cash used in investing activities ........................     (2,069)        (4,468)
                                                                     --------       --------
Cash flows from financing activities:
 Net payments under line of credit ...............................    (15,000)           (25)
 Payments on other debt ..........................................     (3,387)            --
 Proceeds from exercise of stock options .........................        238             --
 Proceeds from Common Stock issued ...............................        125             76
                                                                     --------       --------
    Net cash (used in) provided by financing activities ..........    (18,024)            51
                                                                     --------       --------
Net increase in cash and cash equivalents ........................      5,521            435
Cash and cash equivalents at beginning of period .................      3,725          4,738
                                                                     --------       --------
Cash and cash equivalents at end of period .......................   $  9,246       $  5,173
                                                                     ========       ========
Supplemental disclosure of cash flow information:
 Cash paid for interest ..........................................   $  2,588       $     32
                                                                     ========       ========
 Cash paid for income taxes ......................................   $  1,528       $  1,954
                                                                     ========       ========
Supplemental disclosure of noncash activities:
 Issuance of Common Stock to management ..........................   $    118       $    158
                                                                     ========       ========
 Dividends declared and unpaid....................................   $  1,861       $     --
                                                                     ========       ========


 The accompanying notes are an integral part of these consolidated financial statements.

                       HEALTHPLAN SERVICES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

         HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, the "Company") provides marketing, administration, and risk management services and solutions for health and other benefit programs. The Company provides these services for over 120,000 small businesses and large, self-funded organizations, covering approximately 2.9 million members in the United States. The Company's customers include managed care organizations, insurance companies, integrated health care delivery systems, self-funded benefit plans, and health care purchasing alliances.

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

    CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated in consolidation.

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

         Primary earnings per share would not be materially different from basic earnings per share for the six months ended June 30, 1997.

    INTANGIBLE ASSETS

         The excess of cost over the fair value of net assets acquired is recorded as intangible assets, primarily goodwill. Goodwill (net $153.3 million at June 30, 1997) is amortized over 25 years. Other intangible assets, such as contract rights (net $0.9 million at June 30, 1997), are amortized over 7 years.

    INVESTMENTS

         The Company's investments are classified as available for sale and recorded at fair market value. Any unrealized change in the value of investments is recorded in the equity section of the balance sheet.

    INCOME TAXES

         The Company recognizes deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. For federal income tax purposes, the Company files a consolidated tax return with its wholly owned subsidiaries.

    PRE-OPERATING AND CONTRACT START-UP COSTS

         The Company expenses costs related to the preparation for and implementation of new products and contracts for services to new customers prior to the initiation of significant new revenue activity from these new revenue initiatives.

    RESTRUCTURE EXPENSE

         In the second quarter of 1997, the Company recorded a charge of $1.4 million to reflect the cost of exiting its Framingham, Massachusetts office. This charge reflected the cost of terminating employees and abandoning property and equipment.

         The Company's restructure plan was for the elimination of approximately 220 jobs in management, administration, and information systems.

    INTEGRATION EXPENSE

         Certain costs amounting to $1.7 million incurred by the Company for the six months ended June 30, 1997 in relation to the post-acquisition integration of information systems at Consolidated Group Inc., together with its affiliate ("Consolidated Group"), and Harrington Services Corporation, together with its direct and indirect wholly owned subsidiaries ("Harrington"), are recorded as integration expense. Other non-information systems costs amounting to $0.5 million for items such as travel, consolidation of treasury functions, and relocation have also been recorded as integration expense.

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

                                            THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                             1997                 1996               1997               1996
                                        -------------       --------------      -------------      ------------
    Net income attributable to
    common stock (in thousands):
        As reported                         $2,408               $3,440            $5,207             $6,774
        Pro forma                            2,220                3,328             4,808              6,585
                                            ======               ======            ======             ======
    Net income per share:
        As reported                         $ 0.16               $ 0.26            $ 0.35             $ 0.50
        Pro forma                             0.15                 0.25              0.32               0.49

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable year: dividend yield of 2.65% and 0.0%, respectively, for the six months ended June 30, 1997 and 1996; expected volatility of 30% for each of the six months ended June 30, 1997 and 1996; risk-free interest rates of 6.54% for options granted during the six months ended June 30, 1997 and 6.3% for options granted during the six months ended June 30, 1996; and a weighted average expected option term of four years for both years.

3.  NOTE PAYABLE AND CREDIT FACILITY

         During 1996, the Company expanded its credit facility (the "Line of Credit") from $20 million to the lesser of (i) three times earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement) or (ii) $175 million. The maximum amount available through the Line of Credit as of June 30, 1997 was approximately $111 million. The facility operates on a revolving basis until May 18, 1998, on which date the outstanding balance shall be paid over a three year period with the first principal payment due November 30, 1998 and the final payment due April 30, 2001. The Company's borrowing under the Line of Credit includes interest ranging from LIBOR plus 125 to 175 basis points to New York prime plus 25 to 75 basis points. The Line of Credit carries a commitment fee of 0.25% of the unused portion and is secured by the stock of the Company's subsidiaries. The agreement contains provisions which include (among other covenants) maintenance of certain minimum financial ratios, limitations on capital expenditures, and limitations on acquisition activity. As of June 13, 1997, the Line of Credit was amended to, among other things, permit the establishment of a swingline facility of up to $10 million (with a corresponding reduction in the $175 million available within the Line of Credit) and enable the Company to pay a quarterly dividend of up to $0.125 per share of the Company's capital stock (or up to $0.50 per share on an annualized basis) for 1997, which amount may be increased on an annualized basis by up to $0.05 per share for each calendar year after 1997. The Company incurred approximately $1.6 million of interest expense and approximately $160,000 in commitment fees on the Line of Credit for the six months ended June 30, 1997.

         Subsequent to obtaining the Line of Credit, the Company entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in October 1999 and September 2001, effectively convert $40.0 million of variable debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.42% plus a margin ranging from 125 to 175 basis points. For the six months ended June 30, 1997, the Company recorded approximately $170,000 of interest expense related to the swap agreements. The Company considers the fixed rate and variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

         The Company incurred additional interest expense of $230,000 for the six months ended June 30, 1997 relating to notes assumed in the acquisition of the Company from the Dun and Bradstreet Corporation and notes assumed by the Company in the acquisitions of Consolidated Group and Harrington.

4.   ACQUISITIONS

     THE MUTUAL GROUP INC.'S EMPLOYEE BENEFITS BUSINESS

         Effective January 1, 1997, HPSI assumed the administrative responsibilities for the group operations of The Mutual Group (U.S.) Inc.'s Employee Benefits division ("TMG block of business"). As part of the administration and business transfer agreement (the "Agreement"), the Company agreed to lease a field office located in Brookfield, Wisconsin and pay $1.6 million for certain tangible and intangible assets. In addition, the Company agreed to employ approximately 220 former TMG employees. The Company has recorded a liability for certain obligations assumed in the Agreement, including the closure of the Brookfield office, an event which the Company announced during the second quarter to be executed during the third quarter. TMG provides marketing and administrative services for medical, dental, and group life benefits to small businesses with approximately 150,000 members and over $100 million in annual premiums. Connecticut General Life Insurance Company has assumed financial responsibility for the business as the reinsurer of new and existing policies. Consistent with the Company's historical policy of accounting for the assumption of blocks of business (as opposed to the acquisition of companies), the intangible asset, called "contract rights," is being amortized over 7 years.

     CONSOLIDATED GROUP

         On July 1, 1996, the Company acquired all the issued and outstanding stock of Consolidated Group for approximately $61.9 million in cash. Consolidated Group, headquartered in Framingham, Massachusetts, specializes in providing medical benefits administration and other related services for health care plans. In the second quarter of 1997, the Company announced plans to close the Framingham office and recorded a $1.4 million restructuring charge. The administration and claims services historically performed in Framingham will be assumed in the Company's Tampa, Florida and Merrimack, New Hampshire offices. The Company expects to have its restructure plan substantially implemented in 1997. Consolidated Group provides these services to over 26,000 small businesses in a variety of industries covering approximately 295,000 members in 50 states. Consolidated Group employs approximately 410 people.

     HARRINGTON SERVICES CORPORATION

         On July 1, 1996, the Company also acquired all the issued and outstanding stock of Harrington for approximately $32.5 million cash and 1,400,110 shares of the Company's Common Stock valued at $30.1 million. Harrington, headquartered in Columbus, Ohio, provides administrative services to self-funded benefit plans. Harrington provides these services to approximately 2,750 large, self-funded plans for employers in a variety of industries covering approximately 1.3 million members in 47 states. Harrington employs approximately 1,600 employees, with principal offices in Columbus, Ohio; Chicago, Illinois; and El Monte, California.

     UNAUDITED PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

         The following unaudited pro forma consolidated results of operations of the Company give effect to all of the above acquisitions of Consolidated Group and Harrington, accounted for as purchases, as if they occurred on January 1, 1996 (in thousands):

                                                      SIX MONTHS ENDED
                                                         JUNE 30, 1996
                                                      ----------------

Revenues                                                  $138,507
Net income                                                $  5,652
Net income per common share                               $   0.38

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

         On January 28, 1997, Medirisk completed an initial public offering and satisfied the $6.9 million debt balance in accordance with the agreement. The remaining value of the warrants, approximately $500,000, was accreted to income in the first quarter of 1997. Upon completion of the public offering, Medirisk's preferred stock was converted to common stock. The Company agreed not to sell its shares of Medirisk in the public market for 180 days after the effective date of the initial public offering without the prior consent of the offering's underwriters. On July 27, 1997, after the 180 day period lapsed, the shares became eligible for sale in the public market, subject to the conditions and restrictions of Rule 144 under the Securities Act of 1933. Assuming full conversion of the warrants issued to the Company, its ownership amounts to 480,442 shares of common stock after the public offering, which represents an approximate 11% ownership interest. On June 30, 1997, Medirisk's shares closed at $8.06 per share of common stock. The Company has recorded its investment in Medirisk at eighty percent of the market value at June 30, 1997 to reflect the estimated value of the restricted investment. The investment has been adjusted to this value with the unrealized holding gain reported in the equity section of the balance sheet in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities.

         On March 5, 1997, the Company and Health Risk Management, Inc. ("HRM") mutually agreed to terminate a merger agreement previously entered into on September 12, 1996. In connection with the termination, the Company purchased 200,000 shares of HRM common stock, representing approximately 4.5% of HRM shares outstanding, at a price of $12.50 per share. On June 30, 1997, HRM's shares closed at $13.50 per share of common stock. The investment has been adjusted to market value at June 30, 1997, with the unrealized holding gain reported in the equity section of the balance sheet in accordance with SFAS
115. These shares are not registered and are subject to restrictions on transfer. HRM provides comprehensive, integrated health care management, information, and health benefit administration services to employers, insurance companies, unions, health maintenance organizations ("HMO"), preferred provider organizations ("PPO"), hospitals, and governmental units in the United States and Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document contains certain forward-looking statements regarding future financial condition and results of operations. The words "expect," "anticipate," "predict," "believe," and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties, and assumptions, including industry and economic conditions, customer actions, and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

     INTRODUCTION

         The following is a discussion of material changes in the consolidated results of operations of the Company for the three and six months ended June 30, 1997 and 1996.

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

     Compensation

         In the small group business, the Company is usually compensated by way of a percentage of premium collected (sometimes referred to as "premium retention percentage"), and in some instances the Company charges the covered group a fixed monthly fee. Profitability can be a function of many factors, including the number of groups in force, the number of lives in force, the number of lives per group, the related premium retention percentage, and the overall volume of premium collected on a monthly basis. Profitability is influenced by the competitive nature of the pricing offered by the payor and its desire to maintain a presence in its geographic regions and the small group market in general. The Company believes that a higher percentage of future small group revenue will be derived from HMO versus traditional indemnity business, and premium retention percentages are typically lower from HMO business. In addition, it is possible that competitive pressures or regulatory reform could lower future premium retention percentages on the Company's indemnity products. The Company's premium retention percentage declined from almost 20% in January 1996 to approximately 18.3% in June 1997. Thus, the Company will have to increase sales volume in the future to maintain the same operating margins.

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

         The primary material risks associated with alliance contracts are that:

         1.Private enterprises will not accept the use of a government-sponsored program and will therefore fail to provide an adequate number of enrollees to support a revenue base (over which fixed costs may be spread).

         2.The number of enrollees per group will be so low that margins are insufficient to cover the fixed costs of set up for the group.

         3.The level of marketing, enrollment, and customer service required will be materially higher than expected, thereby increasing the variable costs required under the contract.

         4.The independent agents on whom the Company relies to distribute the product will not be enthusiastic about the alliance program, resulting in lower than expected enrollment.

         In February 1997, the Kentucky alliance announced that at the expiration of the current term of the Company's contract on June 30, 1997, the alliance would break out various services currently being performed under the contract and seek separate bids for those services. The Company chose not to submit a formal bid to provide such services and closed its Lexington, Kentucky office at the end of the contract term. Revenues from this contract during the second quarter were $1.3 million. During the quarter ended June 30, 1997, the Company recorded $200,000 in estimated costs and approximately $415,000 in abandoned software associated with this closure. The Company has also notified the State of Washington that it does not intend to renew its current contract, the term of which expires on December 31, 1997.

         The Company announced in April 1997 that it had negotiated new contracts with each of the districts representing the Florida alliance customers. The new contracts will result in a rate increase to the Company of approximately 67%. The new contracts cover a three year period through June 30, 2000 and may be canceled with 180 days notice.

         There can be no assurance that the Company will be able to recoup its investment in developing its alliance relationships or that these operations will ultimately be profitable. Unless the Company can demonstrate that these operations can be profitable over a sustained period of time, it may elect to exit the remaining alliance businesses.

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

         There can be no assurance that the Company will successfully and profitably integrate acquired businesses into its existing operations. In addition, certain costs will be incurred to successfully integrate these acquired companies. The Company will continue to evaluate on a regular basis whether events and circumstances have occurred that indicate that the carrying amount of intangible assets may not be recoverable. Although the net unamortized balance of intangible assets is not considered to be impaired, any such future determination requiring the write-off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's financial results.

         The Company now serves approximately 120,000 businesses, plan holders, and governmental agencies in 50 states, Washington, D.C., and Puerto Rico, covering approximately 2.9 million members.

     RELIANCE ON PAYORS

         Typically, the Company's insurance and managed care payors sign contracts with the Company that are cancelable by either party without penalty upon advance written notice of between 90 days and one year and are also cancelable upon a significant change of ownership of the Company. The New England, Celtic Life Insurance Company, and Ameritas Life Insurance Corporation businesses accounted for approximately 26.4%, 20.6%, and 8.2%, respectively, of the Company's consolidated revenue for the six months ended June 30, 1996 and approximately 8.9%, 5.9%, and 5.2%, respectively, of the Company's consolidated revenue for the six months ended June 30, 1997. Although this decline is due primarily to the Company's expansion through acquisition, which has diluted its concentration of revenues from these sources, it should be noted that the Company continues to experience higher lapses than originations in the business written with these payors, and it is not certain when, if ever, this trend will be reversed. In the third quarter of 1996, Metropolitan Life Insurance Company completed a merger with The New England. The Company is unable to predict what effect, if any, such merger will ultimately have on the Company's relationship with The New England.

         Historically, the majority of Consolidated Group's business was written with The Travelers Insurance Company, which recently combined with the health insurance business of Metropolitan Life Insurance Company to form MetraHealth. Subsequently, MetraHealth was acquired by United HealthCare, one of the nation's leading HMO companies. For the six months ended June 30, 1997, this business represented approximately 13.9% of the Company's consolidated revenue. The Company has not been successful in converting the MetraHealth indemnity/PPO business to United HealthCare's new HMO products. On July 28, 1997, the Company announced that it had formed an alliance with Seaboard Life Insurance Company (USA) to develop and administer health benefit plans for small businesses. During the next 12 months, the Company will seek to transition the majority of the MetraHealth business to Seaboard Life. As the transition occurs, the business could experience higher than normal lapse rates and lower than normal margins.

         Revenues from the Company's assumption of the TMG block of business accounted for 13.2% of consolidated revenues for the six months ended June 30, 1997.

         The abandonment of the small group market by either The New England, Celtic Life Insurance Company, or Ameritas Life Insurance Corporation, indemnity payors' ability to manage medical losses, the degree to which the Company is successful in the MetraHealth conversion to Seaboard Life, or the Company's ability to maintain the TMG block of business could have a material adverse effect on the Company. With respect to the business serviced by the Company, a decision by any one of these payors to administer and distribute a significant portion of its products directly to small businesses also could have a material adverse effect on the Company.

A.     RESULTS OF OPERATIONS

         The following is a discussion of material changes in the consolidated results of operations of the Company for the three and six months ended June 30, 1997 compared to the same periods in 1996. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                                 Three Months Ended            Six Months Ended
                                                      June 30,                      June 30,
                                                -------------------          --------------------
                                                 1997          1996            1997          1996
                                                 ----          ----            ----          ----
Operating revenues........................       99.6%        97.8%           99.2%         97.8%
Interest income ..........................        0.4%         2.2%            0.8%          2.2%
Total revenues ...........................      100.0%       100.0%          100.0%        100.0%
Expenses:.................................
     Agent commissions....................       23.2%        32.0%           23.7%         31.7%
     Personnel expenses...................       40.4%        26.5%           39.9%         26.8%
     General and administrative...........       19.5%        18.4%           20.1%         18.6%
     Pre-operating and contract
       start-up costs.....................        0.1%         1.0%            0.1%          0.9%
     Restructuring........................        1.9%         0.0%            0.9%          0.0%
     Integration..........................        1.1%         0.0%            1.5%          0.0%
     Depreciation and amortization........        6.0%         4.4%            5.6%          4.3%
       Total expenses.....................       92.2%        82.3%           91.8%         82.3%
Net income before interest expense and
     income taxes.........................        7.8%        17.7%            8.2%         17.7%
Interest expense..........................        1.4%         0.0%            1.5%          0.0%
Net income before income taxes............        6.4%        17.7%            6.7%         17.7%
Provision for income taxes................        3.1%         6.9%            3.1%          6.9%
Net income................................        3.3%        10.8%            3.6%         10.8%

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Revenues for the three months ended June 30, 1997 increased $40.2 million, or 126.0%, to $72.1 million from $31.9 million for the same period in 1996. This increase resulted primarily from revenues of $13.9 million, $23.3 million, and $9.3 million from the Company's acquisitions of Consolidated Group (effective 7/1/96), Harrington (effective 7/1/96), and the TMG block of business (effective 1/1/97), respectively. Revenues from HPSI's small and large group customers and interest income decreased $4.5 million, $1.9 million, and $0.5 million, respectively, while revenues from alliance customers increased $0.8 million as compared to the same period in 1996. The decline in HPSI's small group business is a result of lower premium retention rates and net lapses experienced in HPSI's core blocks of indemnity business. It is not known when, if ever, the Company will have net growth within its core small business indemnity line. The reduction in large group revenue is primarily a result of lower revenues produced by Third Party Claims Management, Inc. and Diversified Group Brokerage, which were acquired by the Company in 1995.

         Agent commission expenses for the three months ended June 30, 1997 increased $6.5 million, or 63.7%, to $16.7 million from $10.2 million for the same period in 1996. The Company realized an increase in commissions of $9.2 million related to the acquisitions of Consolidated Group, Harrington, and the TMG block of business. Commissions from HPSI decreased $2.7 million due primarily to the decrease in its small group revenues. Commissions as a percentage of operating revenues were 23.3% for the three months ended June 30, 1997 compared to 32.7% for the same period in 1996 as large group revenues represented a greater percentage of the Company's revenues. Large group commissions (4.0% of large group revenues) represent a lower percent of revenues than small group commissions (40.5% of small group revenues).

         Personnel costs for the three months ended June 30, 1997 increased $20.6 million, or 242.4%, to $29.1 million from $8.5 million for the same period in 1996. Of this increase, $18.9 million is attributable to the Company's acquisitions of Consolidated Group, Harrington, and the TMG block of business. Additional costs of $1.7 million resulted from costs associated with the increased alliance business and increased staffing at the corporate level to handle accounting, treasury, payroll, and other related functions.

         The Company incurred $1.4 million in restructuring costs during the three months ended June 30, 1997. These costs reflect employee terminations and the abandonment of property and equipment associated with closing the Company's Framingham, Massachusetts office.

         Integration expense for the three months ended June 30, 1997 was $0.8 million. Of this expense, $0.5 million related to the integration of information systems at Consolidated Group and Harrington, while $0.3 million related to other costs including travel, the consolidation of treasury functions, and relocation.

         General and administrative expenses for the three months ended June 30, 1997 increased $8.1 million, or 137.3%, to $14.0 million from $5.9 million for the same period in 1996. Of this increase, $8.0 million is attributable to costs associated with Consolidated Group, Harrington, and the TMG block of business. Additional costs of $0.2 million were incurred by HPSI relating to the closing of the Kentucky alliance office.

         Depreciation and amortization expenses for the three months ended June 30, 1997 increased $2.9 million, or 207.1%, to $4.3 million from $1.4 million in 1996. Of this increase, $2.4 million relates to depreciation and amortization on the Company's acquisitions of Consolidated Group and Harrington ($1.3 million of which is the amortization of intangible assets on the acquisitions being calculated on a straight-line basis over 25 years), and $21,000 relates to amortization recorded on the intangible asset resulting from the assumption of the TMG block of business, which is being amortized over 7 years. An additional increase of $0.4 million at HPS is primarily attributable to the write-off of software used to administer the Kentucky alliance business.

         Interest expense for the three months ended June 30, 1997 increased to $1.0 million from $17,000 for the same period in 1996. Of this increase, $0.9 million relates to interest expense and related finance charges incurred on the Company's Line of Credit.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Revenues for the six months ended June 30, 1997 increased $82.8 million, or 131.6%, to $145.7 million from $62.9 million for the same period in 1996. This increase resulted primarily from revenues of $28.5 million, $45.4 million, and $19.2 million from the Company's acquisitions of Consolidated Group (effective 7/1/96), Harrington (effective 7/1/96), and the TMG block of business (effective 1/1/97), respectively. Revenues from HPSI's small and large group customers decreased $8.2 million and $3.1 million, respectively, while revenues from alliance customers increased $1.4 million as compared to the same period in 1996. The decline in HPSI's small group business is a result of lower premium retention rates and net lapses experienced in HPSI's core blocks of indemnity business. The reduction in large group revenue is primarily a result of lower revenues produced by Third Party Claims Management, Inc. and Diversified Group Brokerage, which were acquired by the Company in 1995.

         Agent commission expenses for the six months ended June 30, 1997 increased $14.5 million, or 72.5%, to $34.5 million from $20.0 million for the same period in 1996. The Company realized an increase in commissions of $19.2 million related to the acquisitions of Consolidated Group, Harrington, and the TMG block of business. Commissions from HPSI decreased $4.7 million due primarily to the decrease in its small group revenues. Commissions as a percentage of operating revenues were 23.9% for the six months ended June 30, 1997 compared to 32.5% for the same period in 1996 as large group revenues represented a greater percentage of the Company's revenues. Large group commissions (4.3% of large group revenues) represent a lower percent of revenues than small group commissions (40.6% of small group revenues).

         Personnel costs for the six months ended June 30, 1997 increased $41.2 million, or 243.8%, to $58.1 million from $16.9 million for the same period in 1996. Of this increase, $38.1 million is attributable to the Company's acquisitions of Consolidated Group, Harrington, and the TMG block of business. Additional costs of $3.2 million resulted from costs associated with the increased alliance business and increased staffing at the corporate level to handle accounting, treasury, payroll, and other related functions.

         General and administrative expenses for the six months ended June 30, 1997 increased $17.5 million, or 149.6%, to $29.2 million from $11.7 million for the same period in 1996. Of this increase, $16.8 million is attributable to costs associated with Consolidated Group, Harrington, and the TMG block of business. Additional costs of $0.7 million were incurred relating to the consolidation of the Company's combined insurance program for property, casualty, and other related coverages, and personal property and franchise taxes related to the consolidation of insurance and tax functions, and professional services related to HPSI's new business activities in the alliance business unit and the closing of the Kentucky alliance office.

         The Company incurred $1.4 million in restructuring costs during the six months ended June 30, 1997. These costs reflect employee terminations and the abandonment of property and equipment associated with closing the Company's Framingham, Massachusetts office.

         Integration expense for the six months ended June 30, 1997 was $2.2 million. Of this expense, $1.7 million related to the integration of information systems at Consolidated Group and Harrington, while $0.5 million related to other costs including travel, the consolidation of treasury functions, and relocation.

         Depreciation and amortization expenses for the six months ended June 30, 1997 increased $5.5 million, or 203.7%, to $8.2 million from $2.7 million in 1996. Of this increase, $4.7 million relates to depreciation and amortization on the Company's acquisitions of Consolidated Group and Harrington ($2.5 million of which is the amortization of intangible assets on the acquisitions being calculated on a straight-line basis over 25 years), and $71,000 relates to amortization recorded on the intangible asset resulting from the assumption of the TMG block of business, which is being amortized over 7 years. An additional increase of $0.8 million occurred at HPSI, of which $0.4 million is attributable to the write-off of software used to administer the Kentucky alliance business and $0.4 million is primarily attributable to amortization of internally developed software for the other alliance business.

         Interest expense for the six months ended June 30, 1997 increased to $2.2 million from $33,000 for the same period in 1996. Of this increase, $2.0 million relates to interest expense and related finance charges incurred on the Company's Line of Credit.

B.       LIQUIDITY AND CAPITAL RESOURCES

         On September 13, 1996, the Company increased its Line of Credit from $85 million to $175 million. First Union National Bank of North Carolina serves as "agency bank" with respect to this facility. The new facility contains provisions which require the Company to maintain certain minimum financial ratios and impose limitations on acquisition activity and capital spending. During the third quarter of 1996, the Company amended the terms of its credit facility to allow it to spread the effects of the 1996 restructuring and integration costs recorded over three years for purposes of calculating funds availability on its Line of Credit. Similar treatment is in place for calculating compliance with financial covenants. The outstanding draw against the Line of Credit was $40.0 million at June 30, 1997.

         In the second quarter of 1997, the Company amended the terms of its Line of Credit to enable it to pay a quarterly dividend of up to $0.125 per share of the Company's capital stock (or up to $0.50 per share on an annualized basis) for 1997, which amount may be increased on an annualized basis by up to $0.05 per share for each calendar year after 1997. On June 16, 1997, the Company declared a dividend of $0.125 per share to shareholders of record on June 27, 1997. This dividend, in the amount of approximately $1.9 million, was recorded as a charge against retained earnings in the second quarter and paid on July 14, 1997. The Company expects to continue making quarterly dividend payments for the foreseeable future.

         Operating income generated and premium collected by the Company from the new TMG block of business and existing business increased the Company's cash flows in 1997 and allowed the Company to reduce its notes payable by approximately $16.0 million. The TMG business should continue to provide cash flows throughout 1997. Additionally, the Company believes that additional revenue will be provided by new products and sales generated by other initiatives of the Company and the expansion of its current customer base, which will enhance the impact on its future operations and cash flows. This statement is forward-looking in nature, however, and actual results may differ if the Company's initiatives are unsuccessful.

         The Company spent approximately $6.6 million for capital expenditures during the six months ended June 30, 1997. Of this amount, $1.6 million was related to assets purchased in the TMG block of business and $2.0 million was related to new computer equipment. The remainder was primarily internally developed software for the Company's large group and alliance business units.

         The Company incurred a cash outlay of approximately $2.2 million during the six months ended June 30, 1997 for non-recurring integration costs related primarily to systems integration. An additional cash outlay of $3.0 million is expected during the remainder of 1997 for the closing of the Company's Brookfield, Wisconsin; Lexington, Kentucky; and Framingham, Massachusetts offices as well as other integration projects.

         During the second quarter of 1997, the Company announced that it had authorized the use of up to $20.0 million to support a share repurchase program, subject to the terms and conditions of a previously announced agreement with Automatic Data Processing, Inc. Although limited share repurchases may occur in 1997 to support employee stock plans, the Company does not expect to make any repurchases to the extent they might taint pooling treatment for future acquisitions. Further, if the Company elects to pursue a future transaction in accordance with the pooling of interests method of accounting, it may rescind its share repurchase program. No shares have been repurchased as of June 30, 1997.

         Based on current expectations, the Company believes that all consolidated operating and financing activities for the foreseeable future will be met from internally generated cash flow from operations, available cash, or its existing Line of Credit.

C.       SEASONALITY AND INFLATION

         The Company has not experienced any pattern of seasonality with respect to its sales.

         The Company does not believe that inflation had a material effect on its results of operations for the six months ended June 30, 1997 or June 30, 1996. There can be no assurance, however, that the Company's business will not be affected by inflation in the future.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's Annual Meeting of Stockholders, held on May 6, 1997, the stockholders of the Company: (i) elected thirteen directors to serve for the ensuing year or until their respective successors have been elected and qualified or their earlier resignation or removal; (ii) adopted an amendment to the Company's 1996 Employee Stock Option Plan; and (iii) adopted the Company's 1997 Directors Equity Plan. The results of these votes were as follows:

 (i)    Director Nominees                                  For                          Withheld
        -----------------                                  ---                          --------
        James K. Murray, Jr.                            11,989,908                        3,707
        William L. Bennett                              11,989,908                        3,707
        Joseph A. Califano, Jr.                         11,989,908                        3,707
        James F. Carlin, Jr.                            11,989,908                        3,707
        Joseph S. DiMartino                             11,989,908                        3,707
        John R. Gunn                                    11,989,908                        3,707
        Charles H. Guy, Jr.                             11,989,908                        3,707
        Nancy Kane, D.B.A.                              11,989,908                        3,707
        David Nierenberg                                11,989,908                        3,707
        James G. Niven                                  11,989,908                        3,707
        Trevor G. Smith                                 11,989,908                        3,707
        Arthur F. Weinbach                              11,989,908                        3,707
        Holyoke L. Whitney                              11,988,255                        5,360

(ii)    Amendment to 1996 Employee                     For                Against             Abstain
                                                       ---                -------             -------
        Stock Option Plan                          10,312,860             603,055              17,692

(iii)   Adoption of Company's 1997                     For                Against             Abstain
                                                       ---                -------             -------
        Directors Equity Plan                      10,860,153              94,913              8,492

ITEM 5.  OTHER INFORMATION.

         During the third quarter of 1997, Holyoke L. Whitney resigned as a director of the Company and Vincent D. Farrell, Jr. was elected to fill the vacancy for the unexpired portion of the term of office.

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

                                     HEALTHPLAN SERVICES CORPORATION

Date:  August 13, 1997                /s/ James K. Murray, Jr.
                                     -----------------------------------------
                                     President and Chief Executive Officer

Date:  August 13, 1997               /s/James K. Murray III
                                     -----------------------------------------
                                     Executive Vice President and Chief
                                     Financial Officer