Form 10-Q
period 1997-09-30
HEALTHPLAN SERVICES CORP
filed 1997-11-12
CIK 942319

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

Total number of shares of Common Stock outstanding as of November 7, 1997.

Common Stock ........................................................ 15,017,543

                       HEALTHPLAN SERVICES CORPORATION

                              TABLE OF CONTENTS

                                                                 Page No.
                                                                 --------

PART I - FINANCIAL INFORMATION


Item 1.    Consolidated Balance Sheet
           September 30, 1997 and December 31, 1996 ..............    2

           Consolidated Statement of Income
           Three and Nine Months Ended September 30, 1997 and 1996    3

           Consolidated Statement of Changes in
           Stockholders' Equity September 30, 1997 ...............    4

           Consolidated Statement of Cash Flows
           Nine Months Ended September 30, 1997 and 1996 .........    5

           Notes to Consolidated Financial Statements ............    6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations .........    8


PART II - OTHER INFORMATION                                          14

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                       HEALTHPLAN SERVICES CORPORATION

                          CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                         SEPTEMBER 30,  DECEMBER 31,
                                                                             1997           1996
                                                                          --------      -----------
                                                                         (UNAUDITED)

                                     ASSETS
Current assets:
  Cash and cash equivalents ...........................................   $  6,468         $  3,725
  Restricted cash .....................................................     11,378           10,062
  Accounts receivable, net of allowance for
     doubtful accounts of $185 and $99, respectively ..................     20,510           17,899
  Refundable income taxes .............................................       --              6,083
  Prepaid expenses and other current assets ...........................      3,286            4,245
  Deferred taxes ......................................................      3,216            4,481
                                                                          --------         --------
          Total current assets ........................................     44,858           46,495
Property and equipment, net ...........................................     23,038           21,102
Other assets, net .....................................................      2,216            2,182
Deferred taxes ........................................................      7,115            8,327
Note receivable .......................................................       --              6,389
Investments ...........................................................      6,981            3,685
Intangible assets, net ................................................    152,554          156,521
                                                                          --------         --------
          Total assets ................................................   $236,762         $244,701
                                                                          ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................................   $  5,940         $ 18,464
  Premiums payable to carriers ........................................     41,095           29,536
  Commissions payable .................................................      6,016            4,691
  Deferred revenue ....................................................      1,799            1,560
  Accrued liabilities .................................................     15,846           16,456
  Income taxes payable ................................................      3,221             --
  Current portion of long-term debt ...................................        343            2,717
                                                                          --------         --------
          Total current liabilities ...................................     74,260           73,424
Notes payable .........................................................     43,471           59,581
Other long-term liabilities ...........................................      2,901            2,913
                                                                          --------         --------
          Total liabilities ...........................................    120,632          135,918
                                                                          --------         --------

Stockholders' equity:
   Common stock voting, $0.01 par value, 100,000,000 shares authorized,
     15,017,543 and 14,974,126 issued and outstanding
     at September 30, 1997 and December 31, 1996, respectively ........        150              150
   Additional paid-in capital .........................................    106,959          106,153
   Retained earnings ..................................................      7,547            2,480
   Unrealized appreciation ............................................      1,474             --
                                                                          --------         --------
          Total stockholders' equity ..................................    116,130          108,783
                                                                          --------         --------
          Total liabilities and stockholders' equity ..................   $236,762         $244,701
                                                                          ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                            FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                            --------------------------  -------------------------
                                                 1997        1996         1997        1996
                                                 ----        ----         ----        ----
Operating revenues ........................   $  68,846   $  66,555    $ 213,389   $ 128,019
Interest income ...........................         267         451        1,379       1,857
                                              ---------   ---------    ---------   ---------
       Total revenues .....................      69,113      67,006      214,768     129,876
                                              ---------   ---------    ---------   ---------
Expenses:
  Agent commissions .......................      16,039      15,025       50,524      34,978
  Personnel expenses ......................      27,301      27,177       85,422      44,027
  General and administrative ..............      13,372      13,379       42,610      25,053
  Pre-operating and contract start-up costs          79         109          242         696
  Contract commitment .....................        --         2,685         --         2,685
  Restructuring ...........................        --         1,425        1,374       1,425
  Integration .............................       1,121         400        3,300         400
  Loss on partial impairment of goodwill ..        --        13,710         --        13,710
  Depreciation and amortization ...........       3,843       4,184       12,055       6,852
                                              ---------   ---------    ---------   ---------
       Total expenses .....................      61,755      78,094      195,527     129,826
                                              ---------   ---------    ---------   ---------
Income (loss) before interest expense
   and income taxes .......................       7,358     (11,088)      19,241          50
Interest expense ..........................         993       1,277        3,188       1,310
                                              ---------   ---------    ---------   ---------
Income (loss) before income taxes .........       6,365     (12,365)      16,053      (1,260)
Income tax provision (benefit) ............       2,777      (4,404)       7,258         (73)
                                              ---------   ---------    ---------   ---------

       Net income (loss) ..................   $   3,588   $  (7,961)   $   8,795   $  (1,187)
                                              =========   =========    =========   =========

Primary weighted average
   net income (loss) per share ............   $    0.24   $   (0.53)   $    0.58   $   (0.09)
                                              =========   =========    =========   =========

Primary weighted average
   shares outstanding .....................      15,103      14,966       15,065      13,834
                                              =========   =========    =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           Voting     Additional
                                           Common      Paid-in    Retained    Unrealized
                                           Stock       Capital    Earnings    Appreciation   Total
                                          ---------   ---------   ---------   ------------ ---------
Balance at December 31, 1996 ..........   $     150   $ 106,153   $   2,480    $    --     $ 108,783
Vesting of management stock ...........        --           176        --           --           176
(unaudited)
Issuance of 31,800 shares in connection
    with stock option plans ...........        --           445        --           --           445
(unaudited)
Issuance of 11,617 shares in connection
    with the employee stock purchase
    plan (unaudited) ..................        --           185        --           --           185
Unrealized appreciation on
    investments (unaudited) ...........        --          --          --          1,474       1,474
Declaration of cash
    dividend (unaudited) ..............        --          --        (3,728)        --        (3,728)
Net income (unaudited) ................        --          --         8,795         --         8,795
                                          ---------   ---------   ---------    ---------   ---------
Balance at
September 30, 1997 (unaudited) ........   $     150   $ 106,959   $   7,547    $   1,474   $ 116,130
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

                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                ---------------------
                                                                                  1997        1996
                                                                                --------    ---------
Cash flows from operating activities:
   Net income ...............................................................   $  8,795    $ (1,187)
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation .............................................................      6,541       3,854
   Amortization of intangible assets ........................................      4,967       2,770
   Amortization of other assets .............................................        130         228
   Disposal of computer software ............................................        417        --
   Contract commitment expense, net .........................................       --         1,392
   Charge for restructuring, net ............................................       --           600
   Loss on impairment of goodwill ...........................................       --        13,710
   Vesting of management stock ..............................................        176         236
   Deferred taxes ...........................................................      2,478      (5,966)
Changes in assets and liabilities net of effect from acquisitions:
   Restricted cash ..........................................................     (1,316)     (8,981)
   Accounts receivable ......................................................     (2,611)      1,320
   Refundable income taxes ..................................................      6,084       1,041
   Prepaid expenses and other current assets ................................        959        (923)
   Other assets .............................................................       (164)         87
   Accounts payable .........................................................    (16,249)     (3,874)
   Premiums payable to carriers .............................................     11,560      12,051
   Commissions payable ......................................................      1,325       1,824
   Deferred revenue .........................................................        239         (38)
   Accrued liabilities ......................................................     (1,612)       (864)
   Income taxes payable .....................................................      3,221       1,519
                                                                                --------    --------
          Net cash provided by operating activities .........................     24,940      18,799
                                                                                --------    --------
Cash flows from investing activities:
       Purchases of property and equipment ..................................     (7,333)     (3,118)
       Sales of short-term investments, net .................................       --        36,708
       Payment for purchase of TMG block of business ........................     (1,600)       --
       Payment for purchase of Harrington Services
          Corporation net of cash acquired ..................................       --       (29,274)
       Payment for purchase of Consolidated Group, Inc. .....................
          net of cash acquired ..............................................       --       (59,997)
       Increase in investments (net) ........................................     (1,821)     (2,384)
       Decrease (increase) in note receivable ...............................      6,388      (6,900)
                                                                                --------    --------
          Net cash used in investing activities .............................     (4,366)    (64,965)
                                                                                --------    --------
Cash flows from financing activities:
   Net payments under line of credit ........................................    (15,000)     60,000
   Payments on other debt ...................................................     (3,458)    (11,892)
   Proceeds from exercise of stock options ..................................        445          76
   Proceeds from Common Stock issued ........................................        182       3,702
                                                                                --------    --------
          Net cash (used in) provided by financing activities ...............    (17,831)     51,886
                                                                                --------    --------
Net increase in cash and cash equivalents ...................................      2,743       5,720
Cash and cash equivalents at beginning of period ............................      3,725       4,738
                                                                                --------    --------
Cash and cash equivalents at end of period ..................................   $  6,468    $ 10,458
                                                                                ========    ========
Supplemental disclosure of cash flow information:
   Cash paid for interest ...................................................   $  3,538    $  1,258
                                                                                ========    ========
   Cash paid for income taxes ...............................................   $  1,746    $  1,414
                                                                                ========    ========
Supplemental disclosure of noncash activities:
   Vesting of management stock ..............................................   $    176    $    236
                                                                                ========    ========
   Dividends declared and unpaid ............................................   $  1,865    $   --
                                                                                ========    ========
   Common Stock issued for purchase of
          Harrington Services Corporation ...................................   $   --      $ 28,963
                                                                                ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

       HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, the "Company") provides marketing, administration, and risk management services and solutions for health and other benefit programs. The Company provides these services for approximately 125,000 small businesses and large, self-funded organizations, covering approximately 2.9 million members in the United States. The Company's customers include managed care organizations, insurance companies, integrated health care delivery systems, self-funded benefit plans, and health care purchasing alliances.


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

       Primary earnings per share would not be materially different from basic earnings per share for the nine months ended September 30, 1997.

    INTANGIBLE ASSETS

       The excess of cost over the fair value of net assets acquired is recorded as intangible assets, primarily goodwill. Goodwill (net $151.7 million at September 30, 1997) is amortized over 25 years. Other intangible assets, such as contract rights (net $0.9 million at September 30, 1997), are amortized over 7 years.


    RESTRUCTURING EXPENSE

       In the second quarter of 1997, the Company recorded a charge of $1.4 million to reflect the cost of exiting its Framingham, Massachusetts office. This charge reflected the cost of terminating employees and abandoning property and equipment. The Company's restructure plan calls for the elimination of approximately 220 jobs in management, administration, and information systems. The administration and claims services historically performed in Framingham will be assumed in the Company's Tampa, Florida and Merrimack, New Hampshire offices.


    INTEGRATION EXPENSE

       Certain costs amounting to $2.0 million incurred by the Company for the nine months ended September 30, 1997 relative to the post-acquisition integration of information systems at Consolidated Group, Inc., together with its affiliate ("Consolidated Group"), and Harrington Services Corporation, together with its direct and indirect wholly owned subsidiaries ("Harrington"), are recorded as integration expense. Other non-information systems costs amounting to $1.3 million for items such as the closing of the Company's Brookfield, Wisconsin and Framingham, Massachusetts offices, consolidation of treasury functions, and employee relocations have also been recorded as integration expense.


3.  NOTE PAYABLE AND CREDIT FACILITY

         The Company's credit facility (the "Line of Credit") is equal to the lesser of (i) three times earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement) or (ii) $175 million, and the maximum amount available as of September 30, 1997 was approximately $88.4 million. As of June 13, 1997, the Line of Credit was amended to, among other things, permit the establishment of a swingline facility of up to $10 million (with a corresponding reduction in the $175 million available within the Line of Credit) and enable the Company to pay a quarterly dividend of up to $0.125 per share of the Company's capital stock (or up to $0.50 per share on an annualized basis) for 1997, which amount may be increased on an annualized basis by up to $0.05 per share for each calendar year after 1997. The Company incurred approximately $2.4 million of interest expense and approximately $250,000 in commitment fees on the Line of Credit for the nine months ended September 30, 1997.

       The Company has entered into two separate interest rate swap agreements as a hedge against interest rate exposure on its variable rate debt. For the nine months ended September 30, 1997, the Company recorded approximately $245,000 of interest expense related to its interest rate swap agreements. The Company considers the fixed rate and variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.


4.  SIGNIFICANT TRANSACTIONS

     THE MUTUAL GROUP INC.'S EMPLOYEE BENEFITS BUSINESS

       Effective January 1, 1997, HPSI assumed the administrative responsibilities for the group operations of The Mutual Group (U.S.) Inc.'s Employee Benefits division ("TMG block of business"). As part of the administration and business transfer agreement (the "Agreement"), the Company agreed to assume a lease related to a field office located in Brookfield, Wisconsin and pay $1.6 million for certain tangible and intangible assets. In addition, the Company agreed to employ approximately 220 former TMG employees. The Company has recorded a liability for certain obligations assumed in the Agreement, including the closure of the Brookfield office, an event which the Company announced during the second quarter and executed during the third quarter of 1997. TMG provides marketing and administrative services for medical, dental, and group life benefits to small businesses with approximately 210,000 members and over $100 million in annual premiums. Connecticut General Life Insurance Company has assumed financial responsibility for the business as the reinsurer of new and existing policies. Consistent with the Company's historical policy of accounting for the assumption of blocks of business (as opposed to the acquisition of companies), the intangible asset, called "contract rights," is being amortized over 7 years.


5.  INVESTMENTS AND NOTES RECEIVABLE

On January 8, 1996, the Company entered into an agreement with Medirisk, Inc., a provider of health care information, to purchase $2.0 million of Medirisk preferred stock and to lend Medirisk up to $10.0 million over four years in the form of debt. On January 28, 1997, Medirisk completed an initial public offering and satisfied its outstanding debt balance with the Company. Upon completion of the public offering, Medirisk's preferred stock was converted to common stock. The Company agreed not to sell its shares of Medirisk in the public market for 180 days after the effective date of the initial public offering without the prior consent of the offering's underwriters. On July 27, 1997, after the 180 day period lapsed, the shares became eligible for sale in the public market, subject to the conditions and restrictions of Rule 144 under the Securities Act of 1933. Assuming full conversion of the warrants issued to the Company, its ownership amounts to 480,442 shares of common stock after the public offering, which represents an approximate 11% ownership interest. On September 30, 1997, Medirisk's shares closed at $10.88 per share of common stock. The Company has recorded its investment in Medirisk at eighty percent of the market value at September 30, 1997 to reflect the estimated value of the restricted investment. The investment has been adjusted to this value with the unrealized holding gain reported in the equity section of the balance sheet in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities.

       On March 5, 1997, the Company and Health Risk Management, Inc. ("HRM"), a provider of integrated health care management services, mutually agreed to terminate a merger agreement previously entered into on September 12, 1996. In connection with the termination, the Company purchased 200,000 shares of HRM common stock, representing approximately 4.5% of HRM shares outstanding, at a price of $12.50 per share. On September 30, 1997, HRM's shares closed at $12.13 per share of common stock. The investment has been adjusted to market value at September 30, 1997, with the unrealized holding loss reported in the equity section of the balance sheet in accordance with SFAS 115. These shares are not registered and are subject to restrictions on transfer.


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

     INTRODUCTION

       The following is a discussion of material changes in the consolidated results of operations of the Company for the three and nine months ended September 30, 1997 and 1996.

     ALLIANCE BUSINESS

       In February 1997, the Kentucky alliance announced that at the expiration of the current term of the Company's contract on June 30, 1997, the alliance would break out various services currently being performed under the contract and seek separate bids for those services. The Company chose not to submit a formal bid to provide such services and closed its Lexington, Kentucky office at the end of the contract term. Revenues from this contract during 1997 were $2.7 million. During the quarter ended June 30, 1997, the Company recorded $200,000 in estimated costs and approximately $415,000 in abandoned software associated with this closure. The Company has also notified the State of Washington that it does not intend to renew its current contract, the term of which expires on December 31, 1997. Alliance revenues represented 1.5% and 2.5%, respectively, of the Company's total revenues for the three and nine months ended September 30, 1997.

     RELIANCE ON PAYORS

       Typically, the Company's insurance and managed care payors sign contracts with the Company that are cancelable by either party without penalty upon advance written notice of between 90 days and one year and are also cancelable upon a significant change of ownership of the Company. The Company's five primary payors accounted for approximately 50.1% of the Company's consolidated revenue for the nine months ended September 30, 1996 and approximately 46.2% of the Company's consolidated revenue for the nine months ended September 30, 1997. Although this decline is due primarily to the Company's expansion through acquisition, which has diluted its concentration of revenues from these sources, it should be noted that the Company continues to experience higher lapses than originations in the business written with these payors, and it is not certain when, if ever, this trend will be reversed. In the third quarter of 1996, Metropolitan Life Insurance Company completed a merger with The New England. The Company is unable to predict what effect, if any, such merger will ultimately have on the Company's relationship with The New England.

       Historically, the majority of Consolidated Group's business was written with The Travelers Insurance Company, which recently combined with the health insurance business of Metropolitan Life Insurance Company to form MetraHealth. Subsequently, MetraHealth was acquired by United HealthCare, one of the nation's leading HMO companies. For the nine months ended September 30, 1997, this business represented approximately 13.2% of the Company's consolidated revenue. The Company has not been successful in converting the MetraHealth indemnity/PPO business to United HealthCare's new HMO products. On July 28, 1997, the Company announced that it had formed an alliance with Seaboard Life Insurance Company
(USA) to develop and administer health benefit plans for small businesses. During the next 12 months, the Company will seek to transition the majority of the MetraHealth business to Seaboard Life. As the transition occurs, the business could experience higher than normal lapse rates and lower than normal margins.

A.     RESULTS OF OPERATIONS

       The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    ------------------     -----------------
                                      1997      1996         1997      1996
                                      ----      ----         ----      ----
Operating revenues ...............    99.6 %    99.3 %      99.4 %    98.6 %
Interest income ..................     0.4 %     0.7 %       0.6 %     1.4 %
Total revenues ...................   100.0 %   100.0 %     100.0 %   100.0 %
Expenses:
     Agent commissions ...........    23.2 %    22.4 %      23.5 %    26.9 %
     Personnel expenses ..........    39.5 %    40.5 %      39.8 %    33.9 %
     General and administrative ..    19.4 %    20.0 %      19.9 %    19.3 %
     Pre-operating and contract
       start-up costs ............     0.1 %     0.2 %       0.1 %     0.5 %
     Contract commitment .........     0.0 %     4.0 %       0.0 %     2.1 %
     Restructuring ...............     0.0 %     2.1 %       0.6 %     1.1 %
     Integration .................     1.6 %     0.6 %       1.5 %     0.3 %
     Loss on partial impairment
       of goodwill................     0.0 %    20.5 %       0.0 %    10.6 %
     Depreciation and amortization     5.6 %     6.2 %       5.6 %     5.3 %
       Total expenses ............    89.4 %   116.5 %      91.0 %   100.0 %
Net income (loss) before interest
     expense and income taxes ....    10.6 %   (16.5)%       9.0 %     0.0 %
Interest expense .................     1.4 %     1.9 %       1.5 %     1.0 %
Net income before income taxes ...     9.2 %   (18.4)%       7.5 %    (1.0)%
Provision for income taxes .......     4.0 %    (6.5)%       3.4 %    (0.1)%
Net income .......................     5.2 %   (11.9)%       4.1 %    (0.9)%

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

       Revenues for the three months ended September 30, 1997 increased $2.1 million, or 3.1%, to $69.1 million from $67.0 million for the same period in 1996. This increase resulted primarily from increases in revenues of $1.9 million and $1.0 million from the Company's small and large group customers, respectively, partially offset by a decrease in revenues of $0.7 million from alliance customers. The decrease in alliance revenues is primarily related to the Company's exit from the Kentucky alliance business.

       Agent commission expenses for the three months ended September 30, 1997 increased $1.0 million, or 6.7%, to $16.0 million from $15.0 million for the same period in 1996. Commissions as a percentage of operating revenues were 23.3% for the three months ended September 30, 1997 compared to 22.6% for the same period in 1996 as small group revenues represented a greater percentage of the Company's revenues due to the acquisition of the TMG block of business. Small group commissions generally represent a significantly higher percent of revenues than large group commissions.

       Integration expense for the three months ended September 30, 1997 was $1.1 million. Of this expense, $0.3 million related to the integration of information systems at Consolidated Group and

Harrington, while $0.8 million represented other non-restructuring costs related to the closing of the Company's Brookfield, Wisconsin and Framingham, Massachusetts offices, the consolidation of treasury functions, and employee relocations.

       After performing a review for impairment of long-lived assets related to each of the Company's acquired businesses and applying the principles of measurement contained in the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121 ("FASB 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a charge against earnings of $13.7 million in the third quarter of 1996. This charge was attributable to impairment of goodwill recorded on the acquisitions of Diversified Group Brokerage Corporation (acquired in October 1995) of $6.6 million and of Third Party Claims Management, Inc. (acquired in August 1995) of $7.1 million.

       Depreciation and amortization expenses for the three months ended September 30, 1997 decreased $0.4 million, or 9.5%, to $3.8 million from $4.2 million in 1996. This decrease is primarily due to the 1996 disposal of $0.5 million of internally developed software used in the administration of the small group business of the Company's subsidiary, HealthPlan Services, Inc.("HPSI").

       Interest expense for the three months ended September 30, 1997 decreased to $1.0 million from $1.3 million for the same period in 1996. This decrease relates to the Company's reduction in its Line of Credit in 1997 of $15.0 million.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

       Revenues for the nine months ended September 30, 1997 increased $84.9 million, or 65.4%, to $214.8 million from $129.9 million for the same period in 1996. This increase resulted primarily from revenues of $28.5 million, $45.4 million, and $28.2 million from the Company's acquisitions of Consolidated Group (effective 7/1/96), Harrington (effective 7/1/96), and the TMG block of business (effective 1/1/97), respectively. Revenues from HPSI's small and large group customers decreased by $17.3 million compared to the same period in 1996. The decline in HPSI's small group business is a result of lower premium retention rates and net lapses experienced in HPSI's traditional blocks of indemnity business. The reduction in large group revenue is primarily a result of lower revenues produced by Third Party Claims Management, Inc. and Diversified Group Brokerage, which were acquired by the Company in 1995.

       Agent commission expenses for the nine months ended September 30, 1997 increased $15.5 million, or 44.3%, to $50.5 million from $35.0 million for the same period in 1996. The Company realized an increase in commissions of $24.0 million related to the acquisitions of Consolidated Group, Harrington, and the TMG block of business. Commissions from HPSI decreased $8.5 million due primarily to the decrease in its small group revenues. Commissions as a percentage of operating revenues were 23.7% for the nine months ended September 30, 1997 compared to 27.3% for the same period in 1996 as large group revenues represented a greater percentage of the Company's revenues. Large group commissions generally represent a lower percent of revenues than small group commissions.

       Personnel costs for the nine months ended September 30, 1997 increased $41.4 million, or 94.1%, to $85.4 million from $44.0 million for the same period in 1996. The majority of this increase is attributable to the Company's acquisitions of Consolidated Group, Harrington, and the TMG block of business.

       General and administrative expenses for the nine months ended September 30, 1997 increased $17.5 million, or 69.7%, to $42.6 million from $25.1 million for the same period in 1996. The majority of this increase is attributable to costs associated with Consolidated Group, Harrington, and the TMG block of business.

       In the third quarter of 1996, the Company recorded a pre-tax charge of $2.7 million related to the state-sponsored health care purchasing alliances. This charge resulted from increased costs and lower than anticipated revenues in Florida and North Carolina.

       The Company incurred $1.4 million in restructuring costs during the nine months ended September 30, 1997. These costs reflect employee terminations and the abandonment of property and equipment associated with closing the Company's Framingham, Massachusetts office. In the third quarter of 1996, the Company recorded a charge of $1.4 million to reflect the cost of exiting certain excess office space and terminating employees related to the elimination of approximately eighty jobs in management, claims administration, and information systems operations in its Tampa and Memphis offices.

       Integration expense for the nine months ended September 30, 1997 was $3.3 million. Of this expense, $2.0 million related to the integration of information systems at Consolidated Group and Harrington, while $1.3 million represented other costs related to the closing of the Company's Brookfield, Wisconsin and Framingham, Massachusetts offices, the consolidation of treasury functions, and employee relocations.

       After performing a review for impairment of long-lived assets related to each of the Company's acquired businesses and applying the principles of measurement contained in the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121 ("FASB 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company recorded a charge against earnings of $13.7 million in the third quarter of 1996. This charge was attributable to impairment of goodwill recorded on the acquisitions of Diversified Group Brokerage Corporation (acquired in October 1995) of $6.6 million and of TPCM (acquired in August 1995) of $7.1 million.

       Depreciation and amortization expenses for the nine months ended September 30, 1997 increased $5.2 million, or 75.4%, to $12.1 million from $6.9 million in 1996. This increase relates to depreciation and amortization on the Company's acquisitions of Consolidated Group and Harrington and from the assumption of the TMG block of business.

       Interest expense for the nine months ended September 30, 1997 increased to $3.2 million from $1.3 million for the same period in 1996. This increase relates to interest expense and related finance charges incurred on the Company's Line of Credit.


B.     LIQUIDITY AND CAPITAL RESOURCES

       The Company has a Line of Credit of $175 million. First Union National Bank of North Carolina serves as "agency bank" with respect to this facility. The facility contains provisions which require the Company to maintain certain minimum financial ratios and impose limitations on acquisition activity and capital spending. The outstanding draw against the Line of Credit was $40.0 million at September 30, 1997.

       In the second quarter of 1997, the Company amended the terms of its Line of Credit to enable it to pay a quarterly dividend of up to $0.125 per share of the Company's capital stock (or up to $0.50 per share on an annualized basis) for 1997, which amount may be increased on an annualized basis by up to $0.05 per share for each calendar year after 1997. During 1997, the Company has declared dividends totaling $3.7 million. These dividends were paid on July 14 and October 15. The Company expects to continue making quarterly dividend payments for the foreseeable future.

       Operating income generated and premium collected by the Company from the new TMG block of business and existing business increased the Company's cash flows in 1997 and allowed the Company to reduce its notes payable by approximately $16.0 million. The TMG business should continue to provide cash flows throughout 1997. Additionally, the Company believes that additional revenue will be provided by new products and sales generated by other initiatives of the Company and the expansion of its current customer base, which will enhance the impact on its future operations and cash flows. This statement is forward looking in nature, however, and actual results may differ if the Company's initiatives are unsuccessful.

       The Company spent approximately $8.9 million for capital expenditures during the nine months ended September 30, 1997.

       The Company incurred a cash outlay of approximately $3.3 million during the nine months ended September 30, 1997 for integration costs related primarily to systems integration. An additional cash outlay of $1.0 million is expected during the remainder of 1997 for the closing of the Company's Brookfield, Wisconsin and Framingham, Massachusetts offices as well as other integration projects.

       During the second quarter of 1997, the Company announced that it had authorized the use of up to $20.0 million to support a share repurchase program, subject to the terms and conditions of a previously announced agreement with Automatic Data Processing, Inc. Although limited share repurchases may occur in 1997 to support employee stock plans, the Company recognizes that any significant repurchases might taint pooling of interests accounting treatment for future acquisitions. Further, if the Company elects to pursue a future transaction in accordance with the pooling of interests method of accounting, it may rescind its share repurchase program. No shares have been repurchased as of September 30, 1997.

       On October 16, 1997, the Company and Provident American Corporation announced that they have entered into a long-term agreement under which Provident will outsource to the Company all of its current health insurance policy issuance, billing, and claims for its life insurance subsidiaries, effective January 1, 1998. The Company incurred a cash outlay in the amount of $5 million as a business transfer cost for transitioning the block and for other various services and guarantees. These costs will be capitalized as an intangible asset and amortized over the life of the contract.

       On October 20, 1997, the Company and Sykes Enterprises, Incorporated jointly announced that they have signed a letter of intent to form a new entity named Sykes HealthPlan Services. The new company will be owned 50 percent by each of the founding companies and will provide care management services, technology solutions, certain customer support services, and other outsourcing capabilities to the health care and insurance industries. The Company and Sykes anticipate initially investing $25 million in capitalization and subordinated debt to fund the activities of the new venture. The Company anticipates utilizing its existing Line of Credit to fund its obligation in the joint venture.

       Based on current expectations, the Company believes that all consolidated operating and financing activities for the foreseeable future will be met from internally generated cash flow from operations, available cash, or its existing Line of Credit.

PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         During the fourth quarter of 1997, Charles H. Guy, Jr. resigned as a director of the Company and Marc I. Perkins was elected to fill the vacancy for the unexpired portion of the term of office.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits.

                  Exhibit
                  Number                    Description of Exhibit
                  -------                   ----------------------
                    27.1                    Financial Data Schedule

                         HEALTHPLAN SERVICES CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          HEALTHPLAN SERVICES CORPORATION




Date:  November 12, 1997                  /s/ James K. Murray, Jr.
                                          -------------------------------------
                                          President and Chief Executive Officer




Date:  November 12, 1997                  /s/ James K. Murray III
                                          -------------------------------------
                                          Executive Vice President and Chief
                                          Financial Officer