Form 10-K
period 1997-12-31
HEALTHPLAN SERVICES CORP
filed 1998-03-30
CIK 942319

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD _____________ FROM TO _______________

                           COMMISSION FILE NO. 1-13772

                         HEALTHPLAN SERVICES CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                13-378901
    -------------------------------               -------------------
    (State or Other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)                Identification No.)

  3501 FRONTAGE ROAD, TAMPA, FLORIDA                     33607
----------------------------------------               ----------
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

           Common Stock $.01 par value ..........................NYSE

                    ----------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: NONE

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the registrant's Common Stock, $0.1 par value, held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on March 16, 1998, was $277,321,341.

   The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 16, 1998 was 14,936,947.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of HealthPlan Services Corporation, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997.

                                    PART I

THE STATEMENTS CONTAINED IN THIS REPORT OR INCORPORATED BY REFERENCE HEREIN THAT ARE NOT PURELY HISTORICAL, INCLUDING STATEMENTS REGARDING HEALTHPLAN SERVICES CORPORATION'S OBJECTIVES, EXPECTATIONS, HOPES, INTENTIONS, BELIEFS, OR STRATEGIES, ARE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. IN PARTICULAR, THE WORDS "EXPECT," "ESTIMATE," "PLAN," "ANTICIPATE," "PREDICT," "INTEND," "BELIEVE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. IT IS IMPORTANT TO NOTE THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS, AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE SUCH ACTUAL RESULTS TO DIFFER MATERIALLY ARE:
CHANGES IN LEGISLATION; FLUCTUATIONS IN BUSINESS CONDITIONS AND THE ECONOMY; HEALTHPLAN SERVICES CORPORATION'S ABILITY TO IDENTIFY AND IMPLEMENT STRATEGIC ACQUISITIONS; CHANGES IN COMPETITION; AND HEALTHPLAN SERVICES CORPORATION'S ABILITY TO ATTRACT AND RETAIN KEY MANAGEMENT PERSONNEL.

ITEM 1. BUSINESS

GENERAL

     HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, the "Company") is an outsourcing company that administers health and other benefit plans for large, self-funded companies and for payors (insurance companies, health maintenance organizations ("HMO's"), and other risk-takers) that have elected to outsource sales support, distribution, and "back-office" administrative services. The Company provides these services to approximately 120,000 small businesses, plan holders, and self-funded organizations, covering approximately 3 million members in the United States. The Company functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

STRATEGY

      The Company's strategy is to grow revenue and increase earnings through broader distribution of existing managed care products, the addition of new payors, such as HMOs, integrated health care delivery systems, managed care providers, and self-funded organizations, and the development of new technology and information-based services. The Company desires to build economies of scale by adding administrative services contracts with self-funded businesses and other payors and by opportunistic expansion through acquisition of similar businesses. The Company also has elected to pursue care management opportunities through a recently formed joint venture with Sykes Enterprises, Incorporated (Nasdaq: SYKE) ("Sykes"), a provider of call center services and other business services to the information technology industry.

SYKES HEALTHPLAN SERVICES, INC.

     In December 1997, the Company and Sykes formed Sykes HealthPlan Services, Inc. ("SHPS"). SHPS offers care management services, technology solutions, certain customer support services, and other outsourcing capabilities to the health care and insurance industries. The Company and Sykes each have agreed to invest up to $17 million in equity and to guarantee equally a line of credit of $75 million that SHPS has established to fund its growth initiatives. The shareholders agreement relating to this transaction contains noncompete provisions that generally prevent the Company and Sykes from competing with each other or with SHPS. Two executive officers of the Company, James K. Murray III and Richard M. Bresee, became officers of SHPS in December 1997.

      Through its technology solutions and call center operations, SHPS expects to offer its managed care services to a large population of users interested in controlling medical loss ratios. In particular, SHPS will seek to provide utilization, demand, disease, and disability management to its target markets, which include large, self-funded employers as well as traditional health insurance carriers, HMO's, integrated provider systems, and third party administrators. In the first quarter of 1998, the Company began outsourcing its care management and utilization review services to SHPS.

      On December 31, 1997, SHPS purchased Optimed Medical Systems, Inc. ("OMS") for $8.2 million in cash. OMS is a developer of clinical protocol systems that allow managed care payors and providers to prospectively and concurrently control health care and utilization costs while achieving optimal patient outcomes.

      On February 12, 1998, SHPS entered into an agreement to acquire Health International, Inc. ("Health International"), a disease management company, for approximately $22.6 million in cash. Health International provides a comprehensive managed medical care program that helps improve the quality of patient care and reduce unnecessary medical costs. On March 9, 1998, SHPS entered into an agreement to acquire Prudential Services Bureau, Inc. ("PSBI") of Louisville, Kentucky for $50 million in cash. PSBI provides call center-based health and welfare benefits and administrative services. The closing of the Health International and PSBI transactions is contingent upon completion of due diligence, receipt of satisfactory regulatory approvals, and completion of required documentation.

THE COMPANY'S SERVICES

     The Company provides marketing, distribution, administration, and information services and solutions for self-funded employee benefit plans, managed care organizations, insurance companies, and other organizations.

      MARKETING AND DISTRIBUTION

      The Company provides managed care companies, insurance companies, and other health care organizations with marketing services that target individuals and small businesses. The Company helps design managed care products based on market research, historical experience in the small business market, actuarial analysis of claims adjudicated, and interaction with payor organizations. These products often include features that address the particular needs of the small business employer, including specialized medical, dental, life, and disability coverage. On behalf of its payors, the Company prepares and implements communications programs that are aimed at educating insurance agents about the benefits offered under particular product offerings.

      The Company's distribution activity includes sales support for insurance agents through a field sales force, telephone sales representatives, and master brokers. To support this front-end sales and marketing function, the Company has invested in client-server technology that utilizes personal computer workstations in a local-area and wide-area network to deliver information and images to the desktop. Using the Company's automated proposal delivery system, a Company sales representative can deliver a finished proposal from the computer desktop to the agent immediately by fax server. The Company also has introduced an interactive voice response system to provide agents with automatic premium quotations for individual health products.

      The Company maintains relationships with over 100,000 insurance agents, including master brokers, independent brokers, and career agency groups. In the case of a career agency relationship, the Company offers the agent group, which generally works for one life or property and casualty parent company, an opportunity to distribute products that compliment the products offered by the group's sponsoring underwriter. These relationships with independent and career agents provide the Company with a significant distribution conduit to the small business market in the United States.

     The Company continues to seek new distribution channels for its customers' indemnity and managed care products. In 1996, the Company established a computer "home page" on the Internet (www.healthplan.com) that provides information about the Company. Although price quotations for products are not currently available on the home page, the Company plans to seek opportunities to offer product quotations through this channel during 1998.

      PLAN ADMINISTRATION SERVICES

      The Company provides enrollment, premium billing and collection, claims administration, and customer support services for all types of health plans. As a provider of enrollment services, the Company performs underwriting services, issues enrollment cards, and administers case renewals. The Company's billing and collection services on behalf of payors include sending monthly bills to insured parties, receiving premium payments from insureds, and paying agent commissions. The Company also implements premium adjustments due to rate changes, employee hiring or termination, and other group changes. As a provider of claims administration services, the Company verifies eligibility, calculates copayments, reprices and adjudicates claims, prepares explanation of benefits forms, and issues checks to claimants and to health care providers on payor accounts. Through its affiliation with SHPS, the Company also offers its clients care management and utilization review services. The Company's customer support representatives respond to plan member questions regarding claims and other plan benefits.

      Through its claims adjudication software and other technology solutions, the Company streamlines plan administration for its customers. The Company's claim scanning, optical character recognition, and image technologies allow the Company's claims professionals to adjudicate claims electronically. To support its customer service activities, the Company maintains approximately 500 WATS telephone lines and a comprehensive customized call distribution system for rating and tracking of calls. The Company also provides an interactive voice response (IVR) system that allows insureds to check on the status of premium payment and claims matters automatically.

      In addition to enrollment, claims administration, and customer support services, the Company offers specialized plan administration services tailored for its self-funded customers. The Company's systems are organized to administer a broad array of employee benefit plan components as an integrated one-stop source. Due to the size of its customer base, the Company can offer its self-funded customers access to regional and national preferred provider networks and other service providers to control and reduce plan costs. The Company also offers these customers administrative services for workers compensation and unemployment compensation programs.

      INFORMATION SERVICES

      The Company has broad reporting and analytic capabilities relating to all aspects of its core services. The Company's information services include preparation of reports regarding agent production, enrollment, and frequency and types of claims. The Company provides a comprehensive data resource of financial, utilization, and benefit plan design information for its clients. The Company also provides regulatory compliance services to its clients, helping payors structure their employee benefit plans to comply with applicable state and federal law. The Company intends to continue to enhance its data analysis and statistical reporting capabilities using its database of administered claims as well as publicly available data.

THE COMPANY'S CUSTOMERS

      The Company provides services for a wide range of health care benefits plans and employee benefit programs, including self-funded employee benefit plans and fully insured health plans offered by managed care organizations, insurance companies, and other health care organizations.

      SELF-FUNDED HEALTH PLANS AND EMPLOYEE BENEFIT PROGRAMS (LARGE GROUP CUSTOMERS)

      The Company provides administrative and information services for self-funded health benefit plans, workers compensation programs, and unemployment compensation programs. In 1997, the Company provided these services for approximately 3,000 customers, including large corporations, government sector employers, associations, and Taft-Hartley benefit plans, which are employee benefit plans managed jointly by union and management representatives. The Company's self-funded customers include the health care programs for the Oklahoma State and Education Employees Group Insurance Board (the "Oklahoma Board"). The Oklahoma Board has awarded the Company a new three-year contract to continue as administrator for the Oklahoma Board health care plans after the current contract expires in June 1998.

      FULLY INSURED BENEFIT PLANS (SMALL GROUP CUSTOMERS)

      For over 25 years, the Company has provided services to insurance companies and other organizations that offer fully insured health benefit plans for individuals and small businesses. Traditionally, the Company's primary market was indemnity (fee-for-service) benefit plans, but in recent years the Company has shifted its focus to "managed indemnity" plans and other managed care plans that include mechanisms for controlling health care costs. The Company now provides marketing and administrative services for several managed care products through relationships with payors, including New England Life Insurance Company, Kaiser Permanente Insurance Company, and Aetna U.S. HealthCare, Inc.

      Effective January 1, 1997, the Company assumed marketing and administrative services for TMG Life Insurance Company's ("TMG's") medical, dental, and group life benefits business, with Connecticut General Life Insurance Company, a CIGNA company, acting as the reinsurer. This business accounted for approximately 12.5% of the Company's consolidated revenue in 1997. In July 1997, the parties agreed to a transition of this business to Midwestern United Life Insurance Company ("Midwestern United"). Midwestern United is offering replacement coverage to TMG policyholders beginning in 1998. The Company will continue to provide marketing and administrative services for this business. During this transition, the business is experiencing higher than normal lapse rates and lower than normal margins.

      In July 1997, the Company formed an alliance with Seaboard Life Insurance Company (USA) ("Seaboard Life") to develop and administer health benefit plans for small businesses. Seaboard Life and the Company have launched the "Access" products, fully insured, triple-option health benefits products issued by Seaboard Life for employers with between two and ninety-nine employees. The Company provides marketing, distribution, and other administrative services for the Access products.

      In 1997, approximately 12.7% of the Company's revenue was derived from a block of indemnity/preferred provider organization ("PPO") business insured by United HealthCare Corporation ("United HealthCare") and The Travelers Insurance Company ("Travelers"). In July 1997, United HealthCare and Travelers agreed to the transition of a majority of this business to the Seaboard Life Access products. Beginning in October 1997, Seaboard Life began offering coverage under its Access products to holders of these United HealthCare and Travelers policies. As this transition continues, the business is experiencing higher than normal lapse rates and lower than normal margins.

      In October 1997, the Company and Provident American Corporation ("Provident") entered into an agreement under which the Company assumed all of the policy issuance, billing, and claims services for the individual indemnity/preferred provider organization ("PPO") health insurance policies of Provident's life insurance subsidiaries. The Company began providing these services in January 1998.

      Typically, the Company's indemnity and managed care payors sign contracts with the Company that are cancelable by either party without penalty upon advance written notice of between 90 days and one year and also are cancelable upon a significant change of ownership of the Company. The Company could experience material adverse effects if the United HealthCare conversion to Seaboard Life or the TMG conversion to Midwestern United is unsuccessful. A decision by any one of the Company's major insurance company or managed care payors to administer and distribute a significant portion of its products directly to small businesses also could have a material adverse effect on the Company.

      In the third quarter of 1996, Metropolitan Life Insurance Company completed a merger with New England Life Insurance Company. The Company is unable to predict what effect, if any, this merger will ultimately have on the Company's relationship with New England Life Insurance Company.

      The Company continues to experience higher lapses than originations in the managed indemnity business written with some of its carrier payors and it is not certain when, if ever, this trend will be reversed. Escalating medical costs have rendered fee-for-service products less competitive, as evidenced by the explosive growth during this decade of managed care products, which utilize a higher degree of demand and disease management applications. Although the Company continues to work with its managed indemnity payors to introduce additional care management and other cost-control mechanisms for their benefit plans, the Company cannot predict whether these managed indemnity payors will be able to manage their medical loss ratios successfully and thus offer competitive pricing for their products. Such pricing could have a direct effect on the Company's ability to maintain and grow managed indemnity business in the future.

      The Company is the administrator for the regional Florida Community Health Purchasing Alliances ("CHPAs") established by the State of Florida. In 1997, the Company renegotiated its CHPA contracts. The Company also is the statewide administrator for North Carolina's State Health Plan Purchasing Alliance program. Insurance carriers in North Carolina have not shown significant support for this alliance. The Company's contract with the North Carolina alliance expires in June 1998. The Company's contract to perform services for the State of Kentucky health care purchasing alliance program expired on June 30, 1997. The Company chose not to submit a bid to continue providing services for the Kentucky alliance and closed its Lexington, Kentucky office at the end of the contract term. The Company also chose not to renew its alliance contract with the State of Washington, which terminated on December 31, 1997. Unless the Company is successful in improving profitability in connection with its CHPA and North Carolina programs, it may elect to exit the alliance business. In 1997, approximately 2.7% of the Company's total revenue derived from the alliance business.

COMPANY HISTORY

     The Company's principal operating subsidiary, HealthPlan Services, Inc., was founded in 1970 by James K. Murray, Jr., the Company's current Chairman of the Board and Chief Executive Officer, Charles H. Guy, Jr., and Trevor G. Smith, who is currently a director of the Company (the "Founders"). The Dun & Bradstreet Corporation (NYSE: DNB) ("D&B") purchased the business in 1978 and operated it as a division. In 1994, the Founders, Noel Group, Inc., a publicly-traded company based in New York (Nasdaq: NOEL) ("Noel") and other investors formed the Company and purchased the HealthPlan Services business (the "Predecessor Company") from D&B. On May 19, 1995, the Company completed an initial public offering of 4,025,000 shares of its Common Stock. The Company is a Delaware corporation.

INTEGRATION

     During 1995, the Company acquired all of the outstanding stock of Third Party Claims Management, Inc. ("TPCM"), a self-funded employee benefits administrator with offices in Texas, Tennessee, and California, and substantially all of the assets of Diversified Group Brokerage Corporation ("DGB"), a self-funded employee benefits administrator based in Connecticut. In 1996, the Company completed the acquisition of Consolidated Group, Inc. ("Consolidated Group"), a provider of administrative and related services for health care plans designed for individuals and small businesses, and Harrington Services Corporation ("Harrington"), a provider of administrative services to large, self-funded benefit plans. The Company continues to integrate the operations of these companies and of the blocks of business it assumed from TMG and Provident. The Company's integration plan seeks to achieve economies of scale by eliminating redundant facilities and operations. During 1997, the Company began consolidation of personnel and administrative services to its Tampa, Florida and Merrimack, New Hampshire facilities from the former Consolidated Group facility in Framingham, Massachusetts and the Brookfield, Wisconsin facility that the Company assumed in connection with the TMG block of business. The Company also has consolidated accounting and data center operations at its Tampa facility. In December 1997, the Company sold contract rights and certain other assets of the former DGB business to DGB. Effective December 31, 1997, Consolidated Group and Harrington, along with several other operating subsidiaries of the Company, were merged into HealthPlan Services, Inc. Robert R. Parker, formerly the Chief Operating Officer - Large Group Business of the Company, became President and Chief Operating Officer of the Company.

INFORMATION TECHNOLOGY

      The Company's primary data processing facilities are located in Tampa, Florida, Columbus, Ohio, and El Monte, California. The Company operates in a three-tiered architectural environment. A large IBM mainframe and a DEC platform support the large volume of data and transactions processed by the Company. In

1997, the Company consolidated one mainframe and three midrange computer systems obtained in its recent acquisitions into its Tampa data center. The Company also converted to a common technology platform for these business operations. The Company intends to consolidate its remaining operations into a common technology platform and to continue eliminating redundant computer facilities as part of its ongoing integration of acquired businesses. The Company expects that this integration will be completed in 1999.

      In 1997, the Company began implementing its Year 2000 Compliance Plan. Through upgrades and installation of new systems, the Company's accounting/finance, workers compensation, unemployment compensation, and large group billing systems are now compliant. The Company has begun the transition of its billing and administrative systems for fully insured products and will continue work on this project in 1998. The Company has received the new release of its ERISCO ClaimsFacts claims management system, which is Year 2000 compliant, and intends to implement this release in 1998. The Company's Year 2000 Compliance Plan also provides for updating the Company's interfaces with external vendors. The Company expects to complete implementation of its Year 2000 Compliance Plan in 1999.

GOVERNMENT REGULATION

      The Company is subject to regulation under the health care and insurance laws and other statutes and regulations of all 50 states, the District of Columbia, and Puerto Rico. Many states in which the Company provides claims administration services require the Company or its employees to receive regulatory approval or licensure to conduct such business. Provider networks also are regulated in many states, and certain states require the licensure of companies, such as the Company, which provide utilization review services. The Company's operations are dependent upon its continued good standing under applicable licensing laws and regulations. Such laws and regulations are subject to amendment or interpretation by regulatory authorities in each jurisdiction. Generally, such authorities have relatively broad discretion when granting, renewing, or revoking licenses or granting approvals. These laws and regulations are intended to protect insured parties rather than stockholders and differ in content, interpretation, and enforcement practices from state to state. Moreover, with respect to many issues affecting the Company, there is a lack of guiding judicial or administrative precedent. Certain of these laws could be construed by state regulators to prohibit or restrict practices that have been significant factors in the Company's operating procedure for many years. The Company could risk major erosion and even "rebate" exposure in these states if state regulators deem the Company's practices to be impermissible.

      The Employee Retirement Income Security Act of 1974, as amended ("ERISA"), governs the relationships between certain health benefit plans and the fiduciaries of those plans. In general, ERISA is designed to protect the ultimate beneficiaries of the plans from wrongdoing by the fiduciaries. ERISA provides that a person is a fiduciary of a plan to the extent that such person has discretionary authority in the administration of the plan or with respect to the plan's assets. Each employer is a fiduciary of the plan it sponsors, but there also can be other fiduciaries of a plan. ERISA imposes various express obligations on fiduciaries. These obligations include barring a fiduciary from permitting a plan to engage in certain prohibited transactions with parties in interest or from acting under an impermissible conflict of interest with a plan. Generally, a party in interest with respect to a plan includes a fiduciary of the plan and persons that provide services to the plan. The application of ERISA to the operations of the Company and its customers is an evolving area of law and is subject to ongoing regulatory and judicial interpretations of ERISA. Although the Company strives to minimize the applicability of ERISA to its business and to ensure that the Company's practices are not inconsistent with ERISA, there can be no assurance that courts or the United States Department of Labor (the "DOL") will not in the future take positions contrary to the current or future practices of the Company. Any such contrary positions could require changes to the Company's business practices (as well as industry practices generally) or result in liabilities of the type referred to above. Similarly, there can be no assurance that future statutory changes to ERISA will not significantly affect the Company and its industry.

      During 1996 and 1997, the Company's Consolidated Group subsidiary underwent an audit by the DOL in which the DOL raised various questions about the application of ERISA to the way that Consolidated Group did business. The Company has responded to all outstanding concerns raised by the DOL in that audit. Although the DOL has not objected to the Company's responses, there can be no assurance that the DOL will not in the future take positions that could require changes to the way the Company operates or result in the imposition of administrative fines and penalties.

STOCKHOLDERS

     In December 1996, Noel, Automatic Data Processing, Inc (NYSE:AUD) ("ADP"), and the Company entered into an agreement (the "ADP Agreement") pursuant to which Noel agreed to sell 1,320,000 shares of the Company's Common Stock to ADP at a purchase price of $20 per share. Upon completion of this transaction on February 7, 1997, Noel and ADP owned approximately 29% and 9%, respectively, of the Company's Common Stock. The ADP Agreement provided among other things that:
(i) prior to December 31, 1997, ADP generally could not enter into an agreement to acquire additional shares of the Company's Common Stock, unless such acquisition was approved by the Company's Board of Directors, or unless the Company entertained alternative offers; and (ii) the Company generally could not take any action prior to December 31, 1997 that could interfere with "pooling-of-interests" accounting. The Company also agreed to file a shelf registration statement with respect to ADP's shares within 15 days after the date of the ADP Agreement. In April 1997, the Company filed Form S-3 Registration Statements with the Securities and Exchange Commission registering the shares held by Noel and ADP. In April 1997, in connection with a plan of complete liquidation and dissolution, Noel began distribution of all of its remaining shares of the Company's Common Stock to Noel stockholders. Beginning in January 1998, the Company began implementing a share repurchase program under which the Company is authorized to expend up to $20 million in connection with the repurchase of its Common Stock. As of March 16, 1998, the Company had repurchased 172,600 shares of its Common Stock pursuant to this program at a cost of approximately $4.0 million.

HEALTH RISK MANAGEMENT, INC.

     On September 12, 1996, the Company entered into a Plan and Agreement of Merger (the "Merger Agreement") with HealthPlan Services Alpha Corporation, a Delaware corporation and wholly owned subsidiary of the Company, and Health Risk Management, Inc., a Minnesota corporation (Nasdaq: HRMI) ("HRM"), which provided for the acquisition of HRM by the Company in a merger transaction (the "HRM Merger"). In March 1997, the Company and HRM mutually agreed to terminate the Merger Agreement due to unexpected delays and the parties' unwillingness to consummate a transaction that might be of less value and dilutive to their respective shareholders in the near term. In connection with the termination, in March 1997 the Company purchased 200,000 shares of HRM common stock, representing approximately 4.5% of HRM shares outstanding at that time, at a price of $12.50 per share. These shares are not registered under federal or state securities laws and are subject to restrictions on transfer. HRM provides comprehensive, integrated health care management, information, and health benefit administration services to employers, insurance companies, unions, HMOs, PPOs, physician hospital organizations, hospitals, and governmental units in the United States and Canada.

COMPETITION

      The Company faces competition and potential competition from traditional indemnity insurance carriers, Blue Cross/Blue Shield organizations, managed care organizations, third party administrators, utilization review companies, risk management companies, and health care information companies. The Company competes principally on the basis of the price and quality of services. Many large insurers have actively sought the claims administration business of self-funded programs and have begun to offer services similar to the services offered by the Company. Many of the Company's competitors and potential competitors are considerably larger and have significantly greater resources than the Company.

EMPLOYEES

      The Company had approximately 3,100 employees on March 19, 1998. Except for some of the employees of American Benefit Plan Administrators, Inc., a Company subsidiary that administers Taft-Hartley plans, the Company's labor force is not unionized. The Company believes that its relationship with its employees is good.

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

ITEM 2. PROPERTIES

      The Company conducts its operations from its headquarters in Tampa, Florida. The Company's central data processing facilities are located in Tampa, Florida, Columbus, Ohio, and El Monte, California. The Company leases these facilities, as well as substantially all of its other locations. The Company believes that its facilities are adequate for its present and anticipated business requirements. In connection with the integration of its newly acquired businesses, the Company has begun consolidating redundant facilities, including data centers, and expects to continue this consolidation in 1998.

ITEM 3. LEGAL PROCEEDINGS

      During 1996 and 1997, the Company's Consolidated Group subsidiary underwent a DOL audit in which the DOL raised various questions about the application of ERISA to the way that Consolidated Group did business. The Company has responded to all outstanding concerns raised by the DOL in that audit. Although the DOL has not objected to the Company's responses, there can be no assurance that the DOL will not in the future take positions that could require changes to the way the Company operates or result in the imposition of administrative fines and penalties.

      The Company is involved in various claims arising in the normal course of business. In the opinion of the Company's management, although the outcomes of these claims are uncertain, in the aggregate they are not likely to have a material adverse effect on the Company's business, financial condition, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol HPS. The following table sets forth the high and low sales prices for each quarter during 1996 and 1997, as reported by the New York Stock Exchange for the periods indicated.

      1997                                     HIGH         LOW
      ----                                     ----         ---

      Fourth quarter ........................  $22.1875     $18.9375
      Third quarter .........................  $22.125      $18.375
      Second quarter ........................  $19.250      $13.625
      First quarter .........................  $23.625      $15.375

      1996                                     HIGH         LOW
      ----                                     ----         ---

      Fourth quarter ........................  $24.500      $16.375
      Third quarter .........................  $26.875      $18.000
      Second quarter ........................  $29.250      $20.250
      First quarter .........................  $28.375      $22.625

     The Company paid quarterly dividends on its Common Stock of 12.5 cents per share (or 50 cents per share on an annualized basis) for the second, third, and fourth quarters of 1997. Pursuant to the Company's May 17, 1996 credit agreement with its lenders, as amended, in each year beginning in 1998 the Company may increase the amount of dividend payments by up to five cents per share on an annualized basis without the consent of the agent for its lenders. There were 447 holders of record of the Company's Common Stock as of March 16, 1998. The Company believes that there is a significantly greater number of beneficial owners that hold the Company's Common Stock in a street name.

ITEM 6. SELECTED FINANCIAL DATA

                     SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

   The selected historical financial data set forth below have been derived from the audited consolidated financial statements of the Company at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996, and 1995, and have been derived from the audited financial statements of the Company at December 31, 1994 and the three months ended December 31, 1994 and the Predecessor Company at September 30, 1994 and December 31, 1993 and for the nine months ended September 30, 1994 and the year ended December 31, 1993 not included herein. The report of Price Waterhouse LLP, independent accountants of the Company, on the consolidated financial statements of the Company at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996, and 1995 appears elsewhere in this Form 10-K. Selected historical financial data of the Company should be read in conjunction with the related financial statements and notes thereto appearing elsewhere in this Form 10-K. The pro forma selected financial data are not necessarily indicative of actual results of financial position that would have been achieved had the acquisition of HPSI ("the Acquisition") been completed as of January 1, 1994, nor are the statements necessarily indicative of the Company's future results of operations or financial position.

                                                                                                      PREDECESSOR
                                                         THE COMPANY                                   COMPANY (1)
                              --------------------------------------------------------------     ----------------------
                                                                       PRO FORMA     THREE        NINE
                                YEAR           YEAR          YEAR         YEAR       MONTHS      MONTHS         YEAR
                               ENDED          ENDED         ENDED        ENDED       ENDED        ENDED         ENDED
                              DEC. 31,       DEC. 31,      DEC. 31,     DEC. 31,    DEC. 31,     SEPT. 30,     DEC. 31,
                                1997          1996          1995        1994(3)       1994         1994         1993
                              --------     ----------     ---------    ---------    --------     ---------    ---------
STATEMENT OF INCOME DATA:
Revenues ................     $283,349     $ 193,839      $100,250     $107,178     $ 25,233      $81,945     $113,863
Expenses:
Agent commissions .......       65,674        48,507        36,100       43,260       10,047       33,213       48,380
Other operating
  expenses ..............      172,577       117,236        44,133       45,734       10,303       42,138       49,270
Contract
  commitments ...........         --           2,685          --          3,623        3,623         --           --
Restructure charge ......        1,374         1,425          --           --           --           --           --
Integration
  expense ...............        4,885         7,804          --           --           --           --           --
Loss on impairment
  of goodwill ...........         --          13,710          --           --           --           --           --
Equity in loss of
  joint venture .........        2,850          --            --           --           --           --           --
Depreciation and
  amortization ..........       15,917        10,548         4,386        3,517          870        3,347        4,053
Income (loss) from
  operations ............       20,072        (8,076)       15,631       11,044          390        3,247       12,160
Net income (loss)  ......     $ 10,796     $  (6,716)     $  9,535     $  6,467     $    231      $ 1,747     $  6,960
                              --------     ---------      --------     --------     --------      -------     --------
Dividends on
  redeemable
  preferred
  stock .................         --            --             285         --            285
Net income (loss)
  attributable
  to Common
  Stock .................     $ 10,796     $  (6,716)     $  9,250     $  6,467     $    (54)
                              --------     ---------      --------     --------     --------
Basic net income
  (loss)
  per share .............     $   0.72     $   (0.47)     $   0.82
Pro forma net
  income
  per share (2) .........                                 $   0.71     $   0.69     $   0.03
Diluted net income
  (loss)
  per share .............     $   0.71     $   (0.47)     $   0.84
Dividends declared
  per share
  of common stock .......     $   0.38           --           --
Average common
  shares
  outstanding
     Basic ..............       15,004        14,181        11,316
     Pro forma (2) ......                                   13,414        9,339        9,339
     Diluted ............       15,164        14,317        11,380

                                                                         PRO FORMA
                                DEC. 31,       DEC. 31,      DEC. 31,     DEC. 31,      DEC. 31,   SEPT. 30,     DEC. 31,
                                 1997           1996          1995        1994(3)         1994       1994          1993
                              ----------     ----------     ---------    ---------     ---------  ----------   ----------
Working capital
  (deficit) .............     $ (29,842)     $ (26,929)     $ 23,013     $(16,050)     $(16,050)  $ (17,742)   $ (21,993)
Total assets ............       243,324        244,701       112,667       53,189        53,189      27,884       31,851
Total debt ..............        43,694         62,298         1,282        1,300         1,300       1,254        1,450
Redeemable
  preferred stock
  (Series A & B),
  including accrued
  dividends .............          --             --            --           --          19,285        --           --
Common
  stockholders'
  equity (divisional
  equity)  ..............       116,566        108,783        80,966       20,292         1,007       2,170          634

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

(3) Gives effect to the Acquisition and the Recapitalization as if such transactions had occurred on January 1, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The following is a discussion of changes in the consolidated results of operations of the Company for the years ended December 31, 1997, 1996, and 1995.

     The Company is an outsourcing company that administers health and other benefit plans for large, self-funded companies and for payors (insurance companies, HMOs, and other risk-takers) that have elected to outsource sales support, distribution, and "back-office" administrative services.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to the Company's revenue for such periods.

                                              FOR THE YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                             1997         1996           1995
                                           -------       -------        -------
Total revenues .......................     100.0 %       100.0 %        100.0 %
                                           -------       -------        -------
Expenses:
  Agent commissions ..................      23.2 %        25.0 %         36.0 %
  Personnel ..........................      39.9 %        37.3 %         25.4 %
  General and administrative .........      19.4 %        21.5 %         16.8 %
  Pre-operating and contract
    start-up costs ...................       0.1 %         0.4 %          1.7 %
  Contract commitments ...............         -           1.4 %            -
  Restructure charge .................       0.5 %         0.7 %            -
  Integration ........................       1.7 %         4.0 %            -
  Loss on impairment of
    goodwill .........................         -           7.1 %            -
  Depreciation and amortization ......       5.6 %         5.4 %          4.4 %
                                            ------       -------         ------

      Total expenses .................      90.4 %       102.8 %         84.3 %
                                            ------       -------         ------
Income (loss) before interest
    expense, equity in
    loss of joint venture, and
    income taxes .....................       9.6 %        (2.8)%         15.7 %

Interest expense .....................       1.5 %         1.4 %          0.1 %
Equity in loss of
    joint venture ....................       1.0 %           -              -
                                            ------       -------         ------
Income (loss) before
    income taxes .....................       7.1 %        (4.2)%         15.6 %
Provision (benefit) for
    income taxes .....................       3.3 %        (0.7)%          6.1 %
                                            ------       -------         ------

Net income (loss) ....................       3.8 %        (3.5)%          9.5 %
                                            ======       =======         ======

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues for the year ended December 31, 1997 increased $89.5 million, or 46.2%, to $283.3 million from $193.8 million in 1996. This increase resulted primarily from the inclusion of an additional six months of revenues, $71.6 million, from the Company's acquisition of Consolidated Group and Harrington (effective July 1, 1996). Revenues from the Company's base business (revenues exclusive of above acquisitions) increased by $17.9 million compared to the same period in 1996. This increase was primarily a result of the Company's assumption of the TMG block of business.

     Agent commission expense for the year ended December 31, 1997 increased $17.2 million, or 35.4%, to $65.7 million from $48.5 million in 1996. This increase resulted primarily from the inclusion of an additional six months of commissions of $7.1 million related to the Company's 1996 acquisitions. The Company's commissions as a percentage of operating revenues declined from 25.3% in 1996 to 23.3% in 1997, as self-funded customer revenues represented a greater percentage of the Company's total revenues. Traditionally, self-funded customer commissions represent a lower percent of revenues than fully-insured customer commissions.

      Personnel expense for the year ended December 31, 1997 increased $40.9 million to $113.1 million, or 56.7%, from $72.2 million in 1996. Of this increase, $34.5 million was attributable to a full year of personnel expenses from the Company's 1996 acquisitions. The Company's personnel expense as a percentage of total revenues increased to 39.9% in 1997 from 37.3% in 1996. This was primarily due to the full-year impact of the Harrington acquisition and the more labor-intensive nature of the self-funded customers.

      General and administrative expense for the year ended December 31, 1997 increased $13.4 million, or 32.2%, to $55.0 million from $41.6 million in 1996. Of this increase, $14.3 million is attributable to a full year of expenses from the Company's 1996 acquisitions being included in the Company's 1997 general and administrative expenses. The Company's general and administrative expense as a percentage of total revenue decreased to 19.4% in 1997 from 21.5% in 1996. This decline is primarily attributable to savings realized in postage, communications, professional services, and printing costs and the net recovery of $1.5 million from DGB in 1997.

      In 1997, the Company renegotiated its contracts with the Florida Community Health Purchasing Alliances ("CHPAs") and exited the Kentucky alliance and Washington alliance businesses. The Company closed its Lexington, Kentucky office at the end of the contract term. As a result of the Kentucky office closure, the Company recognized a one-time, non-recurring charge to general and administrative expense of $0.2 million. No contract commitment expense for the alliance business was recognized by the Company in 1997.

      The Company incurred $1.4 million in restructuring costs for the year ended December 31, 1997. These costs reflect employee terminations and the abandonment of property and equipment associated with transferring functions from the Company's Framingham, Massachusetts office.

      Integration expense for the year ended December 31, 1997 was $4.9 million. Of this expense, $3.2 million related to the integration of information systems used by the TMG, Consolidated Group, and Harrington businesses, while $1.7 million represented other costs associated with transferring functions from certain of the Company's offices, the consolidation of treasury functions, and employee relocations.

      Depreciation and amortization expense for the year ended December 31, 1997 increased $5.4 million, or 51.4%, to $15.9 million from $10.5 million in 1996. Of this increase, $4.5 million related to a full year of depreciation and amortization from the Company's acquisition of Consolidated Group and Harrington. Additionally, the Company recognized a $0.4 million acceleration of amortization for internally developed software related to the Company's exiting the Kentucky alliance in 1997.

      Interest expense for the year ended December 31, 1997 increased to $4.2 million from $2.6 million in 1996. This increase reflects the fact that the Company's credit facility balance was outstanding for a full year in 1997, as opposed to six months in 1996.

      The Company recorded its 50% share of the $2.9 million loss incurred by SHPS for the period from inception to December 31, 1997, which was principally the result of a charge of $2.8 million for the write-off of purchased research and development associated with the acquisition of OMS by SHPS.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

      Revenues for the year ended December 31, 1996 increased $93.5 million, or 93.2%, to $193.8 million from $100.3 million in 1995. This increase resulted primarily from additional revenues of $5.9 million, $6.7 million, $32.1 million, and $42.0 million from the Company's acquisitions of TPCM (effective September 1, 1995), DGB (effective October 1, 1995), Consolidated Group (effective July 1,
1996), and Harrington (effective July 1, 1996), respectively. Revenues from the Company's self-funded and alliance customers increased $2.1 million and $5.7 million, respectively, over 1995.

      Agent commission expense for the year ended December 31, 1996 increased $12.4 million, or 34.3%, to $48.5 million from $36.1 million in 1995. This increase resulted primarily from $12.6 million of additional commissions related to the Company's acquisitions of TPCM, DGB, Consolidated Group, and Harrington. The Company's commissions as a percentage of operating revenues declined from 36.8% in 1995 to 25.3% in 1996, as self-funded customer revenues represented a greater percentage of total revenues. Self-funded customer commissions (11.9% of 1996 total revenues) represent a lower percentage of revenues than fully-insured customer commissions (44.9% of 1996 total revenues).

      Personnel expense for the year ended December 31, 1996 increased $46.8 million to $72.2 million, or 184.3%, from $25.4 million in 1995. Of this increase, $41.3 million was attributable to the Company's acquisitions of TPCM, DGB, Consolidated Group, and Harrington. Personnel expense for the Company increased $5.5 million and was primarily related to additional salaries and wages, overtime, and temporary services related to new activities from the Company's alliance and self-funded customers, which are more labor-intensive than fully-insured customers.

      General and administrative expense for the year ended December 31, 1996 increased $24.6 million, or 144.7%, to $41.6 million from $17.0 million in 1995. Of this increase, $17.1 million was attributable to costs associated with the Company's acquisitions of TPCM, DGB, Consolidated Group, and Harrington. Costs for the Company increased by $7.6 million and were primarily attributable to telephone, postage, printing, and professional services related to the Company's business activities from alliance and self-funded customers.

      Contract commitment expense related to the recognition of losses on adverse contracts entered into by the Company in previous periods with state-sponsored health care purchasing alliances in Florida and North Carolina. These losses were the result of lower than anticipated growth in lives per case and the resulting excess of cost of service over revenue to be earned over the balance of the applicable contract periods. During 1996, the Company was unable to obtain concessions sufficient to offset the adverse results expected on the Florida and North Carolina contracts, resulting in the recognition of a loss of $2.7 million.

      Restructure charges resulted primarily from the Company's closure of its Memphis facility and downsizing of its corporate offices subsequent to the acquisitions of Consolidated Group and Harrington.

      The loss on partial impairment of goodwill reflected the write-down of the carrying value of goodwill originally recorded upon the Company's acquisitions of TPCM and DGB, which reflected their expected future discounted cash flows.

      Depreciation and amortization expense for the year ended December 31, 1996 increased $6.1 million, or 138.6%, to $10.5 million from $4.4 million in 1995. Of this increase, $5.2 million related to depreciation and amortization on the Company's acquisitions of TPCM, DGB, Consolidated Group, and Harrington ($3.2 million of which is the amortization of goodwill on the acquisitions being calculated on a straight-line basis over 25 years). An additional increase of $0.9 million was primarily attributable to the amortization of internally developed software for the Company's alliance administration.

LIQUIDITY AND CAPITAL RESOURCES

      On May 19, 1995, the Company completed an initial public offering which generated net proceeds of approximately $51.0 million. The proceeds from this offering, in conjunction with borrowings against the Company's Line of Credit, were used in the acquisitions of TPCM and DGB in 1995 and Consolidated Group and Harrington in 1996.

      The Company currently has a credit facility ("Line of Credit") with availability equal to three times trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). First Union National Bank of North Carolina serves as "agency bank" with respect to this facility. The credit facility contains provisions which require the Company to maintain certain minimum financial ratios and impose limitations on acquisition activity and capital spending. In 1997, the Company reduced its outstanding draw against the Line of Credit by $15 million. The outstanding draw was $40.0 million at December 31, 1997. The first principal payment under the Line of Credit is due on November 30, 1998. The Company has both the intent and ability to refinance its credit facility on a long-term basis.

      In the second quarter of 1997, the Company entered into an amendment of the terms of its Line of Credit to enable it to pay a quarterly dividend of up to $0.125 per share of the Company's capital stock (up to $0.50 per share on an annualized basis). The Company may increase this dividend by up to $0.05 per share on an annualized basis for each calendar year after 1997, without the consent of the agency bank. For 1997, the Company declared dividends totaling $5.6 million. These dividends were paid on July 14, 1997, October 15, 1997, and January 20, 1998.

      During the second quarter of 1997, the Board of Directors authorized the Company to use up to $20.0 million to support a share repurchase program, subject to the terms and conditions of a previously announced agreement with ADP. The Company began implementing this share repurchase program in 1998. Through March 16, 1998, the Company had acquired 172,600 shares under this program at a cost of approximately $4.0 million.

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

      On October 16, 1997, the Company and Provident announced that they had entered into an administrative services agreement. In connection with this agreement, the Company advanced Provident $5.0 million. In addition to service fees that the Company will retain from collected Provident premium, the Company will retain $85,000 of collected Provident premium per month during the first sixty months of the agreement. Under this agreement, in January 1998 Provident began outsourcing to the Company all of the policy issuance, billing, and claims services for the individual indemnity/PPO health insurance policies of Provident's life insurance subsidiaries.

      In December 1997, the Company sold contract rights and certain other assets of the former DGB business to DGB for cash totaling $4.3 million. The cash consideration, net of the sale of certain property and equipment ($0.1 million), the write-off of interest receivable on the escrow account ($0.4 million), and the write-off of goodwill associated with the DGB acquisition ($2.3 million), resulted in a net recovery of $1.5 million.

      In December 1997, the Company and Sykes Enterprises, Incorporated ("Sykes") formed Sykes HealthPlan Services, Inc. ("SHPS"). SHPS is owned 50 percent by each of the founding companies and will provide care management services, technology solutions, certain customer support services, and other outsourcing capabilities to the health care and insurance industries. The Company has agreed to invest up to $17 million in equity in SHPS, of which $5.0 million was invested during 1997. In addition, the Company has agreed to guarantee $37.5 million of SHPS' $75.0 million credit line.

      The Company spent $9.8 million for capital expenditures in 1997. Additionally, the Company incurred a cash outlay of $4.9 million in 1997 for integration costs related primarily to systems integration and the transfer of operations from the Company's Brookfield, Wisconsin and Framingham, Massachusetts offices. In the first two quarters of 1998, the Company expects to incur approximately $1.0 million of additional integration cost related to the consolidation of operations from its Framingham office.

      Based upon current expectations, the Company believes that all consolidated operating and financing activities for the foreseeable future will be met from internally generated cash flow from operations, available cash, or its existing Line of Credit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements required by this item are listed in Item 14(a)(1) and are submitted at the end of this Annual Report on Form 10-K. The Company is not required to file any supplementary data under this Item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The response to this item is included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1998, under "Proposal 1: Election of Directors," "Additional Information Concerning Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is herein incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The response to this item is included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1998, under "Compensation of Executive Officers" and "Additional Information Concerning Directors," and is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The response to this item is included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1998, under "Security Ownership of Certain Beneficial Owners and Management," and is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The response to this item is included in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1998, under "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions," and is herein incorporated by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)   The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Form 10-K starting at page F-1:

            Report of Independent Accountants

            Consolidated Balance Sheets - December 31,1997 and 1996

            Consolidated Statements of Operations - Years ended December 31, 1997, 1996, and 1995

            Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1997, 1996, and 1995

            Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996, and 1995

            Notes to Consolidated Financial Statements

      (2) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (3)   Exhibits included or incorporated herein:

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBITS
-------     -----------------------

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

2.6 Stock Purchase Agreement dated December 18, 1996 by and among Noel Group, Inc., Automatic Data Processing, Inc., and the Company (incorporated by reference to the Noel Group, Inc.'s Current Report on Form 8-K dated February 7, 1997).

2.7 Shareholder Agreement by and among Sykes Enterprises, Incorporated and the Company dated December 18, 1997, and Amendment to Shareholder Agreement dated February 28, 1998.

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 Registration Statement #333-07631 filed with respect to the HealthPlan Services Corporation 1996 Employee Stock Option Plan on July 3, 1996).

3.2 By-laws, as amended (incorporated by reference to Exhibit 3.2 to the Company's 1996 Annual Report on Form 10-K, filed on March 31, 1997).

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

10.4 Agreements relating to MetraHealth business (originally written with The Travelers Insurance Company) (incorporated by reference to
            Exhibit 10.4 to the Company's 1996 Annual Report on Form 10-K, filed on March 31, 1997):

            (a) Administrative Services Agreement dated November 1, 1989 between The Travelers Insurance Company and Consolidated Group, Inc.

            (b) Claims Administration Agreement dated November 1, 1989 between The Travelers Insurance Company and Consolidated Group Claims, Inc.

10.5        HealthPlan Services Corporation 1996 Employee Stock Option
            Plan (compensatory plan) (incorporated by reference to Exhibit 10.6 to the Company's 1996 Annual Report on Form 10-K, filed on March 31,
            1997).

10.6 Amended and Restated HealthPlan Services Corporation 1996 Employee Stock Option Plan (compensatory plan) (incorporated by reference to
            Exhibit 4.3 to the Company's Form S-8 Registration Statement #333-31913, filed on July 23, 1997).

10.7 HealthPlan Services Corporation 1995 Incentive Equity Plan (compensatory plan) (incorporated by reference to Exhibit 10.7 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

10.8 1995 HealthPlan Services Corporation Directors Stock Option Plan (compensatory plan) (incorporated by reference to Exhibit 10.10 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

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

            (c) Second Amendment to Leases dated April 30, 1995 between Concourse Center Associates Limited Partnership and the Company (Concourse Centers I and II, Tampa, Florida) (incorporated by reference to Exhibit 10.13(g) to the Company's Annual Report on Form 10-K, filed on March 29, 1996).

            (d) Amended, Consolidated and Restated Lease dated January 1, 1987 between Consolidated Group, Inc. and Consolidated Group Service Company Limited Partnership, as amended by First Amendment dated May 23, 1990, and by Second Amendment dated March 27, 1996 (incorporated by reference to Exhibit 10.14(d) to the Company's 1996 Annual Report on Form 10-K, filed on March 31, 1997).

            (e) Third Amendment to Amended Consolidated and Restated Lease between Consolidated Group Service Company Limited Partnership and HealthPlan Services, Inc., dated February 26, 1998.

10.15 (a) Credit Agreement dated as of May 17, 1996 by and between the Company, First Union National Bank of North Carolina, and other lenders named therein, as amended by the First Amendment thereto dated July 1, 1996, and the Second Amendment thereto dated September 26, 1996 (incorporated by reference to Exhibit 10.15 to the Company's 1996 Annual Report on Form 10-K filed on March 31, 1997).

            (b)  Letter Agreement regarding Credit Agreement, dated March 28,
                 1997.

            (c)  Third Amendment to Credit Agreement, dated May 6, 1997.

            (d)  Fourth Amendment to Credit Agreement, dated June 13, 1997.

            (e)  Fifth Amendment to Credit Agreement, dated October 30, 1997.

            (f)  Sixth Amendment to Credit Agreement, dated March 17, 1998.

10.16 Employment and Noncompetition Agreement, dated June 25, 1996 by and between R.E. Harrington, Inc. and Robert R. Parker (management contract) (incorporated by reference to Exhibit 10.19 to the Company's 1996 Annual Report on Form 10-K filed on March 31, 1997).

10.17 Deferred Compensation Agreement between R. E. Harrington, Inc. and Robert R. Parker, dated May 15, 1987 (compensatory plan).

10.18 Employment and Noncompetition Agreement dated July 1, 1996 by and between Consolidated Group, Inc. and Timothy T. Clifford (management contract) (incorporated by reference to Exhibit 10.20 to the Company's 1996 Annual Report on Form 10-K filed on March 31, 1997).

10.19 Amended and Restated HealthPlan Services Corporation 1997 Directors Equity Plan (compensatory plan) (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement #333-31915, filed on July 23, 1997).

10.20 HealthPlan Services Corporation 1997 Officer Bonus Plan Summary (compensatory plan).

10.21 Administrative Services and Business Transfer Agreement between the Company and TMG Life Insurance Company, dated December 4, 1996.

11.1 Statement regarding computation of per share earnings: not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

21.1        Subsidiaries of the registrant.

23.1        Consent of Price Waterhouse LLP.

27.1        Financial Data Schedule.

(b) The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 1997.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on the 30th day of March, 1998.

                                  HEALTHPLAN SERVICES CORPORATION

                                  By: /s/ JAMES K. MURRAY, JR.
                                          --------------------------------------
                                          James K. Murray, Jr.,
                                          Chief Executive Officer and
                                          Chairman of the Board (Principal
                                          Executive Officer)

                                  By: /s/ DONALD W. GOULD, JR.
                                          --------------------------------------
                                          Donald W. Gould, Jr.,
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William L. Bennett, James K. Murray, Jr. and Joseph S. DiMartino his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him or her in his or her name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                        TITLE                           DATE
---------                        -----                           ----

/s/ JAMES K. MURRAY, JR.         Chief Executive Officer;        March 30, 1998
    -----------------------      and Chairman of the
    James K. Murray, Jr.         Board (Principal Executive
                                 Officer)

/s/ WILLIAM L. BENNETT           Vice Chairman of the            March 30, 1998
    -----------------------      Board; Director
    William L. Bennett

    -----------------------      Director
    Joseph A. Califano, Jr.

/s/ JOSEPH S. DIMARTINO          Director                        March 30, 1998
    -----------------------
    Joseph S. DiMartino

/s/ VINCENT D. FARRELL, JR.      Director                        March 30, 1998
    -----------------------
    Vincent D. Farrell, Jr.

SIGNATURE                        TITLE                           DATE
---------                        -----                           ----

/s/ JOHN R. GUNN                 Director                        March 30, 1998
    -----------------------
    John R. Gunn

/s/ NANCY M. KANE                Director                        March 30, 1998
    -----------------------
    Nancy M. Kane

/s/ DAVID NIERENBERG             Director                        March 30, 1998
    -----------------------
    David Nierenberg

/s/ JAMES G. NIVEN               Director                        March 30, 1998
    -----------------------
    James G. Niven

/s/ MARC I. PERKINS              Director                        March 30, 1998
    -----------------------
    Marc I. Perkins

/s/ TREVOR G. SMITH              Director                        March 30, 1998
    -----------------------
    Trevor G. Smith

/s/ JAMES F. CARLIN              Director                        March 30, 1998
    -----------------------
    James F. Carlin

/s/ ARTHUR F. WEINBACH           Director                        March 30, 1998
    -----------------------
    Arthur F. Weinbach

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of
HealthPlan Services Corporation

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of HealthPlan Services Corporation and its Subsidiaries (the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Tampa, Florida
March 18, 1998

                         HEALTHPLAN SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                          DECEMBER 31,
                                                                                -------------------------------
                                                                                   1997                1996
                                                                                -----------         -----------
                                ASSETS
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .          $     1,545         $     3,725
  Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . .               11,256              10,062
  Accounts receivable, net of allowance for doubtful
      accounts of $150 and $99, respectively   . . . . . . . . . . . .               28,900              17,899
  Refundable income taxes  . . . . . . . . . . . . . . . . . . . . . .                1,843               6,083
  Prepaid expenses and other current assets  . . . . . . . . . . . . .                3,071               4,245
  Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,085               4,481
                                                                                -----------         -----------
          Total current assets . . . . . . . . . . . . . . . . . . . .               49,700              46,495
Property and equipment, net  . . . . . . . . . . . . . . . . . . . . .               23,235              21,102
Other assets, net of accumulated amortization
      of $689 and $443, respectively . . . . . . . . . . . . . . . . .                2,908               2,182
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .                4,008               8,327
Notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .                6,334               6,389
Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                7,595               3,685
Intangible assets, net   . . . . . . . . . . . . . . . . . . . . . . .              149,544             156,521
                                                                                -----------         -----------
          Total assets   . . . . . . . . . . . . . . . . . . . . . . .          $   243,324          $  244,701
                                                                                ===========          ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .          $    13,502          $   20,905
  Premiums payable to carriers . . . . . . . . . . . . . . . . . . . .               39,601              19,018
  Commissions payable. . . . . . . . . . . . . . . . . . . . . . . . .                5,484               4,880
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . .                2,015               1,560
  Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . .               18,555              24,344
  Current portion of long-term notes payable . . . . . . . . . . . . .                  385               2,717
                                                                                -----------         -----------
           Total current liabilities . . . . . . . . . . . . . . . . .               79,542              73,424
Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               43,309              59,581
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  982                   -
Other long-term liabilities  . . . . . . . . . . . . . . . . . . . . .                2,925               2,913
                                                                                -----------         -----------
           Total liabilities   . . . . . . . . . . . . . . . . . . . .              126,758             135,918
                                                                                -----------         -----------

Commitments and contingencies (Notes 8, 11, and 12)

Stockholders' equity:
   Common stock voting, $0.01 par value, 100,000,000 authorized,
     15,038,033 issued and outstanding at December 31, 1997 and,
     14,974,126 at December 31, 1996                                                    150                 150
   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .              107,325             106,153
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .                7,671               2,480
   Unrealized appreciation on investments available for sale . . . . .                1,420                   -
                                                                                -----------         -----------
           Total stockholders' equity. . . . . . . . . . . . . . . . .              116,566             108,783
                                                                                -----------         -----------
           Total liabilities and stockholders' equity. . . . . . . . .          $   243,324          $  244,701
                                                                                ===========          ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                    1997                1996               1995
                                                                 -----------        -----------       -------------
Operating revenues . . . . . . . . . . . . . . . . . . . .       $   281,644        $   191,493       $      98,187
Interest income . . . . . . . . . . . .  . . . . . . . . .             1,705              2,346               2,063
                                                                 -----------        -----------       -------------
        Total revenues . . . . . . . . . . . . . . . . . .           283,349            193,839             100,250

Expenses:
   Agent commissions . . . . . . . . . . . . . . . . . . .            65,674             48,507              36,100
   Personnel . . . . . . . . . . . . . . . . . . . . . . .           113,071             72,209              25,433
   General and administrative  . . . . . . . . . . . . . .            54,973             41,614              16,967
   Pre-operating and contract start-up costs . . . . . . .               360                812               1,664
   Contract commitments  . . . . . . . . . . . . . . . . .                 -              2,685                   -
   Restructure charge  . . . . . . . . . . . . . . . . . .             1,374              1,425                   -
   Integration . . . . . . . . . . . . . . . . . . . . . .             4,885              7,804                   -
   Loss on impairment of goodwill  . . . . . . . . . . . .                 -             13,710                   -
   Depreciation and amortization   . . . . . . . . . . . .            15,917             10,548               4,386
                                                                 -----------        -----------       -------------
        Total expenses . . . . . . . . . . . . . . . . . .           256,254            199,314              84,550
                                                                 -----------        -----------       -------------
   Income (loss) before interest expense, equity in
     loss of joint venture, and income taxes . . . . . . .            27,095            (5,475)              15,700

   Interest expense  . . . . . . . . . . . . . . . . . . .             4,173              2,601                  69
   Equity in loss of joint venture . . . . . . . . . . . .             2,850                  -                   -
                                                                 -----------        -----------       -------------

   Income (loss) before income taxes . . . . . . . . . . .            20,072             (8,076)             15,631
   Provision (benefit) for income taxes. . . . . . . . . .             9,276             (1,360)              6,096
                                                                 -----------        -----------       -------------

        Net income (loss)  . . . . . . . . . . . . . . . .       $    10,796        $    (6,716)      $       9,535
                                                                 ===========        ===========       =============

   Dividends on Redeemable
        Preferred Stock  . . . . . . . . . . . . . . . . .       $         -        $         -       $         285
                                                                 ===========        ===========       =============

   Net income (loss) attributable to
        common stock . . . . . . . . . . . . . . . . . . .       $    10,796        $    (6,716)      $       9,250
                                                                 ===========        ===========       =============

   Basic net income (loss) per share . . . . . . . . . . .       $      0.72        $     (0.47)      $        0.82
                                                                 ===========        ===========       =============

   Basic weighted average
        shares outstanding . . . . . . . . . . . . . . . .            15,004             14,181              11,316
                                                                 ===========        ===========       =============

   Basic pro forma net income per share  . . . . . . . . .                                            $        0.71
                                                                                                      =============

   Basic pro forma weighted average
        shares outstanding . . . . . . . . . . . . . . . .                                                   13,414
                                                                                                      =============

   Diluted income (loss) per share . . . . . . . . . . . .       $      0.71        $     (0.47)      $        0.84
                                                                 ===========        ===========       =============

   Diluted weighted average
        shares outstanding . . . . . . . . . . . . . . . .            15,164             14,317              11,380
                                                                 ===========        ===========       =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                UNREALIZED
                                                                                               APPRECIATION
                                      NON-                                                          ON
                                     VOTING       VOTING       ADDITIONAL                      INVESTMENTS
                                     COMMON       COMMON        PAID-IN           RETAINED      AVAILABLE
                                     STOCK        STOCK         CAPITAL           EARNINGS       FOR SALE         TOTAL
                                     ------      -------       ----------        ---------     -------------    ---------
Balance at December 31, 1994 .        $ 80         $--         $     981         $    (54)        $ --          $   1,007

Issuance of
  management stock ...........         --           --                30             --             --                 30
Unvested interest in
  management stock ...........         --           --               (27)            --             --                (27)
Vesting of management
  stock ......................         --           --               330             --             --                330
Net proceeds of initial
  public offering ............         --            40           50,766             --             --             50,806
Conversion of Non-Voting
  Common Stock to
    Voting
  Common Stock ...............         (80)          80             --               --             --               --
Exchange of Redeemable
  Preferred Stock
    Series A and Series B
    for Common Stock .........         --            14           19,556             --             --             19,570
Dividends on Redeemable
Preferred Stock ..............         --           --              --               (285)          --               (285)
Net Income ...................         --           --              --              9,535           --              9,535
                                      ---          ----        ---------         --------         ------        ---------
Balance at December 31, 1995 .        $--          $134        $  71,636         $  9,196         $ --          $  80,966

Vesting  of
  management stock ...........         --           --               456             --             --                456
Issuance of 11,400 shares in
  connection with stock
  option plans ...............         --           --               160             --             --                160
Issuance of 1,400,110 shares
  in connection
  with acquisition of
  Harrington Services
  Corporation ................         --            14           30,088             --             --             30,102
Issuance of 160,957 shares to
  former affiliates of
  Consolidated Group, Inc. ...         --             2            3,700             --             --              3,702
Issuance of 6,302 shares in
  connection with the employee
  stock purchase plan ........         --           --               113             --             --                113
Net loss .....................         --           --              --             (6,716)          --             (6,716)
                                      ---          ----        ---------         --------         ------        ---------
Balance at December 31, 1996 .        $--          $150        $ 106,153         $  2,480         $ --          $ 108,783

Vesting of management stock ..         --           --               235             --             --                235
Issuance of 46,800
  shares in connection
  with stock option plans ....         --           --               655             --             --                655
Issuance of 14,569 shares
in connection with
  the employee stock
  purchase plan ..............         --           --               237             --             --                237
Issuance of 2,538 shares
  in connection with the
  directors compensation plan          --           --                45             --             --                 45
Cash  dividends declared .....         --           --              --             (5,605)          --             (5,605)
Change in unrealized
  appreciation on investments
  available for sale .........         --           --              --               --            1,420            1,420
Net income ...................         --           --              --             10,796           --             10,796
                                      ---          ----        ---------         --------         ------        ---------
Balance at December 31, 1997 .        $--          $150        $ 107,325         $  7,671         $1,420        $ 116,566
                                      ===          ====        =========         ========         ======        =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     HEALTHPLAN SERVICES CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                           1997             1996                1995
                                                        ----------      -------------        -----------
Cash flows from operating activities:
   Net income (loss)                                    $   10,796      $      (6,716)       $     9,535
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation  . . . . . . .  . . . . . . . . . .          9,061              5,729              2,657
   Amortization . . . . . . . . . . . . . . . . . .          6,856              4,819              1,729
   Equity in loss of joint venture. . . . . . . . .          2,850                  -                  -
   Loss on impairment of goodwill . . . . . . . . .              -             13,710                  -
   Issuance of Common Stock to management . . . . .            235                456                332
   Deferred taxes . . . . . . . . . . . . . . . . .          6,697               (804)               935
Changes in assets and liabilities, net of effect
 from acquisitions and dispositions:
   Restricted cash. . . . . . . . . . . . . . . . .         (1,194)            (9,057)             1,807
   Accounts receivable. . . . . . . . . . . . . . .        (10,919)             1,415               (702)
   Refundable income taxes  . . . . . . . . . . . .          4,240             (5,043)            (1,041)
   Prepaid expenses and other current assets. . . .            960               (286)               136
   Other assets . . . . . . . . . . . . . . . . . .         (1,138)               565               (188)
   Accounts payable . . . . . . . . . . . . . . . .         (7,316)            13,049                643
   Premiums payable to carriers . . . . . . . . . .         20,583              1,809             (1,262)
   Commissions payable  . . . . . . . . . . . . . .            604                338                (12)
   Deferred revenue . . . . . . . . . . . . . . . .            455               (490)            (1,018)
   Accrued liabilities. . . . . . . . . . . . . . .         (8,894)             1,229             (4,340)
   Income taxes payable . . . . . . . . . . . . . .              -                (54)              (135)
                                                        ----------      -------------        -----------
          Net cash provided by operating activities         33,876             20,669              9,076
                                                        ----------      -------------        -----------
Cash flows from investing activities:
   Purchases of property and equipment. . . . . . .         (9,837)            (5,731)            (5,286)
   Sales (purchases) of short-term
      investments, net. . . . . . . . . . . . . . .              -             36,723            (36,723)
   Cash paid for acquisitions, net of cash acquired              -            (89,484)           (17,403)
   Payment for purchase of The Mutual Group block
      of business . . . . . . . . . . . . . . . . .        (1,623)                 -                  -
   Payment for Provident American contract rights .           (707)                 -                  -
   Proceeds from sale of assets . . . . . . . . . .          2,780                  -                  -
   Purchases of investments . . . . . . . . . . . .         (5,341)            (3,311)                 -
   Proceeds from note receivable. . . . . . . . . .          6,388                  -                  -
   Purchases of notes receivable. . . . . . . . . .         (6,334)            (6,388)                 -
                                                        ----------      -------------        -----------
          Net cash used in investing activities . .        (14,674)           (68,191)           (59,412)
                                                        ----------      -------------        -----------
Cash flows from financing activities:
   Net (payments) borrowings under line
      of credit                                            (15,000)            55,000                  -
   Payments on other debt . . . . . . . . . . . . .         (3,593)           (12,466)               (35)
   Cash dividends paid. . . . . . . . . . . . . . .         (3,726)                 -                  -
   Net proceeds from initial public offering of
      Common Stock  . . . . . . . . . . . . . . . .              -                  -             50,806
   Proceeds from exercise of stock options  . . . .            655                160                  -
   Proceeds from Common Stock issued. . . . . . . .            282              3,815                  -
                                                        ----------      -------------        -----------
          Net cash (used in) provided by
            financing activities  . . . . . . . . .        (21,382)            46,509             50,771
                                                        ----------      -------------        -----------
Net (decrease) increase in cash and cash
   equivalents  . . . . . . . . . . . . . . . . . .         (2,180)            (1,013)               435
Cash and cash equivalents at beginning of period  .          3,725              4,738              4,303
                                                        ----------      -------------        -----------
Cash and cash equivalents at end of period. . . . .     $    1,545      $       3,725        $     4,738
                                                        ==========      =============        ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest . . . . . . . . . . . . .     $    4,900      $       1,573        $        65
                                                        ==========      =============        ===========
   Net (refunds received) cash paid for
     income taxes . . . . . . . . . . . . . . . . .     $     (838)     $       4,968        $     6,321
                                                        ==========      =============        ===========
Supplemental disclosure of noncash activities:
   Dividends declared but unpaid  . . . . . . . . .     $    1,879      $           -        $         -
                                                        ==========      =============        ===========
   Exchange of Redeemable Preferred Stock
       Series A and Series B for Common Stock . . .     $        -      $           -        $    19,570
                                                        ==========      =============        ===========
   Common Stock issued for purchase of
       Harrington Services Corporation. . . . . . .     $        -      $      30,102        $         -
                                                        ==========      =============        ===========
   Dividends on Redeemable Preferred Stock. . . . .     $        -      $           -        $       285
                                                        ==========      =============        ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

HEALTHPLAN SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND ORGANIZATION

     HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, the "Company") is an outsourcing company that administers health and other benefit plans for large, self-funded companies and for payors (insurance companies, health maintenance organizations ("HMOs"), and other risk-takers) that have elected to outsource sales support, distribution, and "back-office" administrative services. The Company provides these services to approximately 120,000 small businesses, plan holders, and self-funded organizations, covering approximately 3.0 million members in the United States. The Company functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

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

     CONSOLIDATION

     The consolidated financial statements include the accounts of HealthPlan Services Corporation and its wholly owned subsidiaries. The Company's 50% owned joint venture investment is accounted for using the equity method. All intercompany transactions and balances have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are defined as highly liquid investments that have original maturities of three months or less.

     RESTRICTED CASH

     The Company established a bank account for the sole purpose of administering the contracts with the Florida Community Health Purchasing Alliances. This cash may be withdrawn only to meet current obligations connected with servicing these contracts.

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

                                                                 YEARS
                                                              ----------
        Building                                                      30
        Furniture and fixtures                                      3-10
        Computers and equipment                                      2-5
        Computer software                                              3
        Leasehold improvements                                Lease term

     PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist primarily of prepaid commissions (paid to certain agents at the initiation of a policy), rent, insurance, postage, and repair and maintenance contracts.

     INVESTMENTS

     As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The effect of SFAS 115 is dependent upon classification of the investment. As the Company's investments in Health Risk Management, Inc. ("HRM") and Medirisk, Inc. ("Medirisk") (see
     Note 8) are classified as available for sale, they are measured at fair market value. Any increase or decline in the value of investments is recorded as unrealized appreciation in the equity section of the balance sheet. The Company recognizes gains based on average costs.

     Investments in common stock and joint ventures in which the Company exercises significant influence but lacks control are accounted for on the equity basis. Under the equity method, the Company records its proportionate share of income and loss of each investment.

     INTANGIBLES AND IMPAIRMENT OF LONG-LIVED ASSETS

     The excess of cost over the fair value of net assets acquired is recorded as goodwill and amortized on a straight-line basis over 25 years. The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company compares the expected future undiscounted cash flows to the carrying values of the long-lived assets at the lowest level of identifiable cash flows. When the expected future undiscounted cash flows are less than the carrying amount, the asset is written down to its estimated fair value. The Company calculates estimated fair value as the discounted future value of anticipated cash flows (see Note 6).

     Other intangibles, such as contract rights, are amortized over either the term or expected life of the contracts, generally 5-7 years.

     OTHER ASSETS

     Other assets includes loan origination fees which are amortized over the terms of the respective agreements.

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

     INTEGRATION EXPENSE

     Certain costs amounting to $3.2 million incurred by the Company in 1997 relative to the post-acquisition integration of information systems at Consolidated Group, Inc. and an affiliated company (collectively, "Consolidated Group") and Harrington Services Corporation, together with its direct and indirect wholly owned subsidiaries ("Harrington") as well as the post-assumption integration of information systems for the group operations of TMG Life Insurance Company's Employee Benefits division ("TMG block of business") were recorded as integration expense. Other non-information systems costs amounting to $1.7 million for items such as the closing of certain of the Company's offices, consolidation of treasury functions, and employee relocations have also been recorded as integration expense.

     Certain costs amounting to $6.9 million incurred by the Company in 1996 in relation to the post-acquisition integration of information systems at Consolidated Group and Harrington are recorded as integration expense. Other non-information systems costs amounting to $0.9 million for items such as travel, recruiting, and moving have also been recorded as integration expense.

     RESTRUCTURE CHARGES

     In 1997, the Company recorded a charge of $1.4 million to reflect the cost of exiting its Framingham, Massachusetts office. This charge reflected the cost of terminating employees and abandoning property and equipment. The Company's restructure plan included the elimination of approximately 150 jobs in management, administration, and information systems. The administration and claims services historically performed in Framingham were assumed in the Company's Tampa, Florida and Merrimack, New Hampshire offices.

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

     In 1996, the Company recorded a restructure charge of $1.4 million to reflect the cost of exiting certain excess office space ($0.7 million) and terminating employees ($0.7 million). The Company's restructure plan was for the elimination of an estimated 80 jobs in management, claims administration, and information systems operations in its Tampa and Memphis offices. Seventy-seven employees were actually terminated.

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

     EARNINGS PER SHARE

     During 1997, Statement on Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," was issued. SFAS 128 was effective for the year ending December 31, 1997 and required a restatement of previously reported earnings per share. Under SFAS 128, "basic" earnings per share replaced the reporting of "primary" earnings per share. Basic earnings per share is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" earnings per share replaced "diluted" earnings per share under SFAS 128. The calculation of diluted earnings per share is similar to that of fully diluted earnings per share under previous accounting pronouncements.

     Basic Pro Forma earnings per share was computed based on the weighted average number of common shares outstanding during the period after giving retroactive effect for the mandatory conversion of the Company's Redeemable Series A and Series B Preferred Stock which occurred upon completion of the Company's initial public offering as well as the shares issued at the time of that offering.

     Primary earnings per share was not materially different from basic earnings per share for the years ended December 31, 1996 and 1995.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year's presentation. These amounts do not have a material impact on the financial statements taken as a whole.

     STOCK-BASED COMPENSATION

     The Company applies the intrinsic value method currently prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") and discloses the pro forma effects of the fair value based method, as prescribed by Statement of Financial Accounting Standards No. 123 ("SFAS 123").

     DERIVATIVE FINANCIAL INSTRUMENTS

     As a matter of policy, the Company does not engage in derivatives trading or market-making activities. Rather, derivative financial instruments including interest rate swaps are used by the Company principally in the management of its interest rate exposures. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The fair values of the swap agreements are not recognized in the consolidated financial statements since they are accounted for as hedges.

     ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized and not recognized in the consolidated statements of financial condition.

     The Company's investments, which are readily marketable, are carried at market value.

     Management estimates that the aggregate net fair value of other financial instruments recognized on the consolidated statements of financial condition (including cash and cash equivalents, receivables and payables, and short-term borrowings) approximates their carrying value, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to repricing.

     The Company's only financial instruments not reflected at estimated market value are its two interest rate swaps (see Note 9). The unrecorded fair value of these swaps as of December 31, 1997 was approximately $(675,000).

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

           Tangible assets acquired                 $ 19.7  million
           Goodwill                                   59.7  million
           Liabilities assumed                       (17.5) million
                                                    ---------------
                                                    $ 61.9  million
                                                    ===============

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

           Tangible assets acquired                 $ 27.7  million
           Goodwill                                   66.7  million
           Liabilities assumed                       (31.8) million
                                                    ---------------
                                                    $ 62.6  million
                                                    ===============

     DIVERSIFIED GROUP BROKERAGE

     On October 12, 1995, HealthPlan Services, Inc., a wholly owned subsidiary of the Company ("HPSI"), acquired substantially all of the assets and assumed certain liabilities of the third party administration business of Diversified Group Brokerage Corporation ("DGB"), effective as of October 1, 1995. The purchase price for the DGB business consisted of (i) approximately $5.1 million paid at closing and (ii) for the seven-year period following the closing date, semi-monthly payments based on the number of enrollees in accounts that were DGB accounts as of the closing date, to be reduced by any attrition of enrollees. HPSI placed $5.0 million in escrow, as required by the agreement to fund those payments, and the present value of those estimated payments was recorded as goodwill. Additionally, HPSI assumed approximately $1.0 million in liabilities related to this purchase. In December 1997, the Company sold the contracts and certain other assets to DGB for cash totaling $4.3 million. The cash consideration, net of the sale of certain property and equipment ($0.1 million), the write-off of interest receivable on the escrow account ($0.4 million), and the write-off of goodwill associated with the DGB acquisition ($2.3 million), resulted in a net recovery of $1.5 million.

     THIRD PARTY CLAIMS MANAGEMENT, INC.

     On August 31, 1995, HPSI acquired all of the issued and outstanding shares of capital stock of Third Party Claims Management, Inc. ("TPCM"). In connection with this acquisition, the Company recorded (i) a cash investment of approximately $7.5 million, (ii) liabilities of approximately $2.7 million, representing an assumption of liabilities and additional accruals related to the transaction, and (iii) an additional payment equal to $2.00 multiplied by the number of employees enrolled in any TPCM account as of the anniversary date of the contract which was administered by the Company on the closing date and continued to be a TPCM account administered by the Company on the anniversary date. This payment was estimated at approximately $210,000 by the Company at the time of the acquisition and was recorded as a liability and an increase in goodwill resulting from the acquisition.

     UNAUDITED PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

     The following unaudited pro forma consolidated results of operations of the Company give effect to acquisitions, accounted for as purchases, as if they occurred on January 1, 1996 (in thousands):

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                                 1996
                                                             ------------
           Revenues                                           $ 269,476
           Net loss                                              (7,839)
           Net loss per common share                              (0.52)

     The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of January 1, 1996 or of the results which may occur in the future.

4.   BLOCKS OF BUSINESS

     PROVIDENT AMERICAN CORPORATION

     In October 1997, the Company and Provident American Corporation ("Provident") entered into an agreement under which the Company assumed all of the policy issuance, billing, and claims services for the individual health insurance policies of Provident's life insurance subsidiaries. The Company began providing these services in January 1998. In conjunction with this agreement, the Company recorded contract rights (see Notes 6 and 8) of $0.7 million.

     TMG LIFE INSURANCE COMPANY'S EMPLOYEE BENEFITS BUSINESS

     Effective January 1, 1997, HPSI assumed the administrative responsibilities for the TMG block of business. As part of the administration and business transfer agreement (the "Agreement"), the Company agreed to assume a lease related to a field office located in Brookfield, Wisconsin and pay $1.6 million for certain tangible and intangible assets. In addition, the Company agreed to employ approximately 220 former TMG employees for a period of six months. The Company has recorded a liability for certain obligations assumed in the Agreement, including the closure of the Brookfield office, an event which the Company announced during the second quarter and executed during the third quarter of 1997. TMG provides marketing and administrative services for medical, dental, and group life benefits to small businesses with approximately 185,000 members and over $100 million in annual premiums. Connecticut General Life Insurance Company has assumed financial responsibility for the business as the reinsurer of new and existing policies. Consistent with the Company's historical policy of accounting for the assumption of blocks of business (as opposed to the acquisition of companies), the intangible asset, called "contract rights," is being amortized over seven years (see Note 6).

5.   CONCENTRATION OF CUSTOMERS

     The Company is party to a variety of contracts with insurance companies, preferred provider organizations ("PPOs"), health maintenance organizations ("HMOs"), integrated delivery systems, health care alliances, and self-funded customers located throughout the United States to provide third party marketing, administration, and risk management services. For the year ended December 31, 1997, the Company's two largest payors accounted for approximately 12.7% and 12.5%, respectively, of total revenues.

     The Company grants credit, without collateral, to some of its self-funded clients under certain contracts.

6.   INTANGIBLE ASSETS

     Intangible assets resulting from the excess of cost over the fair value of the respective net assets acquired was as follows (in thousands):

                                                             DECEMBER 31,
                                                     ---------------------------
                                                         1997            1996
                                                     -----------     -----------
          HealthPlan Services goodwill               $    32,841     $   32,841
          Consolidated Group goodwill                     59,734         59,734
          Harrington goodwill                             66,705         66,705
          Diversified Group Brokerage goodwill                 -          2,388
          Third Party Claims Management goodwill             490            490
          The Mutual Group contract rights                 1,224              -
          Provident American contract rights                 707              -
                                                     -----------     ----------
                                                         161,701        162,158
          Accumulated amortization                       (12,157)        (5,637)
                                                     -----------     ----------
                                                     $   149,544     $  156,521
                                                     ===========     ==========

     In December 1997, the Company sold the rights for the administration of DGB customers along with certain other assets back to DGB (see Note 3) resulting in the recovery of the remaining goodwill balance.

     In the third quarter of 1996, the Company recorded a charge for impairment of goodwill originally recorded upon the acquisitions of DGB and TPCM of $6.6 million and $7.1 million, respectively.

7.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                           DECEMBER 31,
                                                     -----------------------
                                                        1997          1996
                                                     ---------     ---------
        Land                                         $     438     $     438
        Building                                         1,133         1,133
        Furniture and fixtures                           8,126         7,531
        Computers and equipment                         13,952        10,192
        Computer software                               14,100         7,728
        Leasehold improvements                           3,214         2,949
                                                     ---------     ---------
                                                        40,963        29,971
             Less - accumulated depreciation           (17,728)       (8,869)
                                                     ---------     ---------
                                                     $  23,235     $  21,102
                                                     =========     =========

     The Company capitalizes purchased software which is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is ready for use to provide processing services to customers. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred. Software development costs and costs of purchased software are amortized using the straight-line method over a maximum of three years or the expected life of the product.

     The carrying value of a software and development asset is regularly reviewed by the Company, and a loss is recognized when the net realizable value falls below the unamortized cost.

8.   INVESTMENTS AND NOTES RECEIVABLE

     Investments consists of the following (in thousands):

                                                          DECEMBER 31,
                                                   -------------------------
                                                       1997          1996
                                                   ----------    -----------
        Investments available for sale,
           at market (cost of $5,965 and
           $2,631)                                 $    7,385    $     2,631
        Equity method investments                         210          1,054
                                                   ----------    -----------
                                                   $    7,595    $     3,685
                                                   ==========    ===========

     In December 1997, the Company and Sykes Enterprises, Incorporated ("Sykes") formed Sykes HealthPlan Services ("SHPS"). The new company is owned 50% by each of the founding companies and will provide care management services, technology solutions, certain customer support services, and other outsourcing capabilities to the health care and insurance industries. The Company has agreed to invest up to $17.0 million in SHPS (of which $5.0 million was invested as of December 31, 1997) and guarantee a line of credit of $37.5 million to fund the activities of SHPS.

     As of December 31, 1997, SHPS completed the acquisition of Optimed Medical Systems ("OMS"). OMS is a developer of clinical protocol systems that allow managed care payors and providers to prospectively and concurrently control health care utilization and costs, while achieving optimal patient outcomes.

     The Company accounts for its investment in SHPS under the equity method of accounting. As of December 31, 1997, the Company had invested $5.0 million in SHPS. Of this amount, $2.0 million represented an uncollateralized note bearing interest at a rate of one percent in excess of the 30-day LIBOR Rate, accruing daily, and an equity investment of $3.0 million. Effective February 28, 1998, the note receivable from SHPS was converted to an equity investment in SHPS. Additionally, the Company recorded its share in the $2.9 million loss incurred by SHPS for the period from inception to December 31, 1997, which was principally the result of a charge of $2.8 million for the write-off of purchased research and development associated with the acquisition of OMS by SHPS. Included in accounts receivable at December 31, 1997 is an amount of $155,000 due from SHPS.

     Summary financial information for SHPS for the period from inception to December 31, 1997 is as follows (in thousands):

           Condensed Income Statement Information

           Revenues                                               $        -
           Loss from operations                                      (5,700)
           Net loss                                               $  (5,700)

           Condensed Balance Sheet Information

           Current assets                                         $    3,991
           Non-current assets                                          3,198
           Current liabilities                                         2,198
           Non-current liabilities                                     4,773
           Net worth                                              $      218

     On February 12, 1998, SHPS announced the signing of a definitive agreement to acquire Health International, Inc. ("HI"). SHPS expects to close the transaction on or before March 31, 1998. In conjunction with the acquisition of HI, SHPS expects to record a non-cash, non-recurring charge of approximately $8.5 million relating to purchased research and development. HI is a disease management company that provides a comprehensive managed medical program for employers and plan administrators to assist employees and their dependents in improving the quality of their health care and reducing unnecessary medical costs.

     On March 10, 1998, SHPS announced the signing of a definitive agreement to acquire Prudential Service Bureau, Inc. ("PSBI") of Louisville, Kentucky. The transaction is expected to be completed on or before March 31, 1998. PSBI is an outsourcing company formed in 1986 whose core business provides a wide range of call center-based health and welfare benefits and administrative services to over 600 customers.

     In November 1997, in conjunction with its agreement with Provident to assume all of the policy issuance, billing, and claims services of Provident's life insurance subsidiaries, the Company advanced Provident $5.0 million. The Company will retain $85,000 per month during the first sixty months of the agreement in addition to the regular service fees collected. The Company recorded the present value of these payments at the Company's incremental borrowing rate of 7%, $4.3 million, as a note receivable and recorded the remaining $0.7 million as contract rights included in intangible assets.

     On March 5, 1997, the Company and HRM mutually agreed to terminate a merger agreement previously entered into on September 12, 1996. In connection with the termination, the Company purchased 200,000 shares of HRM common stock, representing approximately 4.5% of HRM shares outstanding, at a price of $12.50 per share. On December 31, 1997, HRM's shares closed at $10.50 per share of common stock. The unrealized holding loss has been reported in the equity section of the balance sheet in accordance with SFAS 115. These shares are not registered and are subject to restrictions on transfer. HRM provides comprehensive, integrated health care management, information, and health benefit administration services to employers, insurance companies, unions, HMOs, PPOs, hospitals, and governmental units in the United States and Canada. This investment is recorded as available for sale.

     On January 8, 1996, the Company entered into an agreement with Medirisk, a provider of health care information, to purchase $2.0 million of Medirisk preferred stock representing a 9% ownership interest and, in addition, to lend Medirisk up to $10.0 million over four years in the form of debt for which the Company would receive detachable warrants to purchase up to 432,101 shares of Medirisk's common stock for $0.015 per share, based on the amount of debt actually acquired.

     On January 28, 1997, Medirisk completed an initial public offering and satisfied the $6.9 million debt balance in accordance with the agreement. The remaining value of the warrants of approximately $0.5 million was accreted to income in the first quarter of 1997. Upon completion of the public offering, Medirisk's preferred stock was converted to common stock. The Company exercised these warrants in February of 1998 resulting in an ownership of 480,442 shares of common stock, which represents an approximate 11% ownership interest. The average cost was $5.48 per share. On December 31, 1997, Medirisk's shares closed at $11.00 per share of common stock. This investment is recorded as available for sale with the unrealized holding gain reported in the equity section of the balance sheet in accordance with SFAS 115. The investment was recorded at cost at December 31, 1996.

9.   NOTES PAYABLE AND CREDIT FACILITIES

     In 1996, the Company expanded its credit facility (the "Line of Credit") from $20 million to a new facility of $175 million with availability limited by formula to three times trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). The maximum amount available through the Line of Credit as of December 31, 1997 was approximately $128.4 million. The facility operates on a revolving basis until May 18, 1998, on which date the outstanding balance shall be paid over a three-year period with the first principal payment due November 30, 1998 and the final payment due April 30, 2001. The Company's borrowing under the Line of Credit includes interest ranging from LIBOR plus 125 to 175 basis points to New York prime plus 25 to 75 basis points. The Line of Credit carries a commitment fee of 0.25% of the unused portion and is secured by the stock of the Company's subsidiaries. The agreement contains provisions which include (among other covenants) maintenance of certain minimum financial ratios, limitations on capital expenditures, limitations on acquisition activity, and limitations on the payment of dividends. The Company incurred $3.1 million of interest expense on the Line of Credit for the year ended December 31, 1997. At December 31, 1997, the Company classified $5.3 million of borrowings under its Line of Credit due within one year as long-term debt. The Company has both the intent and the ability, through its revolving Line of Credit, to refinance these amounts on a long-term basis.

     Subsequent to obtaining the Line of Credit, the Company entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in October 1999 and September 2001, effectively convert $40.0 million of variable debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.42% plus a margin ranging from 125 to 175 basis points. For the year ended December 31, 1997, the Company recorded $0.3 million of interest expense related to the swap agreements. The Company considers the fixed rate and variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

     In conjunction with the acquisition of the Company in 1994 by certain Company officers and Noel Group, Inc. ("Noel"), the Company assumed a note payable to the Cal Group (the "Cal Group Note") of $1.3 million, which bears interest at 5% per annum. The note payable requires semi-annual principal payments in May and November of $57,000 to $80,000 through November 2008. Interest expense relating to the note payable was approximately $60,000 and $62,000 for the years ended December 31, 1997 and 1996, respectively.

     On July 1, 1996, the Company assumed a mortgage outstanding from Consolidated Group secured by a building with a net book value at December 31, 1997 of $1.0 million. The interest rate on the mortgage is fixed at 8.75%, with a final payment due in April 2016.

     On July 1, 1996, the Company assumed certain equipment notes as a result of a prior agreement that had been executed by Harrington ("Harrington Equipment Notes"). The notes, which are secured primarily by telephone equipment, have interest rates ranging from 7.1% to 15.0%, with the final payment due in July 2004.

     The balances outstanding on the above debt instruments are as follows (in thousands):

                                                               DECEMBER 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------       -------
           Line of Credit                                $40,000        $55,000
           Cal Group Note                                  1,160          1,214
           Consolidated Group Mortgage                     1,450          1,481
           Harrington Equipment Notes                      1,084          1,838
           Consolidated Group Notes                            -          2,237
           Consolidated Group Operating Note                   -            528
                                                         --------       -------
                                                         $43,694        $62,298

           Less:  Amounts due within one year              (385)         (2,717)
                                                         --------      --------
           Long-term debt                                $43,309        $59,581
                                                         ========      ========

     Future minimum principal payments for all notes as of December 31, 1997 are as follows (in thousands):

           1998                                            385
           1999                                         12,411
           2000                                         15,015
           2001                                          8,196
           2002                                            211
           Thereafter                                    7,476
                                                       -------
                                                       $43,694
                                                       =======

10.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                      DECEMBER 31,
                                                -----------------------
                                                 1997            1996
                                                -------         -------
        Adverse lease commitments               $ 4,351         $ 5,266
        Salaries and wages                        5,308           4,763
        Office closure costs                        820             462
        Interest                                    178             906
        Accrued legal and regulatory                300             500
        State and local taxes                       500             545
        Severance                                   192             231
        Contract commitments                         90           1,089
        Dividends declared                        1,879               -
        Sales conferences                           596             103
        Other                                     4,341          10,479
                                                -------         -------
                                                $18,555         $24,344
                                                =======         =======

     Adverse lease commitments relate to office and equipment leases assumed by the Company upon its acquisitions of Consolidated Group and Harrington and its assumption of the TMG block of business at prices in excess of market rates or for property that will not be utilized for the full term of the lease. Severance and office closure costs refer to costs connected with the Company's acquisitions of Consolidated Group and Harrington and its assumption of the TMG block of business.

     Starting in 1994, the Company pursued contracts with state-sponsored health care purchasing alliances, initially in Florida, and in 1995-1996, in North Carolina, Kentucky, and Washington. The Company has incurred substantial expenses in connection with the start-up of these contracts, and, to date, the alliance business in North Carolina and Florida has been unprofitable. The Company recorded a pre-tax charge related to these contracts in the amount of $2.6 million in 1996 resulting from increased costs and lower than anticipated revenues in Florida and North Carolina. The balance of the accrual at December 31, 1997 is approximately $0.9 million for North Carolina. The balance at December 31, 1996 was approximately $0.6 million for Florida and $0.5 million for North Carolina.

     A director of the Company also serves as President and Chief Executive Officer of Automatic Data Processing, Inc. ("ADP"). Beginning in the last quarter of 1996, ADP and the Company began a market test under which the Company distributed health insurance products to small business owners through ADP's licensed sales force. In addition, ADP has provided payroll and shareholder distribution services for the Company since 1995. During the year ended December 31, 1997, the Company compensated ADP for these services in the amount of approximately $110,000.

11.  EMPLOYEE BENEFIT PLANS

     DEFINED CONTRIBUTION PLAN

     The Company has a defined contribution employee benefit plan established pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Through December 31, 1996, the Company matched up to 50% of the employee contribution limited to 6% of the employee's salary for its HPSI and Harrington employees, and it matched 50% of the employee contribution limited to 4% of the employee's salary for its Consolidated Group employees. Effective January 1, 1997, the Company began to match one-third of such employee contributions limited to 6% of the employee's salary. Under the provisions of the plan, participants' rights to employer contributions vest 40% after completion of three years of qualified service and increase by 20% for each additional year of qualified service completed thereafter. Expense in connection with this plan for the years ended December 31, 1997, 1996, and 1995 was approximately $1.0 million, $0.9 million, and $0.3 million, respectively.

     POST-RETIREMENT BENEFIT PLAN

     Harrington, the Company's wholly owned subsidiary acquired on July 1, 1996, provides medical and term life insurance benefits to certain retired employees of two of its subsidiaries. The Company funds the benefit costs on a current basis because there are no plan assets. The Company incurred post-retirement benefit cost of $37,000 in 1997 and $38,000 in 1996. At December 31, 1997 and 1996, an accrued post-retirement liability of $1.4 million is included in the balance in other long-term liabilities. Actuarial assumptions used in calculating the obligation include a discount rate of 7.5% and a health care cost trend rate of 6% in 1998, and 5% in 1999 and thereafter. A 1% increase in the health care cost trend rate would result in an additional obligation of $88,000 and additional service cost and interest cost of $12,000.

     DEFERRED COMPENSATION PLAN

     The Company has a deferred compensation plan with an officer and former officer. The deferred compensation, which together with accumulated interest is accrued but unfunded, is distributable in cash after retirement or termination of employment, and at December 31, 1997 and 1996, amounted to approximately $0.9 million. The participants will receive such deferred amounts, together with interest at 12% annually beginning at retirement or age 65, whichever comes first.

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

12.  COMMITMENTS AND CONTINGENCIES

     REPURCHASE OF COMMON STOCK

     During the second quarter of 1997, the Company's Board of Directors authorized the Company to use up to $20.0 million to support a share repurchase program, subject to the terms and conditions of a previously announced agreement with ADP. The Company did not repurchase any of its shares of Common Stock through December 31, 1997.

     LEASE COMMITMENTS

     The Company rents office space and equipment under non-cancelable operating leases. Rental expense under the leases approximated $11.2 million (net of $1.5 million charged to adverse lease accruals), $7.7 million (net of $0.4 million charged to adverse lease accruals), and $4.0 million for the years ended December 31, 1997, 1996, and 1995, respectively. Future minimum rental payments under these leases are as follows (in thousands):

          1998                               $ 8,200
          1999                                 7,615
          2000                                 5,451
          2001                                 4,400
          2002                                 3,786
          Thereafter                          11,171
                                             --------
                                             $40,623
                                             ========

     LITIGATION

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

13.  INCOME TAXES

     The provision (benefit) for income taxes is as follows (in thousands):

                                       FOR THE YEAR ENDED DECEMBER 31,
                                       -------------------------------

                                        1997         1996        1995
                                       ------      --------     ------
         Current
             Federal                   $2,986      $    429     $3,211
             State                        427            61        458
                                       ------      --------     ------
                                        3,413           490      3,669
                                       ------      --------     ------
         Deferred
             Federal                    5,130        (1,619)     2,116
             State                        733          (231)       311
                                       ------      --------     ------
                                        5,863        (1,850)     2,427
                                       ------      --------     ------
         Provision (benefit) for
         income taxes                  $9,276       $(1,360)    $6,096
                                       ======      ========     ======

     The components of deferred taxes recognized in the accompanying financial statements are as follows (in thousands):
                                                                DECEMBER 31,
                                                             -----------------
                                                              1997       1996
                                                             -------    ------
     Deferred tax asset - current
         Accrued expenses not currently deductible           $ 3,085    $4,617
         Prepaid expenses currently deductible                     -      (136)
                                                             -------    ------
                                                               3,085     4,481
                                                             =======    ======
     Deferred tax asset (liability) - non-current
         Deferred compensation                                   549       537
         Post-retirement benefits                                573       641
         Depreciation                                         (4,040)     (657)
         Intangibles                                           5,737     7,806
         Equity in loss of joint venture                       1,041         -
         Unrealized gain on investments available for sale      (834)        -
                                                             -------    ------
                                                             $ 3,026    $8,327
                                                             =======    ======


     The deferred tax asset resulting from intangibles relates to certain intangible assets acquired by the Company that are amortizable for tax purposes and to the tax treatment of the goodwill impairment charge (see
     Note 6).

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance is considered necessary at December 31, 1997 and 1996, based on the Company's expectations of future taxable income.

     The provision for income taxes varies from the federal statutory income tax rate due to the following:

                                                            1997        1996         1995
                                                           -------     -------      ------

Federal statutory rate applied to pre-tax income (loss)      34.0%     (35.0)%      34.0 %
State income taxes net of federal tax benefit                 5.0%      (5.0)%       5.0 %
Goodwill amortization                                         5.3%      20.1 %       0.2 %
Tax exempt interest income                                      -       (2.6)%      (1.3)%
Non-deductible items                                          1.9%       5.7 %       1.1 %
                                                           -------     -------      ------

Effective tax rate                                           46.2%     (16.8)%      39.0 %
                                                           =======     =======      ======

14.  EARNINGS PER COMMON SHARE

     Earnings per share are calculated in accordance with the provisions of SFAS 128, effective for 1997. SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and all dilutive potential common shares outstanding. All prior years' earnings per share data have been restated in accordance with SFAS 128.


                                                  NET INCOME
                                                ATTRIBUTABLE TO               PER SHARE
                                                  COMMON STOCK      SHARES      AMOUNT
                                                 ---------------    ------    ---------

     1997
     Earnings per share of common stock-basic        $10,796        15,004     $  0.72
     Effect of dilutive securities:
          Stock options                                                160
                                                     -------        ------     -------
     Earnings per share of common stock--
       assuming dilution                             $10,796        15,164     $  0.71
                                                     =======        ======     =======

     1996
     Earnings per share of common stock-basic        $(6,716)       14,181     $ (0.47)
     Effect of dilutive securities:
          Stock options                                                136
                                                     -------        ------     -------
     Earnings per share of common stock--
       assuming dilution                             $(6,716)       14,317     $ (0.47)
                                                     =======        ======     =======

     1995
     Earnings per share of common stock-basic        $ 9,250        11,316     $  0.82
     Preferred stock dividends                           285
     Effect of dilutive securities:
          Stock options                                                 64
                                                     -------        ------     -------
     Earnings per share of common stock--
       assuming dilution                             $ 9,535        11,380     $  0.84
                                                     =======        ======     =======

15.  STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN

     STOCK OPTION PLANS

     The Company's stock option plans authorize the granting of both incentive and non-incentive stock options for a total of 2,590,000 shares of Common Stock to key executives, management, consultants, and, with respect to 240,000 shares, to directors. Under the plans, all options have been granted at prices not less than market value on the date of grant. Certain non-qualified incentive stock options may be granted at less than market value. Options generally vest over a four-year period from the date of grant, with 20% of the options becoming exercisable on the date of the grant and 20% becoming exercisable on each of the next four anniversaries of the date of the grant.

     A summary of option transactions during each of the three years ended December 31, 1997 is shown below:

                                               NUMBER              WEIGHTED
                                                 OF                AVERAGE
                                               SHARES            OPTION PRICE
                                              --------          ------------
     Under option, December 31, 1994
       Granted                                 545,000             $18.11
       Exercised                                     -                  -
                                              --------

     Under option, December 31, 1995
       (112,000 exercisable)                   545,000             $18.11
       Granted                                 922,500              18.75
       Exercised                               (11,400)             14.00
       Canceled                                (12,600)             19.35
                                             ---------

     Under option, December 31, 1996
       (278,200 exercisable)                 1,443,500              18.54
       Granted                                 613,000              20.37
       Exercised                               (46,800)             14.00
       Canceled                                (41,600)             20.32
                                             ---------

     Under option, December 31, 1997
       (711,200 exercisable)                 1,968,100              19.17
                                             =========


     There were 621,900 and 378,100 shares available for the granting of options at December 31, 1997 and 1996, respectively.

     The following table summarizes the stock options outstanding at December 31, 1997:


          RANGE               NUMBER          WEIGHTED AVERAGE      WEIGHTED
           OF             OUTSTANDING AT          REMAINING         AVERAGE
      EXERCISE PRICES    DECEMBER 31, 1997    CONTRACTUAL LIFE   EXERCISE PRICE
     ----------------    -----------------    ----------------   --------------

     $14.00 - $18.50           969,900           8 years            $16.22
      19.25 -  25.50           998,200           9 years             22.03

   MEASUREMENT OF FAIR VALUE

     The Company applies APB 25 and related interpretations in accounting for its stock option plans and employee stock purchase plan. Accordingly, no compensation cost has been recognized related to these plans. Had compensation cost for the Company's stock option and employee stock purchase plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net income and net income per share would have been as follows:

                                                    YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 1997         1996      1995
                                               -------      --------   ------
        Net income (loss) attributable to
        common stock (in thousands):
            As reported                        $10,796      $(6,716)   $9,250
            Pro forma                            9,363       (8,596)    8,627
                                               =======      =======    ======
        Net income (loss) per share:
            Basic as reported                  $  0.72      $ (0.47)   $ 0.82
            Basic pro forma                       0.62        (0.61)     0.76
            Diluted as reported                $  0.71      $ (0.47)   $ 0.84
            Diluted pro forma                     0.62        (0.60)     0.78

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable year: dividend yield of 2.38% for December 31, 1997 and 0.0% for the years ended December 31, 1996 and 1995; expected volatility of 30% for each of the years ended December 31, 1997 and 1996; risk-free interest rates of 5.49% to 6.54% for options granted during the year ended December 31, 1997, 6.30% to 6.69% for options granted during the year ended December 31, 1996, and 5.51% to 7.05% for options granted during the year ended December 31, 1995; and a weighted average expected option term of four years for all three years.

     EMPLOYEE STOCK PURCHASE PLAN

     Under the 1996 Employee Stock Purchase Plan ("Employee Plan"), the Company is authorized to issue up to 250,000 shares of Common Stock to its employees who have completed one year of service. The Employee Plan is intended to provide a method whereby employees have an opportunity to acquire shares of Common Stock of the Company. The Employee Plan has been implemented by consecutive quarterly offerings of the Company's Common Stock commencing on July 1, 1996.

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

     The Company sold 14,569 shares in 1997 and 6,302 shares in 1996 to employees under the Employee Plan.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE
    DATA)

                                                    FOURTH            THIRD        SECOND          FIRST
                                                    QUARTER          QUARTER      QUARTER         QUARTER
                                                    -------          --------     --------       --------
       Year ended December 31, 1997
           Revenues                                 $ 68,580         $ 69,113     $ 72,063       $ 73,593
           Net income                                  2,001            3,588        2,408          2,799
           Basic net income per common share        $   0.13         $   0.24     $   0.16       $   0.19
           Diluted net income per common share      $   0.13         $   0.24     $   0.16       $   0.18


                                                    FOURTH            THIRD        SECOND          FIRST
                                                    QUARTER          QUARTER      QUARTER         QUARTER
                                                    -------          --------     --------       --------
       Year ended December 31, 1996
           Revenues                                 $ 63,962         $ 67,006     $ 31,863       $ 31,008
           Net income                                 (5,529)          (7,961)       3,440          3,334
           Basic net income per common share        $  (0.37)        $  (0.53)    $   0.26       $   0.25
           Diluted net income per common share      $  (0.37)        $  (0.53)    $   0.25       $   0.25

                    EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

2.7 Shareholder Agreement by and among Sykes Enterprises, Incorporated and the Company dated December 18, 1997, and Amendment to Shareholder Agreement dated February 28, 1998.
10.14

      (e) Third Amendment to Amended Consolidated and Restated Lease between Consolidated Group Service Company Limited Partnership and HealthPlan Services, Inc., dated February 26, 1998.

10.15

            (b)  Letter Agreement regarding Credit Agreement, dated March 28,
                 1997.

            (c)  Third Amendment to Credit Agreement, dated May 6, 1997.

            (d)  Fourth Amendment to Credit Agreement, dated June 13, 1997.

            (e)  Fifth Amendment to Credit Agreement, dated October 30, 1997.

            (f)  Sixth Amendment to Credit Agreement, dated March 17, 1998.

10.17 Deferred Compensation Agreement between R. E. Harrington, Inc. and Robert R. Parker, dated May 15, 1987 (compensatory plan).

10.20 HealthPlan Services Corporation 1997 Officer Bonus Plan Summary (compensatory plan).

10.21 Administrative Services and Business Transfer Agreement between the Company and TMG Life Insurance Company, dated December 4, 1996.

21.1        Subsidiaries of the registrant.

23.1        Consent of Price Waterhouse LLP.

27.1        Financial Data Schedule (For SEC Use Only)