Form 10-Q
period 1998-03-31
HEALTHPLAN SERVICES CORP
filed 1998-05-14
CIK 942319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

                                         OR

    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period           from             to

                             COMMISSION FILE NO. 1-13772

                           HEALTHPLAN SERVICES CORPORATION
               ------------------------------------------------------
               (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                 13-3787901
     -------------------------------                 -------------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)

    3501 FRONTAGE ROAD, TAMPA, FLORIDA                      33607
    ----------------------------------                   ----------
    (Address of Principal Executive Offices)             (Zip Code)

                                  (813) 289-1000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                  NOT APPLICABLE
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Total number of shares of Common Stock outstanding as of May 14, 1998.

Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14,555,534

                         HEALTHPLAN SERVICES CORPORATION

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheet
         March 31, 1998 and  December 31, 1997  . . . . . . . . . . .      2

         Consolidated Statement of Operations
         Three Months Ended March 31, 1998 and 1997 . . . . . . . . .      3

         Consolidated Statement of Changes in Common
         Stockholders' Equity Three Months Ended March 31, 1998   . .      4

         Consolidated Statement of Cash Flows
         Three Months Ended March 31, 1998 and 1997 . . . . . . . . .      5

         Notes to Consolidated Financial Statements  .  . . . . . . .      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . . . . .      10

PART II - OTHER INFORMATION                                               13

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       HEALTHPLAN SERVICES CORPORATION

                         CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
                                                      ------------  -----------
                                                      (UNAUDITED)
                      ASSETS
Current assets:
  Cash and cash equivalents ......................      $  1,355       $  1,545
  Restricted cash ................................        12,172         11,256
  Accounts receivable, net of allowance for
     doubtful accounts of $190 and $150,
     respectively ................................        32,562         28,900
  Refundable income taxes ........................           356          1,843
  Prepaid expenses and other current assets ......         3,070          3,071
  Deferred taxes .................................         2,908          3,085
                                                        --------       --------
          Total current assets ...................        52,423         49,700
Property and equipment, net ......................        24,018         23,235
Other assets, net of accumulated amortization
     of $763 and $689, respectively ..............         2,744          2,908
Deferred taxes ...................................         8,579          4,008
Notes receivable .................................         4,293          6,334
Investments ......................................         9,120          7,595
Intangible assets, net ...........................       151,801        149,544
                                                        --------       --------
          Total assets ...........................      $252,978       $243,324
                                                        ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................       $12,367        $13,502
  Premiums payable to carriers ...................        38,885         39,601
  Commissions payable ............................         6,563          5,484
  Deferred revenue ...............................         2,911          2,015
  Accrued liabilities ............................        15,525         18,555
  Current portion of long-term debt payable ......           383            385
                                                        --------       --------
          Total current liabilities ..............        76,634         79,542
Notes payable ....................................        58,228         43,309
Deferred taxes ...................................         2,429            982
Other long-term liabilities ......................         2,751          2,925
                                                        --------       --------
          Total liabilities ......................       140,042        126,758
                                                        --------       --------
Common stockholders' equity:
Common stock voting, $0.01 par value,
  100,000,000 shares authorized, 15,148,533
  issued at March 31, 1998 and,
  15,038,033 at December 31, 1997 ................           152            150
Additional paid-in capital .......................       109,421        107,325
Treasury stock, 183,200 shares ...................        (4,264)          --
Retained earnings ................................         4,505          7,671
Unrealized appreciation  on investment
  available for sale .............................         3,122          1,420
                                                        --------       --------
          Total stockholders' equity .............       112,936        116,566
                                                        --------       --------
          Total liabilities and
            stockholders' equity .................      $252,978       $243,324
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

                        HEALTHPLAN SERVICES CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                         -----------------------
                                                           1998            1997
                                                         -------         -------
Operating revenues .............................         $68,016         $72,764

Expenses:
  Agent commissions ............................          16,085          17,793
  Personnel expenses ...........................          27,433          28,977
  General and administrative ...................          16,009          15,223
  Contract start-up costs ......................             362              94
  Integration ..................................             259           1,398
  Gain on sale of investments ..................          (2,685)           --
  Depreciation and amortization ................           3,579           3,870
  Interest expense, net ........................             886             371
  Equity in loss of joint venture ..............          11,794            --
                                                         -------         -------
          Total expenses .......................          73,722          67,726
                                                         -------         -------

(Loss) income before income taxes ..............          (5,706)          5,038
(Benefit) provision for income taxes ...........          (2,540)          2,239
                                                         -------         -------

          Net (loss) income ....................         $(3,166)        $ 2,799
                                                         =======         =======

Basic net (loss) income per share ..............          $(0.21)          $0.19
                                                         =======         =======

Basic weighted average shares outstanding ......          14,999          14,984
                                                         =======         =======

Diluted net income per share ...................         $   n/a         $  0.18
                                                         =======         =======

Diluted weighted average shares outstanding ....             n/a          15,170
                                                         =======         =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            UNREALIZED
                                                                                            APPRECIATION
                                                                                                ON
                                          VOTING      ADDITIONAL                            INVESTMENTS
                                          COMMON       PAID-IN     TREASURY     RETAINED     AVAILABLE
                                          STOCK        CAPITAL       STOCK      EARNINGS      FOR SALE        TOTAL
                                         -------      ---------    --------     --------    -------------    --------
Balance at December 31, 1997 . . . . . .  $  150      $ 107,325     $     -      $ 7,671       $ 1,420       $116,566
Vesting of management stock (unaudited).       -             59           -            -             -             59
Issuance of 110,500 shares in connection
   with stock option plans (unaudited) .       2          2,037           -            -             -          2,039
Change in unrealized appreciation
   on investments available
   for sale (unaudited)  . . . . . . . .       -              -           -            -         1,702          1,702
Purchase of treasury shares (unaudited).       -              -      (4,264)           -             -         (4,264)
Net loss (unaudited) . . . . . . . . . .       -              -           -       (3,166)            -         (3,166)
                                          ------      ---------     -------      -------       -------       --------
Balance at March 31, 1998 (unaudited). .  $  152      $ 109,421     $(4,264)     $ 4,505       $ 3,122       $112,936
                                          ======      =========     =======      =======       =======       ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       HEALTHPLAN SERVICES CORPORATION

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                               (IN THOUSANDS)

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                        -----------------------
                                                           1998          1997
                                                        --------       --------
Cash flows from operating activities:
    Net (loss) income ............................      $ (3,166)      $  2,799
Adjustments to reconcile net income
  to net cash provided by operating activities:
      Depreciation ...............................         1,762          2,101
      Amortization ...............................         1,817          1,769
      Equity in loss of joint venture ............        11,794           --
      Issuance of common stock to
         management ..............................            59             59
      Deferred taxes .............................        (3,944)         1,697
Changes in assets and liabilities net of
  effect from acquisitions:
      Restricted cash ............................          (916)        (1,055)
      Accounts receivable ........................        (3,662)        (4,000)
      Refundable income taxes ....................         1,487            267
      Prepaid expenses and other
         current assets ..........................             1            937
      Other assets ...............................            90           (198)
      Accounts payable ...........................        (1,137)        (6,280)
      Premiums payable to carriers ...............          (716)        24,044
      Commissions payable ........................         1,080          1,452
      Deferred revenue ...........................           895            679
      Accrued liabilities ........................        (3,029)          (527)
                                                        --------       --------
          Net cash provided by operating
            activities ...........................         2,415         23,744
                                                        --------       --------
Cash flows from investing activities:
      Purchases of property and equipment ........        (2,545)        (3,318)
      Payment for purchase of TMG
         block of business .......................          --           (1,600)
      Payment for purchase of Montgomery
         Management ..............................        (4,000)          --
      Increase in investments, net ...............       (10,618)        (2,881)
      Decrease in notes receivable ...............         2,041          6,388
                                                        --------       --------
          Net cash used in investing
             activities ..........................       (15,122)        (1,411)
                                                        --------       --------
Cash flows from financing activities:
      Net borrowing (payments) under
        line of credit ...........................        15,000        (15,000)
      Payments on other debt .....................          (257)        (3,345)
      Proceeds from exercise of stock options ....         2,038            238
      Repurchase of Common Stock .................        (4,264)          --
      Proceeds from Common Stock issued ..........          --               65
                                                        --------       --------
          Net cash provided by (used in)
             financing activities ................        12,517        (18,042)
                                                        --------       --------
Net (decrease) increase in cash and
   cash equivalents ..............................          (190)         4,291
Cash and cash equivalents at beginning
   of period .....................................         1,545          3,725
                                                        --------       --------
Cash and cash equivalents at end of period .......      $  1,355       $  8,016
                                                        ========       ========
Supplemental disclosure of cash
  flow information:
      Cash paid for interest .....................      $    975       $  1,686
                                                        ========       ========
      Net (refunds received) cash paid
         for income taxes ........................      $    (80)      $    373
                                                        ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The interim financial data is unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1998.

     In the opinion of Management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements include the accounts of HealthPlan Services Corporation and its wholly owned subsidiaries. The Company's 50% owned joint venture investment is accounted for using the equity method. All intercompany transactions and balances have been eliminated in consolidation.

     EARNINGS PER SHARE

     During 1997, Statement on Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," was issued. SFAS 128 was effective for the year ending December 31, 1997 and required a restatement of previously reported earnings per share. Under SFAS 128, "basic" earnings per share replaced the reporting of "primary" earnings per share. Basic earnings per share is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Diluted" earnings per share replaced "fully diluted" earnings per share under SFAS 128. The calculation of diluted earnings per share is similar to that of fully diluted earnings per share under previous accounting pronouncements.

     The diluted loss per share is not shown for the three months ended March 31, 1998 as it is anti-dilutive.

     COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income (net of taxes) for the first quarter of 1998 and 1997 was $3.1 million and $0.3 million, respectively, which relects the inclusion of unrecognized appreciation on investments held for sale.

3.   ACQUISITION

     On February 27, 1998, the Company acquired 49% of the capital stock of Montgomery Management Corporation ("Montgomery Management") from Provident American Corporation ("Provident") for $4.0 million. In connection with the purchase, the Company obtained warrants to purchase an additional 31% of Montgomery Management for nominal consideration. Montgomery Management is a full service managing general underwriter that has the authority to bind health insurance coverage (on behalf of the insurance companies it represents) to self-funded customers.

4.    BLOCKS OF BUSINESS

      In October 1997, the Company and Provident entered into an agreement under which the Company assumed all of the policy issuance, billing, and claims services for the individual health insurance policies of Provident's life insurance subsidiaries. The Company began providing these services in January 1998.

      RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the current year's presentation. These amounts do not have a material impact on the financial statements taken as a whole.

5.    NOTES PAYABLE AND CREDIT FACILITY

     On May 1, 1998, the Company amended and restated its $175 million credit facility (the "Line of Credit"), with availability limited by formula to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). This multiple is set at 3.5 through June 30, 2000 and steps down thereafter to 2.75 over the final four quarters of the facility. The maximum amount available through the Line of Credit as of March 31, 1998 was approximately $153.8 million, including all debt, letters of credit, and guarantees made by the Company. The facility operates on a revolving basis over a five year term with the final maturity date on May 3, 2003, at which time the entire outstanding balance must be paid. The Company's borrowing under the Line of Credit includes interest ranging from LIBOR plus 75 to 125 basis points to prime plus 0 to 50 basis points. The Line of Credit carries a commitment fee ranging from 0.175% to 0.25% of the unused portion and is secured by the stock of the Company's subsidiaries. The credit agreement contains provisions that include (among other covenants) a requirement that the Company maintain certain minimum financial ratios, limitations on merger and acquisition activity, limitations on investment activity, and limitations on the payment of dividends. The outstanding balance under the line of credit at March 31, 1998 was $55.0 million. The Company incurred approximately $770,000 of interest expense and approximately $80,000 in commitment fees on the previous Line of Credit for the three months ended March 31, 1998.

      Prior to amending and restating the Line of Credit, the Company entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in October 1999 and September 2001, effectively convert $40.0 million of variable debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.42% plus a margin ranging from 75 to 125 basis points. For the three months ended March 31, 1998, the Company recorded approximately $70,000 of interest expense related to its interest rate swap agreements.

      The Company has additional notes of $3.6 million relating to a 1994 acquisition, a mortgage, and equipment purchases, of which $0.4 million is payable within one year.

6.   INVESTMENTS AND NOTE RECEIVABLE

     In December 1997, the Company and Sykes Enterprises, Incorporated ("Sykes") formed Sykes HealthPlan Services, Inc. ("SHPS"). The new company is owned 50% by each of the founding companies and provides care management services, technology solutions, certain customer support services, and other outsourcing capabilities to the health care and insurance industries. The Company has invested $17.0 million in SHPS and guaranteed a line of credit of up to $37.5 million to fund the activities of SHPS. On April 24, 1998, SHPS filed a preliminary registration statement with the Securities and Exchange Commission for an initial public offering of shares of its common stock. If SHPS successfully completes an initial public offering with proceeds of at least $75 million, the Company will no longer have an obligation to guarantee SHPS' line of credit.

     The Company accounts for its investment in SHPS under the equity method of accounting. As of March 31, 1998, the Company had invested $17.0 million in SHPS. The Company recorded its 50% share in the $23.6 million loss incurred by SHPS for the three months ended March 31, 1998, which was principally the result of a charge of $23.7 million for the write-off of purchased research and development associated with the acquisitions of Health International, Inc. ("HI") and Prudential Service Bureau, Inc. ("PSBI") by SHPS.

      Summary financial information for SHPS for the three months ended March 31, 1998 is as follows (in thousands):

       Condensed Income Statement
       Information

       Revenues                                                     $   2,400
       Loss from operations                                           (23,527)
       Net loss                                                     $ (23,589)

       Condensed Balance Sheet
       Information

       Current assets                                               $  30,873
       Non-current assets                                              50,831
       Current liabilities                                             24,319
       Non-current liabilities                                         52,821
       Net worth                                                    $   4,564

     On March 5, 1997, the Company and Health Risk Management, Inc. ("HRM") mutually agreed to terminate a merger agreement previously entered into on September 12, 1996. In connection with the termination, the Company purchased 200,000 shares of HRM common stock, representing approximately 4.5% of HRM shares outstanding, at a price of $12.50 per share. During the first quarter of 1998, the Company sold its shares in HRM and recorded a gain on the sale of $0.2 million.

     On January 8, 1996, the Company entered into an agreement with Medirisk, Inc. ("Medirisk"), a provider of health care information, to purchase $2.0 million of Medirisk preferred stock representing a 9% ownership interest and, in addition, to lend Medirisk up to $10.0 million over four years in the form of debt for which the Company would receive detachable warrants to purchase up to 432,101 shares of Medirisk's common stock for $0.015 per share, based on the amount of debt actually acquired. On January 28, 1997, Medirisk completed an initial public offering and satisfied the $6.9 million debt balance in accordance with the agreement. The remaining value of the warrants of approximately $0.5 million was accreted to income in the first quarter of 1997. Upon completion of the public offering, Medirisk's preferred stock was converted to common stock. The Company exercised its warrants in February of 1998 resulting in an ownership of 480,442 shares of common stock, which represented an approximate 11% ownership interest. The average cost was $5.48 per share. During the first quarter of 1998, the Company sold 166,000 of its shares in Medirisk and recorded a gain on the sale of $2.5 million. On March 31, 1998, Medirisk's shares closed at $21.25 per share of common stock. This investment is recorded as available for sale with the unrealized holding gain reported in the equity section of the balance sheet in accordance with SFAS 115.

7.   SUBSEQUENT EVENTS

     On April 16, 1998, the Company signed a definitive agreement to acquire National Preferred Provider Network, Inc. ("NPPN") for $25.0 million cash and additional contingent consideration. NPPN is one of the country's largest networks of health care providers. The transaction, which is expected to close on or before May 15, 1998, is contingent upon completion of due diligence, receipt of satisfactory regulatory approvals, and completion of other required documentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE STATEMENTS CONTAINED IN THIS REPORT OR INCORORATED BY REFERENCE HEREIN THAT ARE NOT PURELY HISTORICAL, INCLUDING STATEMENTS REGARDING HEALTHPLAN SERVICES CORPORATION'S OBJECTIVES, EXPECTATIONS, HOPES, INTENTIONS, BELIEFS, OR STRATEGIES, ARE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. IN PARTICULAR, THE WORDS "EXPECT," "ESTIMATE," "PLAN," "ANTICIPATE," "PREDICT," "INTEND," "BELIEVE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. IT IS IMPORTANT TO NOTE THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS, AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE SUCH ACTUAL RESULTS TO DIFFER MATERIALLY ARE:
CHANGES IN LEGISLATION; FLUCTUATIONS IN BUSINESS CONDITIONS AND THE ECONOMY; HEALTHPLAN SERVICES CORPORATION'S ABILITY TO IDENTIFY AND IMPLEMENT STRATEGIC ACQUISITIONS; CHANGES IN COMPETITION; AND HEALTHPLAN SERVICES CORPORATION'S ABILITY TO ATTRACT AND RETAIN KEY MANAGEMENT PERSONNEL.

INTRODUCTION

     The following is a discussion of changes in the consolidated results of operations of the Company for the three months ended March 31, 1998 and 1997.

     The Company is an outsourcing company that administers health and other benefit plans for large, self-funded companies and for payors (insurance companies, HMOs, and other risk-takers) that have elected to outsource sales support, distribution, and "back-office" administrative services.

A.   RESULTS OF OPERATIONS

     The following is a discussion of material changes in the consolidated results of operations of the Company for the three months ended March 31, 1998 compared to the same period in 1997. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                  ------------------
                                                     1998     1997
                                                   ------   ------
Operating revenues . . . . . . . . . . . . . . .   100.0%   100.0%
                                                   ------   ------
Expenses:
    Agent commissions. . . . . . . . . . . . . .    23.7%    24.5%
    Personnel expenses . . . . . . . . . . . . .    40.3%    39.8%
    General and administrative . . . . . . . . .    23.5%    20.9%
    Contract start-up costs  . . . . . . . . . .     0.5%     0.2%
    Integration  . . . . . . . . . . . . . . . .     0.4%     1.9%
    Gain on sale of investments  . . . . . . . .    (3.9)%    0.0%
    Depreciation and amortization. . . . . . . .     5.3%     5.3%
    Interest expense, net  . . . . . . . . . . .     1.3%     0.5%
    Equity in loss of joint venture  . . . . . .    17.3%     0.0%
                                                   ------   ------
    Total expenses . . . . . . . . . . . . . . .   108.4%    93.1%
                                                   ------   ------
Net (loss) income before income taxes. . . . . .    (8.4)%    6.9%
(Benefit) provision for income taxes . . . . . .    (3.7)%    3.1%
                                                   ------   ------
Net (loss) income  . . . . . . . . . . . . . . .    (4.7)%    3.8%
                                                   ======   ======

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Revenues for the three months ended March 31, 1998 decreased $4.8 million, or 6.6%, to $68.0 million from $72.8 million for the same period in 1997. This decrease resulted from a reduction in revenues from fully-insured customers ($2.1 million) primarily related to the transition of the United HealthCare and Travelers block of indemnity/preferred provider organization block of business to Seaboard Life Insurance Company products, self-funded customers ($1.8 million) primarily related to the sale of the DGB contracts in 1997, and alliance customers ($1.1 million) primarily related to the Company's exiting the Kentucky alliance in 1997.

     Agent commission expense for the three months ended March 31, 1998 decreased $1.7 million, or 10.0%, to $16.1 million from $17.8 million for the same period in 1997. This decrease resulted primarily from the decrease in revenues from fully-insured customers. The Company's commissions as a percentage of operating revenues declined from 24.5% in the three months ended March 31, 1997 to 23.6% in the same period 1998, as self-funded customer revenues represented a greater percentage of the Company's total revenues. Traditionally, self-funded customer commissions represent a lower percent of revenues than fully-insured customer commissions.

     Personnel expense for the three months ended March 31, 1998 decreased $1.6 million, or 5.5%, to $27.4 million from $29.0 million for the same period in 1997. This decrease, which resulted primarily from a reduction in the Company's workforce of approximately 180 employees, was partially offset by overtime incurred as a result of a backlog of claims the Company received from the Provident transition. The Company's personnel expense as a percentage of total revenues increased to 40.3% for the three months ended March 31, 1998 from 39.8% for the three months ended March 31, 1997.

     General and administrative expense for the three months ended March 31, 1998 increased $0.8 million, or 5.3%, to $16.0 million from $15.2 million for the three months ended March 31, 1997. This increase was primarily attributable to the Company's outsourcing of its care management services to SHPS at a cost of $1.3 million. On January 1, 1998, the Company began paying fees to SHPS for performing the care management services. This was partially offset by reductions in equipment rental and maintenance costs. The Company's general and administrative expense as a percentage of total revenue increased to 23.5% in the first quarter of 1998 from 20.9% for the same period in 1997.

     During the first quarter of 1998, the Company sold 166,000 of its shares of Medirisk stock and all 200,000 of its shares of HRM stock resulting in gains of $2.5 million and $0.2 million, respectively.

     Depreciation and amortization expense for the three months ended March 31, 1998 decreased $0.3 million, or 7.7%, to $3.6 million from $3.9 million for the three months ended March 31, 1997. This decrease related primarily to a reduction in the amortization of internally developed software related to the Company's exiting the Kentucky alliance in 1997.

     The Company recorded its 50% share of the $23.6 million loss incurred by SHPS for the three months ended March 31, 1998, which was principally the result of a charge of $23.7 million for the write-off of purchased research and development associated with the acquisitions of HI and PSBI by SHPS.

B.   LIQUIDITY AND CAPITAL RESOURCES

     On May 1, 1998, the Company amended and restated its $175 million credit facility ("Line of Credit") with availability equal to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). This multiple is set at 3.5 through June 30, 2000 and steps down thereafter to 2.75 over the final four quarters of the facility. First Union National Bank of North Carolina serves as "agency bank" and NationsBank, N.A. serves as co-agent with respect to this facility. The credit facility contains provisions which include the maintenance of certain minimum financial ratios, limitations on merger and acquisition activity, and limitations on investment activity. The outstanding draw was $55.0 million at March 31, 1998.

     In the second quarter of 1997, the Company entered into an amendment of the terms of its Line of Credit to enable it to pay a quarterly dividend of up to $0.125 per share of the Company's capital stock (up to $0.50 per share on an annualized basis). The amended and restated credit facility permits continued dividend payments, but limits such payments to no more than $0.55 per share of the Company's capital stock on an annualized basis. On April 1, 1998, the Company declared a dividend of $0.125 per share totalling $1.9 million for the first quarter of 1998. This dividend was paid on April 21, 1998.

     During the second quarter of 1997, the Board of Directors authorized the Company to use up to $20.0 million to support a share repurchase. On May 12, 1998, the Board increased to $30.0 million its authorization to repurchase shares under this program. The Company began implementing this share repurchase program in the first quarter of 1998. Through May 14, 1998, the Company had acquired 603,300 shares under this program at a cost of approximately $14.2 million.

     In December 1997, the Company and Sykes formed SHPS. SHPS is owned 50 percent by each of the founding companies and provides care management services, technology solutions, certain customer support services, and other outsourcing capabilities to the health care and insurance industries. The Company has funded the entire amount of $17.0 million it agreed to invest in the equity of SHPS. In addition, the Company has agreed to guarantee up to $37.5 million of SHPS' $75.0 million credit line. On April 24, 1998, SHPS filed a preliminary registration statement with the Securities and Exchange Commission for an initial public offering of shares of its common stock. If SHPS successfully completes an initial public offering with proceeds of at least $75.0 million, the Company will no longer have an obligation to guarantee SHPS' line of credit.

     The Company spent $2.5 million for capital expenditures during the three months ended March 31, 1998.

     During the first quarter of 1998, the Company sold 166,000 of its shares of Medirisk stock and all 200,000 of its shares of HRM common stock resulting in gains of $2.5 million and $0.2 million, respectively.

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

                               HEALTHPLAN SERVICES CORPORATION

Date: May 14, 1998             /s/ JAMES K. MURRAY, JR.
                               -------------------------------------------------
                               Chief Executive Officer and Chairman of the Board
                               (Principal Executive Officer)

Date: May 14, 1998             /s/ DONALD W. GOULD, JR.
                               -------------------------------------------------
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer and Principal
                               Accounting Officer)