Form 10-Q
period 1998-06-30
HEALTHPLAN SERVICES CORP
filed 1998-08-13
CIK 942319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           COMMISSION FILE NO. 1-13772

                         HEALTHPLAN SERVICES CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                     DELAWARE                         13-3787901
          ------------------------------          -------------------
          (State or Other Jurisdiction of         (I.R.S. Employer
          Incorporation or Organization)          Identification No.)


                    3501 FRONTAGE ROAD, TAMPA, FLORIDA 33607
                 ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (813) 289-1000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                 NOT APPLICABLE
 --------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                      Report)

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

Total number of shares of Common Stock outstanding as of August 12, 1998.

Common Stock . . . . . . . . . . . . . . . . . . . . . . . . .14,013,147

                         HEALTHPLAN SERVICES CORPORATION

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheet
          June 30, 1998 and December 31, 1997 ..........................   2

          Consolidated Statement of Operations
          Three and Six Months Ended June 30, 1998 and 1997 ............   3

          Consolidated Statement of Changes in Common
          Stockholders' Equity Six Months Ended June 30, 1998 ..........   4

          Consolidated Statement of Cash Flows
          Six Months Ended June 30, 1998 and 1997 ......................   5

          Notes to Consolidated Financial Statements ...................   6


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ................  10


PART II - OTHER INFORMATION                                               15


PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         HEALTHPLAN SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                               JUNE 30,    DECEMBER 31,
                                                                                 1998         1997
                                                                             -----------   ------------
                                                                             (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents ............................................      $   7,576     $   1,545
  Restricted cash ......................................................         11,269        11,256
  Accounts receivable, net of allowance for
     doubtful accounts of $1,990 and $150, respectively ................         34,012        28,900
  Refundable income taxes ..............................................          1,586         1,843
  Prepaid expenses and other current assets ............................          5,646         3,071
  Deferred taxes .......................................................          1,943         3,085
                                                                              ---------     ---------
          Total current assets .........................................         62,032        49,700
Property and equipment, net ............................................         26,976        23,235
Other assets, net of accumulated amortization
     of $832 and $689, respectively ....................................          3,239         2,908
Deferred taxes .........................................................          8,215         4,008
Notes receivable .......................................................          3,942         6,334
Investments ............................................................          9,672         7,595
Intangible assets, net .................................................        186,834       149,544
                                                                              ---------     ---------
          Total assets .................................................      $ 300,910     $ 243,324
                                                                              =========     =========

            LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................................      $  14,301     $  13,502
  Premiums payable to carriers .........................................         43,554        39,601
  Commissions payable ..................................................          8,898         5,484
  Deferred revenue .....................................................          2,166         2,015
  Accrued liabilities ..................................................         26,299        18,555
  Current portion of long-term debt payable ............................            468           385
                                                                              ---------     ---------
          Total current liabilities ....................................         95,686        79,542
Notes payable ..........................................................        115,240        43,309
Deferred taxes .........................................................          1,195           982
Other long-term liabilities ............................................          2,779         2,925
                                                                              ---------     ---------
          Total liabilities ............................................        214,900       126,758
                                                                              ---------     ---------

Minority interest ......................................................            971          --
                                                                              ---------     ---------
Common stockholders' equity:
   Common stock voting, $0.01 par value, 100,000,000 shares authorized,
      15,166,347 issued at June 30, 1998 and,
      15,038,033 at December 31, 1997 ..................................            152           150
   Additional paid-in capital ..........................................        109,750       107,325
   Treasury stock, 1,153,200 shares ....................................        (26,801)         --
   Retained earnings ...................................................            919         7,671
   Unrealized appreciation on investments available for sale ...........          1,019         1,420
                                                                              ---------     ---------
          Total stockholders' equity ...................................         85,039       116,566
                                                                              ---------     ---------
          Total liabilities, minority interest, and stockholders' equity      $ 300,910     $ 243,324
                                                                              =========     =========

       The accompanying notes are an integral part of these consolidated financial statements.


                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                         FOR THE THREE MONTHS ENDED JUNE 30,  FOR THE SIX MONTHS ENDED JUNE 30,
                                         ----------------------------------   -------------------------------
                                                1998           1997                1998           1997
                                             ---------      ---------           ---------      ----------
Operating  revenues ......................   $  71,740      $  71,780           $ 139,756      $ 144,543
                                             ---------      ---------           ---------      ---------
Expenses:
  Agent commissions ......................      17,992         16,692              34,077         34,485
  Personnel expenses ....................       31,183         29,144              58,616         58,121
  General and administrative .............      18,690         14,017              34,699         29,239
  Pre-operating and contract
      start-up costs .....................        --               69                 362            163
  Restructure charge .....................        --            1,374                --            1,374
  Integration ............................        --              780                 259          2,178
  Gain on sale of investments ............      (2,680)          --                (5,365)          --
  Depreciation and amortization ..........       3,870          4,342               7,449          8,212
  Interest expense, net ..................       1,414            713               2,300          1,084
  Equity in (income) loss of joint venture         (43)          --                11,751           --
                                             ---------      ---------           ---------      ---------
           Total expenses ................      70,426         67,131             144,148        134,856
                                             ---------      ---------           ---------      ---------
Income (loss) before provision for income
  taxes and minority interest ............       1,314          4,649              (4,392)         9,687
Provision  (benefit) for income taxes ...        1,329          2,241              (1,211)         4,480
                                             ---------      ---------           ---------      ---------
(Loss) income before minority interest ...         (15)         2,408              (3,181)         5,207
Minority interest ........................        (238)          --                  (238)          --
                                             ---------      ---------           ---------      ---------

        Net income (loss) ................   $     223      $   2,408           $  (2,943)     $   5,207
                                             =========      =========           =========      =========

Basic net income (loss) per share ........   $    0.02      $    0.16           $   (0.20)     $    0.35

Basic weighted average number of
   shares outstanding ....................      14,505         14,996              14,750         14,990

Diluted net income per share .............   $    0.02      $    0.16           $     n/a      $    0.34

Diluted weighted average number of
   shares outstanding ....................      14,804         15,041                 n/a         15,111


       The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                       UNREALIZED
                                                                                                       APPRECIATION
                                                                                                           ON
                                                      VOTING    ADDITIONAL                              INVESTMENTS
                                                      COMMON      PAID-IN     TREASURY      RETAINED     AVAILABLE
                                                      STOCK       CAPITAL       STOCK       EARNINGS      FOR SALE        TOTAL
                                                    ---------    ---------    ---------     ---------  ------------     ---------
Balance at December 31, 1997 ...................    $     150    $ 107,325    $    --       $   7,671     $   1,420     $ 116,566
Vesting of management stock (unaudited) ........         --            118         --            --            --             118
Issuance of 123,500 shares in connection
   with stock option plans (unaudited) .........            2        2,218         --            --            --           2,220
Issuance of 4,694 shares in connection with the
   employee stock purchase plan (unaudited) ....         --             86         --            --            --              86
Issuance of 120 shares in connection with the
   directors compensation plan (unaudited) .....         --              3         --            --            --               3
Change in unrealized appreciation
   on investments available
   for sale (unaudited) ........................         --           --           --            --            (401)         (401)
Cash  dividends declared (unaudited) ...........         --           --           --          (3,809)         --          (3,809)
Purchase of treasury shares (unaudited) ........         --           --        (26,801)         --            --         (26,801)
Net loss (unaudited) ...........................         --           --           --          (2,943)         --          (2,943)
                                                    ---------    ---------    ---------     ---------     ---------     ---------
Balance at June 30, 1998 (unaudited) ...........    $     152    $ 109,750    $ (26,801)    $     919     $   1,019     $  85,039
                                                    =========    =========    =========     =========     =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   ------------------------
                                                                       1998        1997
                                                                     --------    --------
Cash flows from operating activities:
   Net (loss) income .............................................   $ (2,943)   $  5,207
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation ..................................................      3,623       4,400
   Amortization ..................................................      3,826       3,395
   Equity in loss of joint venture ...............................     11,751        --
   Minority interest .............................................       (238)       --
   Disposal of computer software .................................       --           417
   Issuance of Common Stock to management ........................        118         118
   Deferred taxes ................................................     (2,616)      3,526
Changes in assets and liabilities net of effect from acquisitions:
   Restricted cash ...............................................        (13)     (1,251)
   Accounts receivable ...........................................      2,312      (7,857)
   Refundable income taxes .......................................        258       5,993
   Prepaid expenses and other current assets .....................     (1,358)       (317)
   Other assets ..................................................       (257)       (220)
   Accounts payable ..............................................     (1,728)    (11,523)
   Premiums payable to carriers ..................................      3,883      19,707
   Commissions payable ...........................................      3,283       1,123
   Deferred revenue ..............................................        151         729
   Accrued liabilities ...........................................         50       2,167
                                                                     --------    --------
          Net cash provided by operating activities ..............     20,102      25,614
                                                                     --------    --------
Cash flows from investing activities:
   Purchases of property and equipment ...........................     (3,513)     (5,041)
   Payment for purchase of CENTRA HealthPlan LLC,
          net of cash acquired ...................................    (10,759)       --
   Payment for purchase of National Preferred Provider Network,
          net of cash acquired ...................................    (24,724)       --
   Payment for purchase of Montgomery Management .................     (4,000)       --
   Payment for purchase of TMG block of business .................       --        (1,600)
   Increase in  investments, net .................................    (14,464)     (1,816)
   Decrease in note  receivable ..................................      2,392       6,388
                                                                     --------    --------
             Net cash used in investing activities ...............    (55,068)     (2,069)
                                                                     --------    --------
Cash flows from financing activities:
   Net borrowing (payments) under line of credit .................     69,000     (15,000)
   Payments on other debt ........................................     (1,621)     (3,387)
   Cash dividends paid ...........................................     (1,889)       --
   Proceeds from exercise of stock  options ......................      2,220         238
   Purchase of Treasury Stock ....................................    (26,801)       --
   Proceeds from Common Stock issued .............................         88         125
                                                                     --------    --------
          Net cash provided by (used in) financing activities ....     40,997     (18,024)
                                                                     --------    --------
Net increase in cash and cash equivalents .......................       6,031       5,521
Cash and cash equivalents at beginning of period ................       1,545       3,725
                                                                     --------    --------
Cash and cash equivalents at end of period ......................    $  7,576    $  9,246
                                                                     ========    ========
Supplemental disclosure of cash flow information:
   Cash paid for interest ........................................   $  2,283    $  2,588
                                                                     ========    ========
   Cash paid for income taxes ....................................   $  1,230    $  1,528
                                                                     ========    ========
Supplemental disclosure of noncash activities:
   Dividends declared and unpaid .................................   $  1,921    $  1,861
                                                                     ========    ========

        The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

        HealthPlan Services Corporation (together with its direct and indirect subsidiaries, the "Company") is an outsourcing company that administers health and other benefit plans for large, self-funded companies and for payors (insurance companies, health maintenance organizations ("HMOs"), and other risk-takers) that have elected to outsource sales support, distribution, and "back-office" administrative services. The Company provides these services to approximately 120,000 small businesses, plan holders, and self-funded organizations, covering approximately 3.4 million members in the United States. The Company functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

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

        The consolidated financial statements include the accounts of HealthPlan Services Corporation and its wholly owned subsidiaries. The Company's 50% owned joint venture investment is accounted for using the equity method. The Company has consolidated its investment in CENTRA HealthPlan LLC ("CENTRA") and recorded the minority shareholder's interest on the balance sheet and statement of operations. All intercompany transactions and balances have been eliminated in consolidation.

    EARNINGS PER SHARE

        Basic earnings per share is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. The calculation of diluted earnings per share reflects the effect of outstanding options using the treasury stock method.

        The diluted loss per share is not shown for the six months ended June 30, 1998, as it is anti-dilutive.

        COMPREHENSIVE INCOME

           Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table sets forth comprehensive income (net of taxes) for the periods indicated, which reflects the inclusion of unrecognized appreciation on investments held for sale (see Note 6):

                                                   SIX MONTHS ENDED JUNE 30,
                                                   ------------------------
                                                     1998            1997
                                                    ------          ------
Unrealized appreciation on
    investment available for sale ..............    $1,019          $  668
Tax at 39% statutory rate ......................       397             261
                                                    ------          ------
Comprehensive income ...........................    $  622          $  407
                                                    ======          ======


      RECLASSIFICATIONS

           Certain prior year amounts have been reclassified to conform with the current year's presentation. These amounts do not have a material impact on the financial statements taken as a whole.

3.  ACQUISITIONS

        On June 16, 1998, the Company acquired a 50.1% interest in CENTRA. CENTRA was formed by an agreement between the Company and CENTRA Benefit Services, Inc. ("CBS") in which substantially all the assets in CBS's third party administration business, which administers self-insured employee benefit plans, were transferred to CENTRA. The Company paid $0.2 million for a 1% interest in CENTRA and acquired an additional 49.9% interest from CBS in exchange for the payment of $7.4 million ($9.3 million purchase price net of the payoff of a CBS note), the issuance of $4.0 million in five year 5.75% notes convertible into approximately 180,000 shares of the Company's stock, and additional contingent consideration. With respect to such additional consideration, CBS has the right to put its remaining interest in CENTRA at a contractual price not to exceed $7.2 million within two years of the acquisition date if it meets certain financial performance criteria. If CBS has not put its remaining interest to the Company within two years, CBS will sell its remaining interest in CENTRA to the Company at an appraised value not to exceed $7.2 million. CENTRA is a major administrator of self-funded health plans for large corporations and is headquartered in Richardson, Texas. CENTRA also has processing facilities in Houston, Texas, Duncan, Oklahoma, Lynnwood, Washington, and Charleston, West Virginia.

        On May 18, 1998, the Company acquired National Preferred Provider Network, Inc. ("NPPN") for $25.0 million cash and additional contingent consideration of up to $25.0 million if NPPN achieves certain financial performance objectives. NPPN is one of the country's largest networks of health care providers and is headquartered in Middletown, New York.

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

        The following unaudited pro forma consolidated results of operations of the Company gives effect to acquisitions, accounted for as purchases, as if they occurred on January 1, 1997 (in thousands):

                                                 SIX MONTHS ENDED JUNE 30,
                                                 --------------------------
                                                   1998              1997
                                                 --------          --------

Revenues ....................................     159,232           169,315
Expenses ....................................     168,656           165,210
(Loss) income before taxes and
    minority interest .......................      (9,424)            4,105
Net (loss) income ...........................      (6,443)            1,293
Net income per common share .................         n/a              0.09


        The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of January 1, 1997 or of the results which may occur in the future.

4.   BLOCKS OF BUSINESS

        In October 1997, the Company and Provident entered into an agreement under which the Company assumed all of the policy issuance, billing, and claims services for the individual health insurance policies of Provident's life insurance subsidiaries. The Company began providing these services in January 1998.

5.   NOTES PAYABLE AND CREDIT FACILITY

        On June 23, 1998, the Company amended and restated its $175 million credit facility (the "Line of Credit"), with availability limited by formula to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). This multiple is set at 3.5 through June 30, 1999 and steps down thereafter to 2.75 during the final four quarters of the facility. The maximum amount available through the Line of Credit as of June 30, 1998 was approximately $159 million, including all debt, letters of credit, and guarantees made by the Company. The facility operates on a revolving basis over a five year term with the final maturity date on May 3, 2003, at which time the entire outstanding balance must be paid. The Company's borrowing under the Line of Credit includes interest ranging from LIBOR plus 75 to 125 basis points to prime plus 0 to 50 basis points. The Line of Credit carries a commitment fee ranging from 0.175% to 0.25% of the unused portion and is secured by the stock of the Company's subsidiaries. The credit agreement contains provisions that include (among other covenants) a requirement that the Company maintain certain minimum financial ratios, limitations on merger and acquisition activity, limitations on investment activity, and limitations on the payment of dividends. The outstanding balance under the Line of Credit at June 30, 1998 was $109.0 million. The Company incurred approximately $2.1 million of interest expense and approximately $144,000 in commitment fees on the current and previous Lines of Credit for the six months ended June 30, 1998.

        The Company has entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in October 1999 and September 2001, effectively convert $40.0 million of variable debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.42% plus a margin ranging from 75 to 125 basis points. For the six months ended June 30, 1998, the Company recorded approximately $143,000 of interest expense related to its interest rate swap agreements.

        The Company has additional notes payable of $6.7 million relating to the CENTRA acquisition, a 1994 acquisition, and equipment purchases, of which $0.5 million is payable within one year.

6.  INVESTMENTS AND NOTE RECEIVABLE

        In December 1997, the Company and Sykes Enterprises, Incorporated ("Sykes") formed Sykes HealthPlan Services, Inc. ("SHPS"). The new company is owned 50% by each of the founding companies and provides care management services, technology solutions, certain customer support services, and other outsourcing capabilities to the health care and insurance industries. The Company has invested $17.0 million in SHPS and guaranteed a line of credit of up to $37.5 million to fund the activities of SHPS. On April 24, 1998, SHPS filed a preliminary registration statement with the Securities and Exchange Commission for an initial public offering of shares of its common stock. On July 23, 1998, the Company and Sykes announced the postponement of SHPS' initial public offering due to unfavorable market conditions for initial public offerings.

        The Company accounts for its investment in SHPS under the equity method of accounting. The Company recorded its 50% share in the $23.5 million loss incurred by SHPS for the six months ended June 30, 1998, which was principally the result of a charge of $23.7 million for the write-off of purchased research and development associated with SHPS' acquisitions of Health International, Inc. ("HI") and Prudential Service Bureau, Inc. ("PSBI").

           Summary financial information for SHPS for the six months ended June 30, 1998 is as follows (unaudited) (in thousands):

             Condensed Income Statement Information

             Revenues                                        $    20,456
             Loss from operations                                (23,343)
             Net loss                                        $   (23,503)

             Condensed Balance Sheet Information

             Current assets                                  $    27,555
             Non-current assets                                   50,950
             Current liabilities                                  20,930
             Non-current liabilities                              52,925
             Net worth                                       $     4,650


        On March 5, 1997, the Company and Health Risk Management, Inc. ("HRM") mutually agreed to terminate a merger agreement previously entered into on September 12, 1996. In connection with the termination, the Company purchased 200,000 shares of HRM common stock, representing approximately 4.5% of HRM shares outstanding, at a price of $12.50 per share. During the first quarter of 1998, the Company sold all of its shares in HRM and recorded a gain on the sale of $0.2 million.

        On January 8, 1996, the Company entered into an agreement with Medirisk, Inc. ("Medirisk"), a provider of health care information, to purchase $2.0 million of Medirisk preferred stock representing a 9% ownership interest and, in addition, to lend Medirisk up to $10.0 million over four years in the form of debt for which the Company would receive detachable warrants to purchase up to 432,101 shares of Medirisk's common stock for $0.015 per share, based on the amount of debt actually acquired. On January 28, 1997, Medirisk completed an initial public offering and satisfied the $6.9 million debt balance in accordance with the agreement. The remaining value of the warrants of approximately $0.5 million was accreted to income in the first quarter of 1997. Upon completion of the public offering, Medirisk's preferred stock was converted to common stock. The Company exercised its warrants in February of 1998 resulting in an ownership of 480,442 shares of common stock, which represented an approximate 11% ownership interest. The average cost was $5.48 per share. During the six months ended June 30, 1998, the Company sold 370,711 of its shares in Medirisk and recorded a gain on the sale of $5.2 million. On June 30, 1998, Medirisk's shares closed at $20.25 per share of common stock. This investment is recorded as available for sale with the unrealized holding gain reported in the equity section of the balance sheet in accordance with SFAS 115.

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

INTRODUCTION

        The following is a discussion of changes in the consolidated results of operations of the Company for the three and six months ended June 30, 1998 compared to the same periods in 1997.

        The Company is an outsourcing company that administers health and other benefit plans for large, self-funded companies and for payors (insurance companies, HMOs, and other risk-takers) that have elected to outsource sales support, distribution, and "back-office" administrative services.

A.      RESULTS OF OPERATIONS

        The following is a discussion of material changes in the consolidated results of operations of the Company for the three and six months ended June 30, 1998 compared to the same period in 1997. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                        ------------------        --------------------
                                         1998       1997            1998         1997
                                        -------    -------        -------      -------
Operating revenues ...................  100.0 %    100.0 %        100.0 %      100.0 %
Expenses:
      Agent commissions ..............   25.1 %     23.3 %         24.4 %       23.9 %
      Personnel expenses .............   43.4 %     40.6 %         41.9 %       40.2 %
      General and administrative .....   26.1 %     19.5 %         24.8 %       20.2 %
      Pre-operating and contract
        start-up costs ...............    0.0 %      0.1 %          0.3 %        0.1 %
      Restructure charge .............    0.0 %      1.9 %          0.0 %        1.0 %
      Integration ....................    0.0 %      1.1 %          0.2 %        1.5 %
      Gain on sale of investments ....   (3.7)%      0.0 %         (3.8)%        0.0 %
      Depreciation and amortization ..    5.4 %      6.0 %          5.3 %        5.7 %
      Interest expense, net ..........    2.0 %      1.0 %          1.6 %        0.7 %
      Equity in (income) loss of joint
        venture ......................   (0.1)%      0.0 %          8.5 %        0.0 %
        Total expenses ...............   98.2 %     93.5 %        103.2 %       93.3 %
Income (loss) before provision for
      income taxes and
      minority interest ..............    1.8 %      6.5 %         (3.2)%        6.7 %
Provision (benefit) for
     income taxes ....................    1.8 %      3.1 %         (0.9)%        3.1 %
Income (loss) before
     minority interest ...............    0.0 %      3.4 %         (2.3)%        3.6 %
Minority interest ....................   (0.3)%      0.0 %         (0.2)%        0.0 %
Net income (loss) ....................    0.3 %      3.4 %         (2.1)%        3.6 %

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

        Revenues for the three months ended June 30, 1998 decreased $0.1 million, or 0.1%, to $71.7 million from $71.8 million for the same period in 1997. This decrease resulted from a reduction in revenues from self-funded customers ($4.3 million) primarily related to the sale of the DGB contracts in 1997, and from alliance customers ($1.6 million) primarily related to the Company's exiting the Kentucky alliance in 1997. This was offset by an increase in revenues from fully-insured customers ($0.6 million) primarily related to $7.9 million in revenues from the Provident block of business offsetting a reduction in revenues related to the transition of the United HealthCare and Travelers block of indemnity/preferred provider organization block of business to Seaboard Life Insurance Company products. Additionally, the Company recognized $3.0 million and $2.3 million in revenues from CENTRA and NPPN, respectively.

        Agent commission expense for the three months ended June 30, 1998 increased $1.3 million, or 7.8%, to $18.0 million from $16.7 million for the same period in 1997. This increase resulted primarily from commissions associated with the Provident block of business, which represent a higher percentage of revenue than the Company's other fully-insured business. The Company's commissions as a percentage of operating revenues increased from 23.3% in the three months ended June 30, 1997 to 25.1% in the same period 1998, as fully-insured customer revenues from the Provident block of business represented a greater percentage of the Company's total revenues.

        Personnel expense for the three months ended June 30, 1998 increased $2.1 million, or 7.2%, to $31.2 million from $29.1 million for the same period in 1997. This increase resulted primarily from overtime and temporary services incurred as a result of a backlog of claims the Company received from the Provident transition along with $3.4 million of personnel expense associated with the consolidation of CENTRA's and NPPN's financial results. These increases were partially offset by reduced salaries resulting from a reduction of approximately 190 employees in the Company's workforce. The Company's personnel expense as a percentage of total revenues increased to 43.4% for the three months ended June 30, 1998 from 40.6% for the three months ended June 30, 1997.

        General and administrative expense for the three months ended June 30, 1998 increased $4.7 million, or 33.6%, to $18.7 million from $14.0 million for the three months ended June 30, 1997. This increase was primarily attributable to the Company's acquisitions of CENTRA and NPPN and the outsourcing of its care management services to SHPS at a cost of $1.1 million. On January 1, 1998, the Company began paying fees to SHPS for performing care management services. The Company's general and administrative expense as a percentage of total revenue increased to 26.1% in the second quarter of 1998 from 19.5% for the same period in 1997.

        During the second quarter of 1998, the Company sold 204,711 of its shares of Medirisk resulting in a gain of $2.7 million.

        Depreciation and amortization expense for the three months ended June 30, 1998 decreased $0.4 million, or 9.3%, to $3.9 million from $4.3 million for the three months ended June 30, 1997. Some of the Company's furniture and fixtures became fully amortized in the fourth quarter of 1997. Additionally, the Company recognized a reduction in the amortization of internally developed software related to the Company's exiting the Kentucky alliance in 1997. These reductions were partially offset by amortization of goodwill on the Company's CENTRA and NPPN acquisitions.

        The tax provision of 101% of pre-tax income results from the effect of non-deductible goodwill included in the Company's annualized estimated effective tax rate. The Company's annualized effective tax rate is calculated based on the Company's annual earnings projections. Due to lower than projected earnings in the second quarter of 1998, the Company adjusted its earnings projections for the remainder of 1998 resulting in an increase in its effective tax rate.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

        Revenues for the six months ended June 30, 1998 decreased $4.7 million, or 3.3%, to $139.8 million from $144.5 million for the same period in 1997. This decrease resulted from a reduction in revenues from fully-insured customers ($1.5 million) primarily related to the transition of the United HealthCare and Travelers block of indemnity/preferred provider organization block of business to Seaboard Life Insurance Company products offsetting $12.6 million in revenues from the Provident block of business, from self-funded customers ($6.1 million) primarily related to the sale of the DGB contracts in 1997, and from alliance customers ($2.7 million) primarily related to the Company's exiting the Kentucky alliance in 1997. New revenues of $3.0 million and $2.3 million were recognized as a result of the CENTRA and NPPN acquisitions, respectively.

        Agent commission expense for the six months ended June 30, 1998 decreased $0.4 million, or 1.2%, to $34.1 million from $34.5 million for the same period in 1997. This decrease resulted primarily from the decrease in revenues from fully-insured customers. The Company's commissions as a percentage of operating revenues increased from 23.9% in the six months ended June 30, 1997 to 24.4% in the same period 1998, due to commissions associated with the Provident block of business, which has a higher commission percentage than the Company's other fully-insured business.

        Personnel expense for the six months ended June 30, 1998 increased $0.5 million, or 0.9%, to $58.6 million from $58.1 million for the same period in 1997. This increase resulted primarily from overtime and temporary services incurred as a result of a backlog of claims the Company received from the Provident transition along with $3.4 million of personnel expense associated with the consolidation of CENTRA's and NPPN's financial results. These increases were partially offset by a reduction in the Company's workforce of approximately 190 employees. The Company's personnel expense as a percentage of total revenues increased to 41.9% for the six months ended June 30, 1998 from 40.2% for the six months ended June 30, 1997.

        General and administrative expense for the six months ended June 30, 1998 increased $5.5 million, or 18.8%, to $34.7 million from $29.2 million for the six months ended June 30, 1997. This increase was primarily attributable to the Company's acquisitions of CENTRA and NPPN and the outsourcing of its care management services to SHPS at a cost of $2.4 million. On January 1, 1998, the Company began paying fees to SHPS for performing care management services. The Company's general and administrative expense as a percentage of total revenue increased to 24.8% for the six months ended June 30, 1998 from 20.2% for the same period in 1997.

        During the six months ended June 30, 1998, the Company sold 370,711 of its shares of Medirisk stock and all 200,000 of its shares of HRM stock resulting in gains of $5.2 million and $0.2 million, respectively.

        Depreciation and amortization expense for the six months ended June 30, 1998 decreased $0.8 million, or 9.8%, to $7.4 million from $8.2 million for the six months ended June 30, 1997. Some of the Company's furniture and fixtures became fully amortized in the fourth quarter of 1997. Additionally, the Company recognized a reduction in the amortization of internally developed software related to the Company's exiting the Kentucky alliance in 1997. These reductions were partially offset by amortization of goodwill on the Company's CENTRA and NPPN acquisitions.

        The Company recorded its 50% share of the $23.5 million loss incurred by SHPS for the six months ended June 30, 1998, which was principally the result of a charge of $23.7 million for the write-off of purchased research and development associated with the acquisitions of HI and PSBI by SHPS.

B.      LIQUIDITY AND CAPITAL RESOURCES

        On June 23, 1998, the Company amended and restated its $175 million credit facility ("Line of Credit") with availability equal to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). This multiple is set at 3.5 through June 30, 1999 and steps down thereafter to 2.75 during the final four quarters of the facility. First Union National Bank of North Carolina serves as "agency bank," and NationsBank, N.A. serves as co-agent with respect to this facility. The credit facility contains provisions which include the maintenance of certain minimum financial ratios, limitations on merger and acquisition activity, and limitations on investment activity. The outstanding draw was $109.0 million at June 30, 1998.

        In the second quarter of 1997, the Company entered into an amendment of the terms of its Line of Credit to enable it to pay a quarterly dividend of up to $0.125 per share of the Company's capital stock (up to $0.50 per share on an annualized basis). The amended and restated credit facility permits continued dividend payments, but limits such payments to no more than $0.55 per share of the Company's capital stock on an annualized basis. In the second quarter of 1998, the Company increased its dividend to $0.1375 per share. During 1998, the Company has declared dividends totaling $3.8 million. These dividends were paid on April 21 and July 21.

        During the second quarter of 1997, the Board of Directors authorized the Company to use up to $20.0 million to support a share repurchase. On May 12, 1998, the Board increased to $30.0 million its authorization to repurchase shares under this program. The Company began implementing this share repurchase program in the first quarter of 1998. Through August 12, 1998, the Company had acquired 1,153,200 shares under this program at a cost of approximately $26.8 million.

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

        The Company spent $3.5 million for capital expenditures during the six months ended June 30, 1998.

        During 1998, the Company sold 370,711 of its shares of Medirisk stock and all 200,000 of its shares of HRM common stock resulting in gains of $5.2 million and $0.2 million, respectively.

        Based upon current expectations, the Company believes that all consolidated operating and financing activities for the foreseeable future will be met from internally generated cash flow from operations, available cash, or its existing Line of Credit.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        On June 16, 1998, in connection with the CENTRA transaction, the Company issued to CBS $4.0 million in 5.75% convertible notes. During the period beginning on June 17, 1999 and ending on June 15, 2003, which is the maturity date of the notes, CBS will have the right to convert the notes into shares of the Company's common stock at a rate per share equal to $22.00 of the outstanding principal amount of the notes. The notes are subject to certain set-off rights of the Company under certain circumstances. The issuance of the notes was exempt from registration under Section 4(2) of the Securities Act of 1933, based upon the fact that CBS was a sophisticated investor that took the notes in a negotiated transaction for investment and not with a view to distribution. A description of the terms of the CENTRA transaction is set forth at Note 3 to the Company's consolidated financial statements in Part I, Item 1 of this Form 10-Q. Such description is incorporated by reference into this Part II, Item 2.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        At the Company's Annual Meeting of Stockholders, held on May 12, 1998, the stockholders of the Company elected thirteen directors to serve for the ensuing year or until their respective successors have been elected and qualified or their earlier resignation or removal. The results of these votes were: one director 13,188,000 votes for and 18,526 votes withheld, four directors 13,172,081 votes for and 34,445 votes withheld, three directors 13,172,061 votes for and 34,465 votes withheld, one director 13,171,471 votes for and 35,055 votes withheld, one director 13,169,654 votes for and 36,872 votes withheld, one director 12,721,106 votes for and 485,020 votes withheld, one director 12,720,725 votes for and 485,801 votes withheld, and one director 12,720,428 votes for and 486,098 votes withheld.

ITEM 5.  OTHER INFORMATION.

        On July 16, 1998, Robert R. Parker was elected as a director of the Company. Mr. Parker is currently President and Chief Operating Officer of the Company and was formerly the Chief Executive Officer of Harrington Services Corporation, which the Company acquired in 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

                    EXHIBIT
                    NUMBER          DESCRIPTION OF EXHIBIT
                    --------        ----------------------

                      27.1          Financial Data Schedule

                         HEALTHPLAN SERVICES CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HEALTHPLAN SERVICES CORPORATION



Date:   August 13, 1998            /s/ JAMES K. MURRAY, JR.
                                   -------------------------------
                                   Chief Executive Officer and Chairman of the
                                   Board
                                   (Principal Executive Officer)



Date:   August 13, 1998            /s/ DONALD W. GOULD, JR.
                                   ------------------------
                                   Senior Vice President and Chief Financial
                                   Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)