Form 10-Q
period 1998-09-30
HEALTHPLAN SERVICES CORP
filed 1998-11-16
CIK 942319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Total number of shares of Common Stock outstanding as of November 6, 1998.

Common Stock  ..................................................  13,922,366

                         HEALTHPLAN SERVICES CORPORATION

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------


PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet
           September 30, 1998 and December 31, 1997....................    2

           Consolidated Statement of Income
           Three and Nine Months Ended September 30, 1998 and 1997.....    3

           Consolidated Statement of Changes in Common
           Stockholders' Equity Nine Months Ended September 30, 1998...    4

           Consolidated Statement of Cash Flows
           Nine Months Ended September 30, 1998 and 1997...............    5

           Notes to Consolidated Financial Statements..................    6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............   10


PART II - OTHER INFORMATION                                               16

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         HEALTHPLAN SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                               1998               1997
                                                                           ------------       ------------
                                                                           (UNAUDITED)
                                 ASSETS
Current assets:
  Cash and cash equivalents ............................................      $   6,138       $   1,545
  Restricted cash ......................................................         11,805          11,256
  Accounts receivable, net .............................................         27,539          28,900
  Refundable income taxes ..............................................           --             1,843
  Prepaid expenses and other current assets ............................          5,068           3,071
  Deferred taxes .......................................................          1,943           3,085
                                                                              ---------       ---------
          Total current assets .........................................         52,493          49,700
Property and equipment, net ............................................         27,437          23,235
Other assets, net ......................................................          3,265           2,908
Deferred taxes .........................................................          2,666           4,008
Notes receivable .......................................................          3,725           6,334
Investments ............................................................          6,182           7,595
Intangible assets, net .................................................        184,716         149,544
                                                                              ---------       ---------
          Total assets .................................................      $ 280,484       $ 243,324
                                                                              =========       =========

          LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................................      $  15,016       $  13,502
  Premiums payable to carriers .........................................         38,311          39,601
  Commissions payable ..................................................          5,331           5,484
  Deferred revenue .....................................................          2,109           2,015
  Accrued liabilities ..................................................         24,731          18,555
  Income taxes payable .................................................          2,848            --
  Current portion of long-term debt payable ............................            472             385
                                                                              ---------       ---------
          Total current liabilities ....................................         88,818          79,542
Notes payable ..........................................................         94,225          43,309
Deferred taxes .........................................................            474             982
Other long-term liabilities ............................................          2,799           2,925
                                                                              ---------       ---------
          Total liabilities ............................................        186,316         126,758
                                                                              ---------       ---------

Minority interest ......................................................            526            --
                                                                              ---------       ---------
Common stockholders' equity:
   Common stock voting, $0.01 par value, 100,000,000 shares authorized,
     15,170,966 issued at September 30, 1998 and,
     15,038,033 at December 31, 1997 ...................................            152             150
   Additional paid-in capital ..........................................        109,852         107,325
   Treasury stock, 1,204,800 shares ....................................        (27,415)           --
   Retained earnings ...................................................         11,261           7,671
   Unrealized (depreciation) appreciation
     on investments available for sale .................................           (208)          1,420
                                                                              ---------       ---------
          Total stockholders' equity ...................................         93,642         116,566
                                                                              ---------       ---------
          Total liabilities, minority interest, and stockholders' equity      $ 280,484       $ 243,324
                                                                              =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION

                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                        FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                        --------------------------     -------------------------
                                           1998             1997          1998            1997
                                           ----             ----          ----            ----
Operating revenues ...............      $  74,526       $  68,846      $ 214,282       $ 213,389
                                        ---------       ---------      ---------       ---------

Expenses:
  Agent commissions ..............         17,359          16,039         51,436          50,524
  Personnel expenses .............         33,324          27,301         91,939          85,422
  General and administrative .....         18,892          13,372         53,591          42,610
  Restructure charge .............          2,052            --            2,052           1,374
  Integration ....................          2,349           1,121          2,608           3,300
  Other expense ..................          1,436              79          1,798             242
  Gain on sale of investments ....        (27,875)           --          (33,240)           --
  Depreciation and amortization ..          4,209           3,843         11,658          12,055
  Interest expense, net ..........          1,784             726          4,084           1,809
  Equity in loss of joint venture            --              --           11,752            --
                                        ---------       ---------      ---------       ---------
       Total expenses ............         53,530          62,481        197,678         197,336
                                        ---------       ---------      ---------       ---------

Income before provision for income
  taxes and minority interest ....         20,996           6,365         16,604          16,053
Provision for income taxes .......          9,173           2,777          7,962           7,258
                                        ---------       ---------      ---------       ---------
Income before minority interest ..         11,823           3,588          8,642           8,795
Minority interest ................           (433)           --             (671)           --
                                        ---------       ---------      ---------       ---------

       Net income ................      $  12,256       $   3,588      $   9,313       $   8,795
                                        =========       =========      =========       =========

Basic net income per share .......      $    0.88       $    0.24      $    0.64       $    0.59

Basic weighted average number
  of shares outstanding ..........         13,993          15,010         14,497          14,997

Diluted net income per share .....      $    0.88       $    0.24      $    0.64       $    0.58

Diluted weighted average number of
  shares outstanding .............         13,993          15,214         14,651          15,144

        The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                         UNREALIZED
                                                                                                       (DEPRECIATION)
                                                                                                        APPRECIATION
                                                      VOTING     ADDITIONAL                            ON INVESTMENTS
                                                      COMMON      PAID-IN      TREASURY     RETAINED      AVAILABLE
                                                      STOCK       CAPITAL       STOCK       EARNINGS       FOR SALE       TOTAL
                                                   ----------   ----------    ---------    ----------  --------------   ----------
Balance at December 31, 1997 ..................    $     150    $ 107,325    $    --       $   7,671     $   1,420     $ 116,566
Vesting of management stock (unaudited) .......         --            177         --            --            --             177
Issuance of 123,500 shares in connection
   with stock option plans (unaudited) ........            2        2,218         --            --            --           2,220
Issuance of 9,313 shares in connection with the
   employee stock purchase plan (unaudited) ...         --            129         --            --            --             129
Issuance of 120 shares in connection with the
   directors compensation plan (unaudited) ....         --              3         --            --            --               3
Change in unrealized (depreciation)
   appreciation on investments available
   for sale (unaudited) .......................         --           --           --            --          (1,628)       (1,628)
Cash dividends declared (unaudited) ...........         --           --           --          (5,723)         --          (5,723)
Purchase of treasury shares (unaudited) .......         --           --        (27,415)         --            --         (27,415)
Net income (unaudited) ........................         --           --           --           9,313          --           9,313
                                                   ---------    ---------    ---------     ---------     ---------     ---------
Balance at September 30, 1998 (unaudited) .....    $     152    $ 109,852    $ (27,415)    $  11,261     $    (208)    $  93,642
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

                         HEALTHPLAN SERVICES CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       -------------------------
                                                                            1998           1997
                                                                        --------       --------
Cash flows from operating activities:
   Net income ....................................................      $  9,313       $  8,795
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation ..................................................         5,648          6,541
   Amortization ..................................................         6,010          5,097
   Gain on sale of investments ...................................       (33,240)          --
   Equity in loss of joint venture ...............................        11,751           --
   Minority interest .............................................          (671)          --
   Disposal of computer software .................................          --              417
   Issuance of Common Stock to management ........................           177            176
   Deferred taxes ................................................         2,932          2,478
Changes in assets and liabilities net of effect from acquisitions:
   Restricted cash ...............................................          (549)        (1,316)
   Accounts receivable ...........................................         8,785         (2,611)
   Income taxes payable ..........................................         4,691          9,305
   Prepaid expenses and other current assets .....................          (780)           959
   Other assets ..................................................          (349)          (164)
   Accounts payable ..............................................        (1,013)       (14,386)
   Premiums payable to carriers ..................................        (1,360)        11,560
   Commissions payable ...........................................          (284)         1,325
   Deferred revenue ..............................................            94            239
   Accrued liabilities ...........................................        (1,517)        (1,612)
                                                                        --------       --------
          Net cash provided by operating activities ..............         9,638         26,803
                                                                        --------       --------
Cash flows from investing activities:
   Purchases of property and equipment ...........................        (5,999)        (7,333)
   Payment for purchase of CENTRA HealthPlan LLC,
          net of cash acquired ...................................        (8,784)          --
   Payment for purchase of National Preferred Provider Network
          net of cash acquired ...................................       (24,724)          --
   Payment for purchase of Montgomery Management .................        (4,000)          --
   Payment for purchase of TMG block of business .................          --           (1,600)
   Proceeds from sale of investments .............................        40,152           --
   Increase in investments .......................................       (19,835)        (1,821)
   Decrease in note receivable ...................................         2,609          6,388
                                                                        --------       --------
          Net cash used in investing activities ..................       (20,581)        (4,366)
                                                                        --------       --------
Cash flows from financing activities:
   Net borrowing (payments) under line of credit .................        48,000        (15,000)
   Net payments on other debt ....................................        (3,587)        (3,458)
   Cash dividends paid ...........................................        (3,801)        (1,863)
   Proceeds from exercise of stock options .......................         2,220            445
   Repurchase of Common Stock ....................................       (27,415)          --
   Proceeds from Common Stock issued .............................           119            182
                                                                        --------       --------
          Net cash provided by (used in) financing activities ....        15,536        (19,694)
                                                                        --------       --------
Net increase in cash and cash equivalents ........................         4,593          2,743
Cash and cash equivalents at beginning of period .................         1,545          3,725
                                                                        --------       --------
Cash and cash equivalents at end of period .......................      $  6,138       $  6,468
                                                                        ========       ========
Supplemental disclosure of cash flow information:
   Cash paid for interest ........................................      $  4,494       $  3,538
                                                                        ========       ========
   Cash paid for income taxes ....................................      $    416       $  1,746
                                                                        ========       ========
Supplemental disclosure of noncash activities:
   Dividends declared and unpaid .................................      $  1,910       $  1,865
                                                                        ========       ========


        The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

       HealthPlan Services Corporation (together with its direct and indirect subsidiaries, the "Company") is an outsourcing company that administers health and other benefit plans for large, self-funded companies and for payors (insurance companies, health maintenance organizations ("HMOs"), and other risk-takers) that have elected to outsource sales support, distribution, and "back-office" administrative services. The Company provides these services to approximately 150,000 small businesses, plan holders, and self-funded organizations, covering over 3 million members in the United States. The Company functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

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

       COMPREHENSIVE INCOME

       Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The following table sets forth comprehensive income (net of taxes) for the periods indicated, which reflects the inclusion of unrecognized appreciation on investments held for sale (see Note 6). Comprehensive income would result in an adjustment to net income as follows:

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                              --------------------
                                                1998         1997
                                              -------      -------

Net income ..............................     $ 9,313      $ 8,795
Unrealized (depreciation) appreciation on
    investment available for sale .......      (1,628)       1,420
Tax at 39% statutory rate ...............         635         (554)
                                              -------      -------
Comprehensive income ....................     $ 8,320      $ 9,661
                                              =======      =======


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

       On May 18, 1998, the Company acquired National Preferred Provider Network, Inc. ("NPPN") for $25.0 million cash and additional contingent consideration of up to $25.0 million if NPPN achieves certain financial performance objectives. Headquartered in Middletown, New York, NPPN is one of the country's largest networks of health care (PPO) providers which consists of approximately 330,000 physicians, more than 3,300 hospitals, and 24,000 ancillary care providers covering all 50 states.

       On February 27, 1998, the Company acquired 49% of the capital stock of Montgomery Management Corporation ("Montgomery Management") from Provident American Corporation ("Provident") for $4.0 million. In connection with the purchase, the Company obtained warrants to purchase an additional 31% of Montgomery Management for nominal consideration. On October 26, 1998, the Company exercised these warrants for an additional 31% of Montgomery Management's capital stock for a cost of $8,060. Montgomery Management is a full service managing general underwriter that has the authority to bind health insurance coverage (on behalf of the insurance companies it represents) to self-funded customers.

       The following unaudited pro forma consolidated results of operations of the Company give effect to the CENTRA, NPPN, and Montgomery Management acquisitions, accounted for as purchases, as if they occurred on January 1, 1997 (in thousands):
                                       PRO FORMA
                                   NINE MONTHS ENDED
                                     SEPTEMBER 30,
                                 --------------------
                                   1998         1997
                                 -------      -------

Revenues ..................     $233,679     $250,448
Expenses ..................      221,388      240,302
Income before taxes and
    minority interest .....       12,291       10,146
Net income ................        6,356        4,644
Net income per common share     $   0.43     $   0.31

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

       On October 1, 1998, the Company and The Prudential Insurance Company of America announced that they had signed a letter of intent to enter into a long-term outsourcing agreement. According to the arrangement, the Company will provide the case-level administrative services for Prudential HealthCare's Small Business Division, such as medical and dental policy issuance, billing, and underwriting, for current and future small group and individual clients holding either medical or dental policies. The definitive contract is expected to be signed within thirty (30) days with a transition beginning during the first six
(6) months of 1999. The agreement will apply to all of Prudential HealthCare Small Business clients except those based in California.

5.   NOTES PAYABLE AND CREDIT FACILITY

       On June 23, 1998, the Company amended and restated its $175.0 million credit facility (the "Line of Credit"), with availability limited by formula to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). This multiple is set at 3.5 through June 30, 1999 and steps down thereafter to 2.75 during the final four quarters of the facility. The maximum amount available through the Line of Credit as of September 30, 1998 was approximately $125.0 million, including all debt, letters of credit, and guarantees made by the Company. The facility operates on a revolving basis over a five year term with the final maturity date on May 3, 2003, at which time the entire outstanding balance must be paid. The Company's borrowing under the Line of Credit includes interest ranging from LIBOR plus 75 to 125 basis points to prime plus 0 to 50 basis points. The Line of Credit carries a commitment fee ranging from 0.175% to 0.25% of the unused portion and is secured by the stock of the Company's subsidiaries. The credit agreement contains provisions that include (among other covenants) a requirement that the Company maintain certain minimum financial ratios, limitations on merger and acquisition activity, limitations on investment activity, and limitations on the payment of dividends. The outstanding balance under the Line of Credit at September 30, 1998 was $88.0 million. The Company incurred approximately $4.0 million of interest expense and approximately $184,000 in commitment fees on the current and previous Lines of Credit for the nine months ended September 30, 1998.

       The Company has entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in October 1999 and September 2001, effectively convert $40.0 million of variable debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.42% plus a margin ranging from 75 to 125 basis points. For the nine months ended September 30, 1998, the Company recorded approximately $222,000 of interest expense related to its interest rate swap agreements.

       The Company has additional notes payable of $6.7 million relating to the CENTRA acquisition, a 1994 acquisition, and equipment purchases, of which $0.5 million is payable within one year.

6.  INVESTMENTS AND NOTE RECEIVABLE

       In December 1997, the Company and Sykes Enterprises, Incorporated ("Sykes") formed Sykes HealthPlan Services, Inc. ("SHPS"). The new company was owned fifty percent (50%) by each of the founding companies and provides care management services, technology solutions, certain customer support services, and other outsourcing capabilities to the health care and insurance industries. The Company invested $17.0 million in SHPS and guaranteed a line of credit of up to $37.5 million to fund the activities of SHPS. On September 11, 1998, the Company sold its 50% interest in SHPS to Sykes for $30.6 million and recognized a gain on the sale of SHPS of $27.9 million. Additionally, the Company was relieved of its obligations associated with SHPS' credit facility.

       The Company accounted for its investment in SHPS under the equity method of accounting. The Company recorded its 50% share in the loss incurred by SHPS which was $11.8 million on a pre-tax basis. This loss was principally the result of a charge for the write-off of purchased research and development associated with SHPS' acquisitions of Health International, Inc. ("HI") and Prudential Service Bureau, Inc. ("PSBI").

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

       On January 8, 1996, the Company entered into an agreement with Medirisk, Inc. ("Medirisk"), a provider of health care information, to purchase $2.0 million of Medirisk preferred stock representing a 9% ownership interest and, in addition, to lend Medirisk up to $10.0 million over four years in the form of debt for which the Company would receive detachable warrants to purchase up to 432,101 shares of Medirisk's common stock for $0.015 per share, based on the amount of debt actually acquired. On January 28, 1997, Medirisk completed an initial public offering and satisfied the $6.9 million debt balance in accordance with the agreement. The remaining value of the warrants of approximately $0.5 million was accreted to income in the first quarter of 1997. Upon completion of the public offering, Medirisk's preferred stock was converted to common stock. The Company exercised its warrants in February of 1998 resulting in an ownership of 480,442 shares of common stock, which represented an approximate 11% ownership interest. The average cost was $5.48 per share. During the nine months ended September 30, 1998, the Company sold 370,711 of its shares in Medirisk and recorded a gain on the sale of $5.2 million. On September 30, 1998, Medirisk's shares closed at $2.50 per share of common stock. This investment is recorded as available for sale with the unrealized holding loss reported in the equity section of the balance sheet in accordance with SFAS 115.

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

INTRODUCTION

       The following is a discussion of changes in the consolidated results of operations of the Company for the three and nine months ended September 30, 1998 compared to the same periods in 1997.

       The Company is an outsourcing company that administers health and other benefit plans for large, self-funded companies and for payors (insurance companies, HMOs, and other risk-takers) that have elected to outsource sales support, distribution, and "back-office" administrative services.

A.     RESULTS OF OPERATIONS

       The following is a discussion of material changes in the consolidated results of operations of the Company for the three and nine months ended September 30, 1998 compared to the same periods in 1997. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                               ------------------        ------------------
                                                1998        1997         1998          1997
                                                ----        ----         ----          ----
Operating revenues ......................     100.0 %      100.0 %      100.0 %      100.0 %
Expenses:
     Agent commissions ..................      23.3 %       23.3 %       24.0 %       23.8 %
     Personnel expenses .................      44.7 %       39.7 %       42.9 %       40.0 %
     General and administrative .........      25.3 %       19.4 %       25.0 %       20.0 %
     Restructure charge .................       2.8 %        0.0 %        1.0 %        0.6 %
     Integration ........................       3.2 %        1.6 %        1.2 %        1.5 %
     Other expense ......................       1.9 %        0.1 %        0.8 %        0.1 %
     Gain on sale of investments ........     (37.4)%        0.0 %      (15.5)%        0.0 %
     Depreciation and amortization ......       5.6 %        5.6 %        5.5 %        5.6 %
     Interest expense, net ..............       2.4 %        1.1 %        1.9 %        0.9 %
     Equity in loss of joint venture ....       0.0 %        0.0 %        5.5 %        0.0 %
       Total expenses ...................      71.8 %       90.8 %       92.3 %       92.5 %
Income (loss) before provision for income
     taxes and minority interest ........      28.2 %        9.2 %        7.7 %        7.5 %
Provision (benefit) for
     income taxes .......................      12.3 %        4.0 %        3.7 %        3.4 %
Income (loss) before
     minority interest ..................      15.9 %        5.2 %        4.0 %        4.1 %
Minority interest .......................      (0.5)%        0.0 %       (0.3)%        0.0 %
Net income (loss) .......................      16.4 %        5.2 %        4.3 %        4.1 %


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

       Revenues for the three months ended September 30, 1998 increased $5.7 million, or 8.3%, to $74.5 million from $68.8 million for the same period in 1997. This increase resulted from revenues of $8.7 million and $3.6 million from CENTRA and NPPN, respectively, offset by a reduction in revenues from self-funded customers ($5.5 million) primarily related to the sale of the DGB contracts in 1997 as well as the loss of three large customers in 1998, and from fully-insured customers ($0.9 million) primarily related to the transition of the United HealthCare Corporation ("United HealthCare") and the Travelers Insurance Company ("Travelers") block of indemnity/preferred provider organization business to Seaboard Life Insurance Company products. This revenue loss from fully-insured customers was partially offset by $6.9 million in revenues from the Provident block of business.

       Agent commission expense for the three months ended September 30, 1998 increased $1.4 million, or 8.8%, to $17.4 million from $16.0 million for the same period in 1997. This increase is consistent with the increase in operating revenues for the period indicated.

       Personnel expense for the three months ended September 30, 1998 increased $6.0 million, or 22.0%, to $33.3 million from $27.3 million for the same period in 1997. This increase resulted primarily from personnel expense associated with the consolidation of CENTRA's and NPPN's financial results. This increase was offset by reduced salaries resulting from a reduction of approximately 300 employees in the Company's workforce undertaken primarily in September, with third quarter effective dates, and the outsourcing of care management services to SHPS. These services are now included as professional services within general and administrative expense. The Company's personnel expense as a percentage of total revenues increased to 44.7% for the three months ended September 30, 1998 from 39.7% for the three months ended September 30, 1997.

       General and administrative expense for the three months ended September 30, 1998 increased $5.5 million, or 41.0%, to $18.9 million from $13.4 million for the three months ended September 30, 1997. This increase was primarily attributable to the Company's acquisitions of CENTRA and NPPN and the outsourcing of its care management services to SHPS at a cost of $1.1 million. On January 1, 1998, the Company began paying fees to SHPS for performing care management services. These services, which formerly appeared as personnel costs, are now included as professional services within general and administrative expense. The Company's general and administrative expense as a percentage of total revenue increased to 25.3% in the third quarter of 1998 from 19.4% for the same period in 1997.

       The Company incurred $2.1 million in restructuring costs during the three months ended September 30, 1998. These costs reflect employee terminations, lease terminations, and the abandonment of property and equipment associated with closing the Company's Framingham, Massachusetts, Chicago, Illinois, and Atlanta, Georgia offices. There were 47, 43, and 48 employees terminated in management, claims administration, and information systems in the Framingham, Chicago, and Atlanta offices, respectively.

       Integration expense of $2.3 million for the three months ended September 30, 1998 reflects costs of $1.7 million in converting the data center and three claims platforms for CENTRA and $0.6 million in converting the information systems from the Company's Framingham, Massachusetts office to the Tampa office. Integration expense of $1.1 million for the three months ended September 30, 1997 included $0.3 million related to the integration of information systems at Consolidated Group and Harrington and $0.8 million representing other non-restructuring costs related to the closing of the Company's Brookfield, Wisconsin and Framingham, Massachusetts offices, the consolidation of treasury functions, and employee relocations.

       Other expense of $1.4 million for the three months ended September 30, 1998 reflects costs associated with the write-off of customer balances due to a billing system conversion and uncollectability of accounts among the Company's self-funded business customers.

       During the three months ended September 30, 1998, the Company sold its 50% interest in SHPS to Sykes for $30.6 million and recognized a gain on the sale of SHPS of $27.9 million.

       Depreciation and amortization expense for the three months ended September 30, 1998 increased $0.4 million, or 10.5%, to $4.2 million from $3.8 million for the three months ended September 30, 1997. This increase resulted primarily from amortization of goodwill on the Company's CENTRA and NPPN acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

       Revenues for the nine months ended September 30, 1998 increased $0.9 million, or 0.4%, to $214.3 million from $213.4 million for the same period in 1997. New revenues of $11.7 million and $6.0 million recognized as a result of the CENTRA and NPPN acquisitions, respectively, were offset by a decrease in revenues from fully-insured customers ($2.4 million) primarily related to the transition of the United HealthCare and Travelers block of indemnity/preferred provider organization business to Seaboard Life Insurance Company products. This reduction in fully-insured revenues was partially offset by $19.9 million in revenues from the Provident block of business. Other revenue decreases were realized from self-funded customers ($11.3 million) primarily related to the sale of the DGB contracts in 1997 along with the loss of three large customers in 1998 and from alliance customers ($3.1 million) primarily related to the Company's exiting the Kentucky alliance in 1997.

       Agent commission expense for the nine months ended September 30, 1998 increased $0.9 million, or 1.8%, to $51.4 million from $50.5 million for the same period in 1997. This increase is consistent with the increase in operating revenues for the period indicated.

       Personnel expense for the nine months ended September 30, 1998 increased $6.5 million, or 7.6%, to $91.9 million from $85.4 million for the same period in 1997. This increase resulted primarily from $10.0 million of personnel expense associated with the consolidation of CENTRA's and NPPN's financial results. This increase was offset by reduced salaries resulting from a reduction of approximately 300 employees in the Company's workforce undertaken primarily in September, with third quarter effective dates and the outsourcing of care management services to SHPS. These services are now included as professional services within general and administrative expense. The Company's personnel expense as a percentage of total revenues increased to 42.9% for the nine months ended September 30, 1998 from 40.0% for the nine months ended September 30, 1997.

       General and administrative expense for the nine months ended September 30, 1998 increased $11.0 million, or 25.8%, to $53.6 million from $42.6 million for the nine months ended September 30, 1997. This increase was primarily attributable to the Company's acquisitions of CENTRA and NPPN and the outsourcing of its care management services to SHPS at a cost of $3.5 million. On January 1, 1998, the Company began paying fees to SHPS for performing care management services. These services, which formerly appeared as personnel costs, are now included as professional services within general and administrative expense. The Company's general and administrative expense as a percentage of total revenue increased to 25.0% for the nine months ended September 30, 1998 from 20.0% for the same period in 1997.

       The Company recorded $2.1 million in restructuring costs during the nine months ended September 30, 1998. These costs reflect employee terminations, lease terminations, and the abandonment of property and equipment associated with closing the Company's Framingham, Massachusetts, Chicago, Illinois, and Atlanta, Georgia offices. There were 47, 43, and 48 employees terminated in management, claims administration, and information systems in the Framingham, Chicago, and Atlanta offices, respectively.

       Integration expense of $2.6 million for the nine months ended September 30, 1998 included costs of $1.7 million in converting the data center and three claims platforms for CENTRA and $0.7 million in converting the information systems from the Company's Framingham, Massachusetts office to the Tampa office. Integration expense of $3.3 million for the nine months ended September 30, 1997 included $2.0 million related to the integration of information systems at Consolidated Group and Harrington, while $1.3 million represented other costs related to the closing of the Company's Brookfield, Wisconsin and Framingham, Massachusetts offices, the consolidation of treasury functions, and employee relocations.

       Other expense of $1.8 million for the nine months ended September 30, 1998 reflects costs of $1.4 million associated with the write-off of customer balances due to a billing system conversion and uncollectability of accounts among the Company's self-funded customers, and costs of $0.4 million related to the start-up of the Provident block of business.

       During the nine months ended September 30, 1998, the Company sold 370,711 of its shares of Medirisk stock and all 200,000 of its shares of HRM stock resulting in gains of $5.2 million and $0.2 million, respectively. On September 11, 1998, the Company sold its 50% interest in SHPS to Sykes for $30.6 million and recognized a gain on the sale of SHPS of $27.9 million.

       Depreciation and amortization expense for the nine months ended September 30, 1998 decreased $0.4 million, or 3.3%, to $11.7 million from $12.1 million for the nine months ended September 30, 1997. Some of the Company's furniture and fixtures became fully amortized in the fourth quarter of 1997. Additionally, the Company recognized a reduction in the amortization of internally developed software related to the Company's exiting the Kentucky alliance in 1997. These reductions were partially offset by amortization of goodwill on the Company's CENTRA and NPPN acquisitions.

       The Company recorded its 50% share of the loss incurred by SHPS for the nine months ended September 30, 1998, which was $11.8 million on a pre-tax basis. This loss was principally the result of a charge for the write-off of purchased research and development associated with the acquisitions of HI and PSBI by SHPS.

B.    YEAR 2000 COMPLIANCE

       The Company has conducted a review of its computer systems/capabilities and has created a three-pronged program for addressing issues related to the Year 2000. This program includes the purchase and implementation of software packages from vendors, an upgrade of vendor packages to the Year 2000 compliant versions, and the internal development and implementation of new software applications to increase the capabilities of the Company's systems for the future.

       The implementation of this plan commenced in 1996 with the upgrade of the mainframe operating system. The Company has since purchased and replaced its accounting and financial system and workers compensation system and written and implemented a new system for the unemployment compensation business. The Company has received the latest version of its claim processing software from the vendor and is currently implementing this version for all current accounts. The Company is also pursuing system enhancements to its billing and administration system. The Company expects that these enhancements, together with the Company's other Year 2000 efforts, will bring its software and systems into compliance no later than the second quarter of 1999. The Company anticipates spending $3.2 million in both capital and modification costs to complete its Year 2000 program.

       There are risks associated with the Company's Year 2000 efforts relating to some external vendors with which the Company exchanges data. Because the Company does not control these vendors or their resources, the Company can provide no assurance that such vendors will complete their respective Year 2000 solutions in time for the Company to fully test system interfaces with them. The Company is coordinating its efforts with vendors to minimize this impact and, subject to the described risks, does not anticipate any material impact on its operations.

C.     LIQUIDITY AND CAPITAL RESOURCES

       On June 23, 1998, the Company amended and restated its $175.0 million credit facility ("Line of Credit") with availability equal to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). This multiple is set at 3.5 through June 30, 1999 and steps down thereafter to 2.75 during the final four quarters of the facility. First Union National Bank of North Carolina serves as "agency bank," and NationsBank, N.A. serves as co-agent with respect to this facility. The credit facility contains provisions which include the maintenance of certain minimum financial ratios, limitations on merger and acquisition activity, and limitations on investment activity. The outstanding draw was $88.0 million at September 30, 1998, and the maximum amount available was approximately $125.0 million.

       The Company's amended and restated Line of Credit enables it to pay a quarterly dividend of up to $0.1375 per share of the Company's capital stock (up to $0.55 per share on an annualized basis). In the second quarter of 1998, the Company increased its dividend to $0.1375 per share. During 1998, the Company has declared dividends totaling $5.7 million. These dividends were paid on April 21, July 21, and October 20.

       During the second quarter of 1997, the Board of Directors authorized the Company to use up to $20.0 million to support a share repurchase. The Company began implementing this share repurchase program in the first quarter of 1998. On May 12, 1998, the Board increased to $30.0 million its authorization to repurchase shares under this program. Through November 6, 1998, the Company had acquired 1,248,600 shares under this program at a cost of approximately $27.8 million.

       In December 1997, the Company and Sykes formed SHPS. SHPS was owned 50% by each of the founding companies and provides care management services, technology solutions, certain customer support services, and other outsourcing capabilities to the health care and insurance industries. The Company invested $17.0 million in SHPS and guaranteed a line of credit of up to $37.5 million to fund the activities of SHPS. On September 11, 1998, the Company sold its 50% interest in SHPS to Sykes for $30.6 million and recognized a gain on the sale of SHPS of $27.9 million. Additionally, the Company was relieved of its obligation associated with SHPS' credit facility.

       The Company spent $6.0 million for capital expenditures during the nine months ended September 30, 1998.

       During 1998, the Company sold 370,711 of its shares of Medirisk stock and all 200,000 of its shares of HRM common stock, resulting in gains of $5.2 million and $0.2 million, respectively.

       Based upon current expectations, the Company believes that all consolidated operating and financing activities for the foreseeable future will be met from internally generated cash flow from operations, available cash, or its existing Line of Credit.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

       On July 14, 1998, Robert R. Parker was elected as a director of the Company. Mr. Parker is currently President and Chief Operating Officer of the Company and was formerly the Chief Executive Officer of Harrington Services Corporation, which the Company acquired in 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits.

                  EXHIBIT
                  NUMBER          DESCRIPTION OF EXHIBIT
                  -------         ----------------------

                   27.1           Financial Data Schedule

       (b) Form 8-K.

       On September 28, 1998, the Company filed a report on Form 8-K, together with required financial statements, with respect to the sale of its 50% interest in SHPS.

                         HEALTHPLAN SERVICES CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HEALTHPLAN SERVICES CORPORATION

Date:  November 16, 1998       /S/ JAMES K. MURRAY, JR.
                               ------------------------
                               Chief Executive Officer and Chairman of the Board
                               (Principal Executive Officer)

Date:  November 16, 1998       /S/ DONALD W. GOULD, JR.
                               ------------------------
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial Officer and Principal
                                Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
-------                                 -----------

  27.1                     Financial Data Schedule