Form 10-K
period 1998-12-31
HEALTHPLAN SERVICES CORP
filed 1999-03-30
CIK 942319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _______________

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

       Common Stock $.01 par value..................NYSE

                            -----------------------
        Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes   X      No
                                                       -----       -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the registrant's Common Stock, $0.1 par value, held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on March 15, 1999, was $76,702,641.

      The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 15, 1999 was 13,867,822.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The information called for by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of HealthPlan Services Corporation, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998.

                                     PART I

THE STATEMENTS CONTAINED IN THIS REPORT OR INCORPORATED BY REFERENCE HEREIN THAT ARE NOT PURELY HISTORICAL, INCLUDING STATEMENTS REGARDING HEALTHPLAN SERVICES CORPORATION'S OBJECTIVES, EXPECTATIONS, HOPES, INTENTIONS, BELIEFS, OR STRATEGIES, ARE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. IN PARTICULAR, THE WORDS "EXPECT," "ESTIMATE," "PLAN," "ANTICIPATE," "PREDICT," "INTEND," "BELIEVE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. IT IS IMPORTANT TO NOTE THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS, AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE SUCH ACTUAL RESULTS TO DIFFER MATERIALLY ARE:
CHANGES IN LEGISLATION; FLUCTUATIONS IN BUSINESS CONDITIONS AND THE ECONOMY; HEALTHPLAN SERVICES CORPORATION'S ABILITY TO IDENTIFY AND IMPLEMENT OPPORTUNITIES TO ADMINISTER NEW BLOCKS OF BUSINESS; CHANGES IN COMPETITION; AND HEALTHPLAN SERVICES CORPORATION'S ABILITY TO ATTRACT AND RETAIN KEY MANAGEMENT PERSONNEL.

ITEM 1. BUSINESS

GENERAL

      HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, "HealthPlan Services" or the "Company") is a leading managed health care services company, providing distribution, enrollment, billing and collection, and claims administration services for health care payors and providers. HealthPlan Services' customers include insurance companies, health maintenance organizations ("HMOs") and other managed care organizations, and organizations with self-funded health care plans. HealthPlan Services provides these services to approximately 140,000 groups covering over 3 million members in the United States. HealthPlan Services functions solely as a service provider generating fee-based income and does not assume any underwriting risk. In May 1998, HealthPlan Services acquired National Preferred Provider Network, Inc. ("NPPN"), a preferred provider organization network consisting of over 450,000 physician offices, 4,000 hospitals, and 50,000 ancillary care provider locations in all 50 states and the District of Columbia. Except for its NPPN subsidiary, the revenue of which is not significant for reporting purposes, HealthPlan Services operates in one business segment.

STRATEGY

         HealthPlan Services' strategy is to improve revenue and operating profits through the addition of new payors, such as HMOs, integrated health care delivery systems, managed care providers, and self-funded organizations, and the development of new electronic commerce and other information technology services. HealthPlan Services plans to upgrade operating systems and increase labor efficiency. HealthPlan Services also intends to pursue opportunities to enhance its product offerings through NPPN; Montgomery Management Corporation, a managing general underwriter in which HealthPlan Services holds an 80% interest; and other entities with which HealthPlan Services maintains outsourcing arrangements.

COMPANY SERVICES

         HealthPlan Services provides marketing, distribution, administration, and transaction processing services and solutions for self-funded employee benefit plans, managed care organizations, insurance companies, and other organizations. In December 1998, HealthPlan Services introduced an interactive electronic Internet site through which certain plan transactions can be performed electronically. The site, which is accessible through HealthPlan Services' home page (www.healthplan.com), enhances HealthPlan Services' capabilities in all aspects of its services.

         MARKETING

         HealthPlan Services provides managed care companies, insurance companies, and other health care organizations with marketing services that target individuals and small businesses. HealthPlan Services helps design managed care products based on market research, historical experience in the small business market, actuarial analysis of claims adjudicated, and interaction with payor organizations. These products often include features that address the particular needs of the small business employer, including specialized medical, dental, life, and disability coverage. On behalf of its payors, HealthPlan Services prepares and implements communications programs that are aimed at educating insurance agents about the benefits offered under payor product offerings.

         HealthPlan Services' marketing activity includes sales support for insurance agents through a field sales force and telephone sales representatives. HealthPlan Services maintains a database of over 100,000 insurance agents, including master brokers, independent brokers, and career agency groups. In 1998, HealthPlan Services paid commissions to over 25,000 of these agents. In the case of a career agency relationship, HealthPlan Services offers the agent group, which generally is affiliated with a life or property and casualty parent company, opportunities to distribute products that are not currently underwritten by its parent company and that compliment its existing product offerings. These relationships with independent and career agents provide HealthPlan Services with a significant distribution conduit to the small business market in the United States.

         HealthPlan Services has invested in information technology to support its sales and marketing function. HealthPlan Services' new electronic Internet site provides agents with underwriting status on pending cases as well as information on active business. In addition, agents can access electronic forms through the site and initiate support requests that are delivered automatically to the appropriate Company department. HealthPlan Services also has invested in client-server technology that utilizes personal computer workstations in a local-area and wide-area network to deliver information and images to the desktop. Using HealthPlan Services' automated proposal delivery system, a HealthPlan Services sales representative can deliver a finished proposal from the computer desktop to an agent immediately by fax server or electronic mail. HealthPlan Services also maintains an interactive voice response system to provide agents with automatic premium quotations for individual health products.

      HealthPlan Services continues to seek new marketing channels for indemnity and managed care products. In May 1998, HealthPlan Services entered into an agreement to perform services for HealthAxis.com, Inc. ("HealthAxis.com"), a company that provides sales and distribution services for health insurance products offered through the Internet. HealthPlan Services began providing administrative services in connection with products offered through HealthAxis.com in November 1998. In connection with this arrangement, in 1998 HealthPlan Services acquired a minority equity interest in HealthAxis.com for $5.8 million. In May 1998, HealthPlan Services formed a strategic alliance with Healtheon Corporation ("Healtheon") to pursue opportunities to market health insurance products to small businesses through the Internet. Healtheon develops and manages virtual health care networks to facilitate information exchange among health care payors, providers, and plan members. In June 1998, HealthPlan Services entered into an arrangement with The National Federation of Independent Businesses ("NFIB"), pursuant to which NFIB agreed to endorse products of selected HealthPlan Services payors to NFIB members. In June 1998, HealthPlan Services and NationsBanc Insurance Services, Inc. entered into a letter of intent to market health insurance products to small businesses. To date, HealthPlan Services has not generated any significant revenue from any of its new marketing initiatives, and it is not clear when, if ever, significant revenue will materialize from these ventures.

         PLAN ADMINISTRATION SERVICES

         HealthPlan Services provides enrollment, premium billing and collection, claims administration, and customer support services for all types of health plans. As a provider of enrollment services, HealthPlan Services performs underwriting support services, issues enrollment cards, and administers case renewals. HealthPlan Services' billing and collection services on behalf of payors include sending monthly bills to insured parties, receiving premium payments from insureds, and paying agent commissions. HealthPlan Services also implements premium adjustments due to rate changes, employee hiring or termination, and other group changes. As a provider of claims administration services, HealthPlan Services verifies eligibility, calculates copayments, reprices and adjudicates claims, prepares explanation of benefits forms, and issues checks from payor accounts to claimants and to health care providers. HealthPlan Services' customer support representatives respond to plan member questions regarding claims and other plan benefits.

         Through its claims adjudication software and other technology solutions, HealthPlan Services streamlines plan administration for its customers. HealthPlan Services provides automated billing and collection services through electronic funds transfer. Through HealthPlan Services' new electronic Internet site, plan members can access billing information, obtain forms, and request customer service. HealthPlan Services' new electronic site compliments its established customer service capabilities, which include over 450 toll-free telephone lines and a comprehensive customized call distribution system for rating and tracking of calls. HealthPlan Services also provides an interactive voice response (IVR) system that allows insureds to check on the status of premium payment and claims matters automatically by telephone. HealthPlan Services' information technology systems allow Company employees to receive claims electronically and to image and digitize non-electronic claims.

         In addition to enrollment, claims administration, and customer support services, HealthPlan Services offers specialized plan administration services tailored for its self-funded customers. HealthPlan Services' systems are organized to administer a broad array of employee benefit plan components as an integrated one-stop source. Due to the size of its customer base, HealthPlan Services can offer its self-funded customers access to national service providers to control and reduce plan costs. HealthPlan Services also offers these customers administrative services for workers compensation and unemployment compensation programs. During 1998, HealthPlan Services acquired 80% of the capital stock of Montgomery Management Corporation ("Montgomery Management") from Provident Indemnity Life Insurance Company. Montgomery Management is a full service managing general underwriter that has the authority to bind stop-loss insurance coverage (on behalf of the insurance companies it represents) to self-funded group health benefit plans.

         HealthPlan Services seeks to enhance its services with value-added product offerings. Through NPPN, its preferred provider network subsidiary, HealthPlan Services offers its clients access to regional and national preferred provider networks in all 50 states and the District of Columbia. In January 1999, HealthPlan Services entered into an agreement with Merck-Medco Managed Care L.L.C., which manages prescription drugs, to provide pharmacy benefits for HealthPlan Services' small business and large self-insured customers.

         In December 1997, HealthPlan Services and Sykes Enterprises, Incorporated ("Sykes") formed Sykes HealthPlan Services, Inc. ("SHPS"), a provider of care management services, technology solutions, certain customer support services, and other outsourcing capabilities to employers and the health care and insurance industries. The shareholders agreement relating to this transaction contained noncompete provisions generally preventing HealthPlan Services and Sykes from competing with each other or with SHPS. HealthPlan Services began outsourcing its care management and utilization review services to SHPS in the first quarter of 1998. In September 1998, HealthPlan Services sold its interest in SHPS to Sykes. HealthPlan Services' outsourcing relationship with SHPS, as well as the noncompete restrictions in the shareholders agreement, have continued after the transfer of HealthPlan Services' interest in SHPS.

         In February 1999, HealthPlan Services, Inc. ("HPS"), HealthPlan Services' wholly owned subsidiary, signed a definitive agreement to acquire a 19% interest in Florida 1st Health Plans, Inc. ("Florida 1st"), subject to receipt of regulatory approvals and other required documentation. In connection with this acquisition, HPS will receive an option to purchase an additional 31.1% interest in Florida 1st. Florida 1st, based in Winter Haven, Florida, provides third party administration services to self-funded health plans covering over 110,000 members and offers HMO products covering over 12,000 members.

         INFORMATION SERVICES

         HealthPlan Services has broad reporting and analytic capabilities relating to all of its core services. HealthPlan Services' information services include preparation of reports regarding agent production, enrollment, and frequency and types of claims. HealthPlan Services provides a comprehensive data resource of financial, utilization, and benefit plan design information for its clients. HealthPlan Services also provides regulatory compliance services to its clients, helping payors structure their employee benefit plans to comply with applicable state and federal law. HealthPlan Services intends to continue to enhance its data analysis and statistical reporting capabilities using its database of administered claims as well as publicly available data.

HEALTHPLAN SERVICES CUSTOMERS

         HealthPlan Services provides services for a wide range of health care benefit plans and employee benefit programs, including self-funded benefit plans for employers, associations, and Taft-Hartley trusts, and fully insured health plans offered by managed care organizations, insurance companies, and other health care organizations.

         SELF-FUNDED HEALTH PLANS AND EMPLOYEE BENEFIT PROGRAMS (LARGE GROUP CUSTOMERS)

         HealthPlan Services provides administrative and information services for self-funded health benefit plans, workers compensation programs, and unemployment compensation programs. In 1998, HealthPlan Services provided these services for approximately 3,000 customers, including large corporations, government sector employers, associations, and Taft-Hartley benefit plans, which are employee benefit plans managed jointly by union and management representatives. HealthPlan Services' self-funded customers include the health care programs for the Oklahoma State and Education Employees Group Insurance Board, the State of South Carolina, the American Veterinary Medical Association Group Health and Life Insurance Trust, the Hotel Employees and Restaurant Employees International Union Welfare Fund, and Darden Restaurants.

         In June 1998, HealthPlan Services acquired a 50.1% interest in CENTRA HealthPlan LLC ("CENTRA"). CENTRA is an administrator of self-funded health plans for approximately 100 large groups, including the State of Washington and Inland Steel Corporation. CENTRA is headquartered in Richardson, Texas. CENTRA Benefit Services ("CBS"), the holder of the remaining 49.9% interest in CENTRA, has the right to put this interest to HealthPlan Services at a contractual price not to exceed $6.0 million if CENTRA meets certain financial performance criteria. In February 1999, CBS notified HealthPlan Services that it intends to exercise its put option. HealthPlan Services is evaluating whether or not CENTRA has met the necessary financial performance criteria for CBS to exercise this option.

         FULLY INSURED BENEFIT PLANS (SMALL GROUP CUSTOMERS)

         For over 25 years, HealthPlan Services has provided services to insurance companies and other organizations that offer fully insured health benefit plans for individuals and small businesses. Traditionally, HealthPlan Services' primary market was indemnity (fee-for-service) benefit plans, but in recent years HealthPlan Services has shifted its focus to "managed indemnity" plans and other managed care plans that include mechanisms for controlling health care costs. HealthPlan Services now provides marketing and administrative services for several managed care products, including products offered by New England Life Insurance Company, Kaiser Permanente Insurance Company, and Aetna U.S. HealthCare, Inc.

         Effective January 1, 1997, HealthPlan Services assumed marketing and administrative services for TMG Life Insurance Company's ("TMG's") medical, dental, and group life benefits business, with Connecticut General Life Insurance Company, a CIGNA company ("CIGNA Re"), acting as the reinsurer. In July 1997, the parties agreed to a transition of a majority of this business to Midwestern United Life Insurance Company ("Midwestern United"), with HealthPlan Services remaining as administrator and CIGNA Re remaining as the reinsurer. TMG canceled coverage of the portion of the business that was not identified for transition to Midwestern United. During the transition, which is expected to be complete in the second quarter of 1999, the business is experiencing higher than normal lapse rates and lower than normal margins. This business accounted for approximately 8% of HealthPlan Services' revenues in 1998. In January 1999, Midwestern United notified its insureds that it will cancel their policies beginning on July 31, 1999. HealthPlan Services is working with its current distribution system to direct Midwestern United insureds to suitable replacement coverage.

         In 1997, approximately 12.6% of HealthPlan Services' revenues were derived from a block of indemnity/preferred provider organization ("PPO") business insured by United HealthCare Corporation ("United HealthCare") and The Travelers Insurance Company ("Travelers"). In July 1997, United HealthCare and Travelers agreed to the transition of a majority of this business to the "Access" products, which are fully insured, triple-option health benefit products. The Access products are issued by Seaboard Life Insurance Company
(USA) ("Seaboard Life") and administered by HealthPlan Services. Beginning in October 1997, Seaboard Life began offering coverage under the Access products to holders of the United HealthCare and Travelers policies. The business experienced higher than normal lapse rates and lower than normal margins during this transition, which was substantially completed in 1998. In 1998, this business accounted for approximately 6.1% of HealthPlan Services' consolidated revenue. Effective as of December 31, 1998, the Centris Group, Inc. ("Centris") acquired Seaboard Life. Centris has informed HealthPlan Services that it does not wish Seaboard Life to continue as the carrier for the Access program. HealthPlan Services is engaged in discussions with insurance carriers that may be interested in replacing Seaboard Life as the insurer for the program.

         In January 1998, HealthPlan Services began providing policy issuance, billing, and claims services for the individual indemnity/preferred provider organization health insurance policies of Provident Indemnity Life Insurance Company ("PILIC") and Provident American Life and Health Insurance Company ("PALHIC"). In 1998, this business accounted for approximately 9% of HealthPlan Services' revenues. Effective January 1, 1999, Central Reserve Life Insurance Company, the predecessor of Ceres Group, Inc., acquired PALHIC. HealthPlan Services is unable to predict whether this merger will have any material effect on HealthPlan Services' relationship with PALHIC. In February 1999, PILIC and its parent company, Provident American Corporation ("PAMCO"), asserted a demand against HealthPlan Services for claims in excess of $27 million. In the event PAMCO and PILIC elect to pursue such claims, HealthPlan Services will mount a vigorous defense. The financial effect, if any, of this matter cannot be determined at this time.

         HealthPlan Services continues to experience higher lapses than new sales in the business written with its payors. Several factors have contributed to this trend. Escalating medical costs have resulted in less competitive pricing for managed indemnity products. In recent years there has been a nationwide increase in the frequency with which employer groups change benefit plans, due in part to rapid changes in benefit designs offered, higher first-year commissions for agents, and guaranteed issue legislation and other new laws that make it easier for employer groups to switch plans without penalty. These and other factors have resulted in a weakening of HealthPlan Services' carrier and managed care payors' commitment to the small group market and consolidation of the industry. HealthPlan Services is not certain when, if ever, these trends will be reversed. In addition to Seaboard Life and Midwestern United, the insurers of two of HealthPlan Services' smaller blocks of business, which together constituted approximately 4.5% of HealthPlan Services' revenues for 1998, have elected to exit the small business market.

         Although HealthPlan Services continues to work with its managed indemnity payors to introduce additional care management and other cost control mechanisms for their benefit plans, HealthPlan Services cannot predict whether these managed indemnity payors will be able to manage their medical loss ratios successfully and thus offer competitive pricing for their products. HealthPlan Services also cannot predict whether it will be able to form alliances with health care payors that are committed to the small group market for the long term. The results of Company initiatives in these areas may affect HealthPlan Services' ability to maintain and grow managed indemnity business in the future.

         Typically, HealthPlan Services' indemnity and managed care payors sign contracts with HealthPlan Services that are cancelable by either party without penalty upon advance written notice of between 90 days and one year. The loss of one or more of HealthPlan Services' key insurance carrier or managed care blocks of business could have a material adverse effect on HealthPlan Services. There can be no assurance that HealthPlan Services will successfully transition the Midwestern United or Seaboard Life blocks of business to new carriers or managed care entities.

         On September 30, 1998, HealthPlan Services and the Prudential Insurance Company of America signed a letter of intent to enter into a long-term outsourcing arrangement. On January 11, 1999, HealthPlan Services announced that it did not expect to enter into a contract with Prudential in the near future because Prudential is continuing to evaluate its situation in the context of the proposed Aetna U.S. HealthCare acquisition of Prudential.

COMPANY HISTORY

         HealthPlan Services' principal operating subsidiary, HealthPlan Services, Inc. ("HPS"), was founded in 1970 by James K. Murray, Jr., HealthPlan Services' current Chairman of the Board and Chief Executive Officer, Charles H. Guy, Jr., and Trevor G. Smith (the "Founders"). The Dun & Bradstreet Corporation ("D&B") purchased the business in 1978 and operated it as a division. In 1994, the Founders and other investors formed the Company and purchased the HPS business (the "Predecessor Company") from D&B. On May 19, 1995, HealthPlan Services completed an initial public offering of 4,025,000 shares of its Common Stock. HealthPlan Services is a Delaware corporation.

INTEGRATION

         In 1998, HealthPlan Services completed integration of the operations of two businesses it acquired in July 1996: Consolidated Group, Inc. ("Consolidated Group"), a provider of administrative services for fully insured health care plans; and Harrington Services Corporation ("Harrington"), a provider of administrative services for large, self-funded benefit plans. This integration included consolidation of personnel and administrative services to its Tampa, Florida and Merrimack, New Hampshire facilities from the former Consolidated Group facility in Framingham, Massachusetts. In connection with this integration, in 1998 HealthPlan Services also consolidated the operations of former Harrington offices in Atlanta, Georgia and Chicago, Illinois to other Company facilities. HealthPlan Services also transferred operations to Tampa from the Brookfield, Wisconsin facility, the lease for which HealthPlan Services had assumed in connection with the TMG block of business.

         In 1998, HealthPlan Services began integration of its newly acquired CENTRA and NPPN businesses, including integration of technology platforms associated with the CENTRA acquisition, and closure of the Irving, Texas and Houston, Texas CENTRA offices. HealthPlan Services expects that it will complete integration of the CENTRA and NPPN businesses during the first quarter of 1999.

INFORMATION TECHNOLOGY

         HealthPlan Services' primary data processing facilities are located in Tampa, Florida, Columbus, Ohio, and El Monte, California. HealthPlan Services operates in a three-tiered architectural environment. A large IBM mainframe supports substantially all of the transactions processed by HealthPlan Services. In 1998, HealthPlan Services continued the consolidation of its operations into a common technology platform and the elimination of redundant computer facilities as part of its ongoing integration of acquired businesses. HealthPlan Services expects that this integration will be completed in 1999.

         See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of HealthPlan Services' Year 2000 Compliance Plan.

GOVERNMENT REGULATION

         HealthPlan Services is subject to regulation under the health care and insurance laws and other statutes and regulations of all 50 states, the District of Columbia, and Puerto Rico. Many states in which HealthPlan Services provides claims administration services require HealthPlan Services or its employees to receive regulatory approval or licensure to conduct such business. Provider networks also are regulated in many states. HealthPlan Services' operations are dependent upon its continued good standing under applicable licensing laws and regulations. Such laws and regulations are subject to amendment or interpretation by regulatory authorities in each jurisdiction. Generally, such authorities have relatively broad discretion when granting, renewing, or revoking licenses or granting approvals. These laws and regulations are intended to protect insured parties rather than stockholders and differ in content, interpretation, and enforcement practices from state to state. Moreover, with respect to many issues affecting HealthPlan Services, there is a lack of guiding judicial or administrative precedent. Certain of these laws could be construed by state regulators to prohibit or restrict practices that have been significant factors in HealthPlan Services' operating procedure for many years. HealthPlan Services could risk major erosion and even "rebate" exposure in these states if state regulators deem HealthPlan Services' practices to be impermissible.

         The Employee Retirement Income Security Act of 1974, as amended ("ERISA"), governs the relationships between certain health benefit plans and the fiduciaries of those plans. In general, ERISA is designed to protect the ultimate beneficiaries of the plans from wrongdoing by the fiduciaries. ERISA provides that a person is a fiduciary of a plan to the extent that such person has discretionary authority in the administration of the plan or with respect to the plan's assets. Each employer is a fiduciary of the plan it sponsors, but there also can be other fiduciaries of a plan. ERISA imposes various express obligations on fiduciaries. These obligations include barring a fiduciary from permitting a plan to engage in certain prohibited transactions with parties in interest or from acting under an impermissible conflict of interest with a plan. Generally, a party in interest with respect to a plan includes a fiduciary of the plan and persons that provide services to the plan. The application of ERISA to the operations of HealthPlan Services and its customers is an evolving area of law and is subject to ongoing regulatory and judicial interpretations of ERISA. Although HealthPlan Services strives to minimize the applicability of ERISA to its business and to ensure that HealthPlan Services' practices are not inconsistent with ERISA, there can be no assurance that courts or the United States Department of Labor (the "DOL") will not in the future take positions contrary to the current or future practices of HealthPlan Services. Any such contrary positions could require changes to HealthPlan Services' business practices (as well as industry practices generally) or result in liabilities of the type referred to above. Similarly, there can be no assurance that future statutory changes to ERISA will not significantly affect HealthPlan Services and its industry.

         During 1996 and 1997, HealthPlan Services' Consolidated Group subsidiary underwent an audit by the DOL in which the DOL raised various questions about the application of ERISA to the way that Consolidated Group did business. HealthPlan Services has responded to all outstanding concerns raised by the DOL in that audit. Although the DOL has not objected to HealthPlan Services' responses, there can be no assurance that the DOL will not in the future take positions that could require changes to the way HealthPlan Services operates or result in the imposition of administrative fines and penalties.

COMPETITION

         HealthPlan Services faces competition and potential competition from traditional indemnity insurance carriers, Blue Cross/Blue Shield organizations, managed care organizations, third party administrators, PPOs, transaction processing companies, and health care information companies. HealthPlan Services competes principally on the basis of the price and quality of services. Many large insurers and managed care companies offer individual small group products through captive agents and do not outsource any administrative services in connection with such products. HealthPlan Services competes for large group clients with several hundred local and regional third party administrators. In addition, many large insurers have actively sought the claims administration business of self-funded programs and have begun to offer services similar to the services offered by HealthPlan Services. Many of HealthPlan Services' competitors and potential competitors are considerably larger and have significantly greater resources than HealthPlan Services.

EMPLOYEES

         HealthPlan Services had approximately 3,300 employees on February 28, 1999. Except for some of the employees of American Benefit Plan Administrators, Inc., a Company subsidiary that administers Taft-Hartley plans, HealthPlan Services' labor force is not unionized. HealthPlan Services believes that its relationship with its employees is good.

TRADEMARKS

         HealthPlan Services utilizes various service marks, trademarks, and trade names in connection with its products and services, most of which are the property of HealthPlan Services' payors. Although HealthPlan Services considers its service marks, trademarks, and trade names important in the operation of its business, the business of HealthPlan Services is not dependent on any individual service mark, trademark, or trade name.

ITEM 2. PROPERTIES

         HealthPlan Services conducts its operations from its headquarters in Tampa, Florida. HealthPlan Services' central data processing facilities are located in Tampa, Florida, Columbus, Ohio, and El Monte, California. HealthPlan Services leases these facilities, as well as substantially all of its other locations. HealthPlan Services believes that its facilities are adequate for its present and anticipated business requirements.

ITEM 3. LEGAL PROCEEDINGS

         During 1996 and 1997, HealthPlan Services' Consolidated Group subsidiary underwent a DOL audit in which the DOL raised various questions about the application of ERISA to the way that Consolidated Group did business.

HealthPlan Services has responded to all outstanding concerns raised by the DOL in that audit. Although the DOL has not objected to HealthPlan Services' responses, there can be no assurance that the DOL will not in the future take positions that could require changes to the way HealthPlan Services operates or result in the imposition of administrative fines and penalties.

         In the ordinary course of business, HealthPlan Services may be a party to a variety of legal actions that affect any business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, and tort claims. In addition, because of the nature of its business, HealthPlan Services could be subject to a variety of legal actions relating to its business operations, including disputes alleging errors in claim administration, underwriting, or premium billing. HealthPlan Services currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded. In the opinion of HealthPlan Services' management, although the outcome of current claims against HealthPlan Services is uncertain, in the aggregate they are not likely to have a material adverse effect on HealthPlan Services' business, financial condition, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of HealthPlan Services' security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         HealthPlan Services' Common Stock is traded on the New York Stock Exchange under the symbol HPS. The following table sets forth the high and low sales prices for each quarter during 1997 and 1998, as reported by the New York Stock Exchange for the periods indicated.

         1998                                 HIGH                LOW
         ----                                 ----                ---

         Fourth quarter....................   $11.500             $10.375
         Third quarter.....................   $10.875             $ 9.500
         Second quarter....................   $17.6875            $17.375
         First quarter                        $26.625             $26.125

         1997                                 HIGH                LOW
         ----                                 ----                ---

         Fourth quarter....................   $22.1875            $18.9375
         Third quarter.....................   $22.125             $18.375
         Second quarter....................   $19.250             $13.625
         First quarter.....................   $23.625             $15.375

         HealthPlan Services paid quarterly dividends on its Common Stock of
12.5 cents per share (or 50 cents per share on an annualized basis) for the second, third, and fourth quarters of 1997 and the first quarter of 1998. HealthPlan Services paid 13.75 cents per share (or 55 cents per share on an annualized basis) for the second, third, and fourth quarters of 1998. HealthPlan Services expects to continue to pay cash dividends in the future. Pursuant to HealthPlan Services' May 1, 1998 credit agreement with its lenders, as amended, in each year beginning in 1999 HealthPlan Services may increase the amount of dividend payments by up to five cents per share on an annualized basis, subject in certain circumstances to lender consent. There were 393 holders of record of HealthPlan Services' Common Stock as of March 15, 1999. HealthPlan Services believes that there is a greater number of beneficial owners that hold HealthPlan Services' Common Stock in a street name.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

         The selected historical financial data set forth below have been derived from the audited consolidated financial statements of HealthPlan Services at December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997, and 1996, and have been derived from the audited financial statements of HealthPlan Services at December 31, 1996, 1995, and 1994 and for the years ended December 31, 1996 and 1995 and the three months ended December 31, 1994 and the Predecessor Company at September 30, 1994 and for the nine months ended September 30, 1994 not included herein. The report of PricewaterhouseCoopers LLP, independent accountants of HealthPlan Services, on the consolidated financial statements of HealthPlan Services at December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997, and 1996 appears elsewhere in this Form 10-K. Selected historical financial data of HealthPlan Services should be read in conjunction with the related financial statements and notes thereto appearing elsewhere in this Form 10-K. The pro forma selected financial data are not necessarily indicative of actual results of financial position that would have been achieved had the acquisition of the Predecessor Company from D&B ("the Acquisition") been completed as of January 1, 1994, nor are the statements necessarily indicative of HealthPlan Services' future results of operations or financial position.

                                                                                                                      PREDECESSOR
                                                                  HEALTHPLAN SERVICES                                 COMPANY (1)
                                     ------------------------------------------------------------------------------   -----------
                                                                                          PRO FORMA       THREE            NINE
                                                                                             YEAR         MONTHS          MONTHS
                                                  YEAR ENDED DECEMBER 31,                    ENDED        ENDED           ENDED
                                     ---------------------------------------------------   DEC. 31,      DEC. 31,        SEPT. 30,
                                         1998         1997         1996         1995        1994(3)        1994            1994
                                         ----         ----         ----         ----        -------        ----            ----
STATEMENT OF INCOME DATA:
Revenues ..........................   $ 289,247     $281,644     $191,493     $ 98,187     $107,077       $25,132         $81,945
Expenses:
Agent commissions..................      68,449       65,674       48,507       36,100       43,260        10,047          33,213
Other operating expenses...........     200,710      170,556      114,078       40,406       45,633        10,202          42,138
Contract commitments...............           -            -        2,685            -        3,623         3,623               -
Restructure charge.................       2,052        1,374        1,425            -            -             -               -
Integration expense................       4,171        4,885        7,804            -            -             -               -
Other expense......................       1,811          316          812        1,664            -             -               -
Gain on sale of investments........    (33,240)            -            -            -            -             -               -
Loss on impairment of goodwill.....           -            -       13,710            -            -             -               -
Equity in loss of joint
  venture..........................      11,849        2,850            -            -            -             -               -
Depreciation and amortization......      15,800       15,917       10,548        4,386        3,517           870           3,347
                                      ---------     --------     --------     --------     --------       -------         -------
Income (loss)
  from operation...................      17,645       20,072       (8,076)      15,631       11,044           390           3,247
Net income (loss)..................      $9,698     $ 10,796     $ (6,716)    $  9,535     $  6,467       $   231         $ 1,747
                                                                                                                          -------
Dividends on redeemable
  preferred stock..................          --           --           --          285           --           285
                                      ---------     --------     --------     --------     --------       -------
Net income (loss) attributable
  to Common Stock .................   $   9,698     $ 10,796     $ (6,716)    $  9,250     $  6,467       $   (54)
                                      ---------     --------     --------     --------     --------       -------
Basic net income (loss)
  per share........................   $    0.68     $   0.72     $  (0.47)    $   0.82
Pro forma net income
  per share (2)....................                                           $   0.71     $   0.69       $  0.03
Diluted net income per share.......   $    0.67     $   0.71          n/a     $   0.84
Dividends declared per share
  of common stock..................   $    0.54     $   0.38           --           --
Average common shares
  outstanding
   Basic...........................      14,353       15,004       14,181       11,316
   Pro forma (2)...................                                             13,414        9,339         9,339
   Diluted.........................      14,584       15,164          n/a       11,380


                                                        DECEMBER 31                       PRO FORMA
                                     ---------------------------------------------------   DEC. 31,        DEC. 31,      SEPT. 30,
                                        1998           1997         1996         1995        1994(3)         1994          1994
                                        ----           ----         ----         ----        -------         ----          ----
Working capital (deficit)..........  $ (36,813)    $ (29,842)    $(26,929)     $ 23,013   $ (16,050)      $(16,050)     $ (17,742)
Total assets.......................    276,805       243,324      244,701       112,667      53,189         53,189         27,884
Total debt.........................     97,323        43,694       62,298         1,282       1,300          1,300          1,254
Redeemable preferred stock
  (Series A & B), including
  accrued dividends................         --            --           --            --          --         19,285             --
Common stockholders'
  equity (divisional equity).......     91,652       116,566      108,783        80,966      20,292          1,007          2,170

(1) Represents the historical results of operations of the Predecessor Company. HealthPlan Services' historical financial statements reflect certain expenses, including expenses attributable to employee benefit programs, retirement and health plans, treasury, and insurance, which were incurred by the Predecessor Company and allocated to HealthPlan Services on a pro rata basis.

(2) Gives effect to the recapitalization of all 19,000,000 shares of Preferred Stock (plus the right to receive dividends accrued thereon), which were exchanged for 1,397,857 shares of Common Stock of HealthPlan Services contemporaneously with the consummation of the initial public offering on May 19, 1995 ("the Recapitalization"), for all periods presented.

(3) Gives effect to the Acquisition and the Recapitalization as if such transactions had occurred on January 1, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following is a discussion of changes in the consolidated results of operations of HealthPlan Services for the years ended December 31, 1998, 1997, and 1996.

         HealthPlan Services is a leading managed health care services company, providing distribution, enrollment, billing and collection, and claims administration services for health care payors and providers. HealthPlan Services functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to HealthPlan Services' revenue for such periods.

                                             FOR THE YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                           1998           1997            1996
                                          -------        -------        -------

Total revenues ........................   100.0 %        100.0 %        100.0 %
                                          -------        -------        -------
Expenses:
  Agent commissions ...................    23.7 %         23.3 %         25.3 %
  Personnel ...........................    42.6 %         40.2 %         37.7 %
  General and administrative ..........    24.8 %         19.5 %         21.7 %
  Contract commitments ................      --             --            1.4 %
  Restructure charge ..................     0.7 %          0.5 %          0.8 %
  Integration .........................     1.4 %          1.7 %          4.1 %
  Loss on impairment of goodwill ......      --             --            7.2 %
  Other expense .......................     0.6 %          0.1 %          0.4 %
  Gain on sale of investments, net ....   (11.5)%           --             --
  Depreciation and amortization .......     5.5 %          5.7 %          5.5 %
  Interest expense, net ...............     2.0 %          0.9 %          0.1 %
  Equity in loss of joint venture .....     4.1 %          1.0 %           --
                                          -------        -------        -------

         Total expenses ...............    93.9 %         92.9 %        104.2 %
                                          -------        -------        -------

Income (loss) before provision for
     income taxes and minority interest     6.1 %          7.1 %         (4.2)%

Provision (benefit) for income taxes ..     3.0 %          3.3 %         (0.7)%
                                          -------        -------        -------

Income (loss) before minority interest      3.1 %          3.8 %         (3.5)%
Minority interest .....................    (0.3)%           --             --
                                          -------        -------        -------

Net income (loss) .....................     3.4 %          3.8 %         (3.5)%
                                          =======        =======        =======

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues for the year ended December 31, 1998 increased $7.6 million, or 2.7%, to $289.2 million from $281.6 million in 1997. New revenues of $20.3 million and $10.0 million recognized as a result of the CENTRA and NPPN acquisitions, respectively, were offset by a decrease in revenues from fully insured customers ($3.2 million), primarily related to the transition of the United HealthCare and Travelers block of indemnity/preferred provider organization business to Seaboard Life Insurance Company products. This reduction in fully insured revenues was partially offset by $26.1 million in revenues from the PILIC/PALHIC block of business. Other revenue decreases were realized from self-funded customers ($16.7 million), primarily related to the sale of the contracts of Diversified Group Brokerage, Inc. ("DGB"), in 1997, along with the loss of three large customers in 1998, and from alliance customers ($3.5 million) primarily related to HealthPlan Services' exiting the Kentucky alliance in 1997.

         Agent commission expense for the year ended December 31, 1998 increased $2.7 million, or 4.1%, to $68.4 million from $65.7 million in 1997. This increase is consistent with the increase in operating revenues for the period indicated.

         Personnel expense for the year ended December 31, 1998 increased $10.2 million, or 9.0%, to $123.3 million from $113.1 million in 1997. This increase resulted primarily from $16.0 million of personnel expense associated with the consolidation of CENTRA and NPPN. This increase was offset by reduced salaries resulting from a reduction of approximately 435 employees in HealthPlan Services' workforce and the outsourcing of care management services to SHPS. These services are now included as general and administrative expense. HealthPlan Services' personnel expense as a percentage of total revenues was 42.6% for the year ended December 31, 1998 compared to 40.2% in 1997.

         General and administrative expense for the year ended December 31, 1998 increased $16.9 million, or 30.8%, to $71.8 million from $54.9 million in 1997. This increase was primarily attributable to $12.5 million of general and administrative expense associated with the consolidation of CENTRA's and NPPN's financial results along with $6.7 million of costs associated with HealthPlan Services' outsourcing of its care management services to SHPS. HealthPlan Services' general and administrative expense as a percentage of total revenue increased to 24.8% for the year ended December 31, 1998 from 19.5% in 1997 primarily due to the outsourcing of HealthPlan Services' care management services to SHPS.

         HealthPlan Services recorded $2.1 million in restructuring costs during the year ended December 31, 1998. These costs reflect employee terminations, lease terminations, and the abandonment of property and equipment associated with closing HealthPlan Services' Framingham, Massachusetts, Chicago, Illinois, and Atlanta, Georgia offices. There were 47, 43, and 48 employees terminated in the Framingham, Chicago, and Atlanta offices, respectively. These employees worked in management, claims administration, and information systems. In 1997, HealthPlan Services recorded a charge of $1.4 million to reflect the cost of exiting its Framingham, Massachusetts office. This charge reflected the cost of terminating employees and abandoning property and equipment. HealthPlan Services' restructure plan included the elimination of approximately 150 jobs in management, administration, and information systems. The administration and claims services historically performed in Framingham were assumed in HealthPlan Services' Tampa, Florida and Merrimack, New Hampshire offices.

         Integration expense during the year ended December 31, 1998 was $4.2 million. These costs included $2.1 million in converting the data center and three claims platforms for CENTRA and $1.9 million in converting the information systems from HealthPlan Services' Framingham, Massachusetts office to the Tampa office. Integration expense for the year ended December 31, 1997 was $4.9 million. Of this expense, $3.2 million related to the integration of information systems used by the TMG, Consolidated Group, and Harrington businesses, while $1.7 million represented other costs associated with transferring functions from certain of HealthPlan Services' offices, the consolidation of treasury functions, and employee relocations.

         Other expense of $1.8 million for the year ended December 31, 1998 reflects costs of $1.4 million associated with the write-off of customer balances due to a billing system conversion and uncollectability of accounts among HealthPlan Services' self-funded customers, and costs of $0.4 million related to the start-up of the PILIC/PALHIC block of business.

         During the year ended December 31, 1998, HealthPlan Services sold 370,711 of its shares of Medirisk, Inc. stock and all 200,000 of its shares of Health Risk Management, Inc. stock, resulting in gains of $5.2 million and $0.2 million, respectively. On September 11, 1998, HealthPlan Services sold its 50% interest in SHPS to Sykes for $30.6 million and recognized a gain on the sale of SHPS of $27.9 million.

         Depreciation and amortization expense for the year ended December 31, 1998 decreased $0.1 million, or 0.6%, to $15.8 million from $15.9 million in 1997. Some of HealthPlan Services' furniture and fixtures became fully amortized in 1997. Additionally, HealthPlan Services wrote off internally developed software related to HealthPlan Services' exiting the Kentucky alliance in 1997. These reductions were partially offset by amortization of goodwill on HealthPlan Services' CENTRA and NPPN acquisitions.

         Net interest expense for the year ended December 31, 1998 increased to $5.6 million from $2.5 million in 1997. This increase resulted primarily from HealthPlan Services' acquisitions of CENTRA and NPPN, along with its share repurchase program, which began in 1998.

         HealthPlan Services recorded its 50% share of the loss incurred by SHPS through the date of its disposition, which was $11.8 million on a pre-tax basis. This loss principally resulted from a charge for the write-off of purchased research and development associated with acquisitions by SHPS.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Revenues for the year ended December 31, 1997 increased $90.1 million, or 47.0%, to $281.6 million from $191.5 million in 1996. This increase resulted primarily from the inclusion of an additional six months of revenues, $71.6 million, from HealthPlan Services' acquisition of Consolidated Group and Harrington (effective July 1, 1996). Revenues from HealthPlan Services' base business (revenues exclusive of above acquisitions) increased by $17.9 million compared to the same period in 1996. This increase was primarily a result of HealthPlan Services' assumption of the TMG block of business.

         Agent commission expense for the year ended December 31, 1997 increased $17.2 million, or 35.4%, to $65.7 million from $48.5 million in 1996. This increase resulted primarily from the inclusion of an additional six months of commissions of $7.1 million related to HealthPlan Services' 1996 acquisitions. HealthPlan Services' commissions as a percentage of operating revenues declined from 25.3% in 1996 to 23.3% in 1997, as self-funded customer revenues represented a greater percentage of HealthPlan Services' total revenues. Traditionally, self-funded customer commissions represent a lower percent of revenues than fully insured customer commissions.

         Personnel expense for the year ended December 31, 1997 increased $40.9 million to $113.1 million, or 56.7%, from $72.2 million in 1996. Of this increase, $34.5 million was attributable to a full year of personnel expenses from HealthPlan Services' 1996 acquisitions. HealthPlan Services' personnel expense as a percentage of total revenues increased to 40.2% in 1997 from 37.7% in 1996. This was primarily due to the full-year impact of the Harrington acquisition and the more labor-intensive nature of the self-funded customers.

         General and administrative expense for the year ended December 31, 1997 increased $13.4 million, or 32.2%, to $55.0 million from $41.6 million in 1996. Of this increase, $14.3 million is attributable to a full year of expenses from HealthPlan Services' 1996 acquisitions being included in HealthPlan Services' 1997 general and administrative expenses. HealthPlan Services' general and administrative expense as a percentage of total revenue decreased to 19.5% in 1997 from 21.7% in 1996. This decline is primarily attributable to savings realized in postage, communications, professional services, and printing costs and the net recovery of $1.5 million from DGB in 1997.

         In 1997, HealthPlan Services renegotiated its contracts with the Florida Community Health Purchasing Alliances and exited the Kentucky alliance and Washington alliance businesses. HealthPlan Services closed its Lexington, Kentucky office at the end of the contract term. As a result of the Kentucky office closure, HealthPlan Services recognized a one-time, non-recurring charge to general and administrative expense of $0.2 million. No contract commitment expense for the alliance business was recognized by HealthPlan Services in 1997.

         HealthPlan Services incurred $1.4 million in restructuring costs for the year ended December 31, 1997. These costs reflect employee terminations and the abandonment of property and equipment associated with transferring functions from HealthPlan Services' Framingham, Massachusetts office.

         Integration expense for the year ended December 31, 1997 was $4.9 million. Of this expense, $3.2 million related to the integration of information systems used by the TMG, Consolidated Group, and Harrington businesses, while $1.7 million represented other costs associated with transferring functions from certain of HealthPlan Services' offices, the consolidation of treasury functions, and employee relocations.

         Depreciation and amortization expense for the year ended December 31, 1997 increased $5.4 million, or 51.4%, to $15.9 million from $10.5 million in 1996. Of this increase, $4.5 million related to a full year of depreciation and amortization from HealthPlan Services' acquisition of Consolidated Group and Harrington. Additionally, HealthPlan Services recognized a $0.4 million acceleration of amortization for internally developed software related to HealthPlan Services' exiting the Kentucky alliance in 1997.

         Interest expense for the year ended December 31, 1997 increased to $2.5 million from $0.3 million in 1996. This increase reflects the fact that HealthPlan Services' credit facility balance was outstanding for a full year in 1997, as opposed to six months in 1996.

         HealthPlan Services recorded its 50% share of the $2.9 million loss incurred by SHPS for the period from inception to December 31, 1997, which was principally the result of a charge of $2.8 million for the write-off of purchased research and development associated with an acquisition by SHPS.

YEAR 2000 COMPLIANCE

INTRODUCTION

         The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The problems created by using abbreviated dates appear in hardware (such as microchips), operating systems, and other software programs. HealthPlan Services' Year 2000 ("Y2K") compliance project is intended to prepare HealthPlan Services' business for the Year 2000. HealthPlan Services defines Y2K "compliance" to mean that the computer code will process all defined future dates properly and give accurate results.

PLAN  TO ADDRESS YEAR 2000 COMPLIANCE

         HealthPlan Services has conducted a review of its computer systems and capabilities and has created a three-pronged program for addressing issues related to the Year 2000. This program includes the purchase and implementation of software packages from vendors, an upgrade of vendor packages to Year 2000 compliant versions, and the internal development and implementation of new software applications to increase the capabilities of HealthPlan Services' systems for the future.

         The implementation of this plan commenced in 1996 with the upgrade of the mainframe operating system. HealthPlan Services has since purchased and replaced its accounting and financial system and workers compensation system and written and implemented a new system for the unemployment compensation business. HealthPlan Services has received from the vendor the latest version of its claim processing software, which is Year 2000 compliant, and is currently implementing this version for all current accounts. HealthPlan Services also is undertaking system enhancements to its billing and administration system.

         HealthPlan Services has requested Year 2000 compliance information from its significant customers and vendors, including landlords and other third parties that are responsible for non-information technology systems such as security and environmental controls. In particular, HealthPlan Services has asked each vendor and customer for information regarding (a) the status of the vendor's or customer's Year 2000 readiness initiative, and (b) information regarding any expected changes in the vendor's or customer's data interface with HealthPlan Services. A team of HealthPlan Services information system professionals is coordinating its Year 2000 compliance efforts and is testing any new interfaces with vendors and customers.

COST OF PROJECT

         Between 1996 and 1998, HealthPlan Services spent $7.9 million for Year 2000 compliance system upgrades and expects to spend $2.4 million in both capital and modification costs to complete its Year 2000 program. These costs include the expense of replacing any existing systems with Year 2000 compliant systems, even in cases where the system would have been replaced or upgraded regardless of Year 2000 requirements.

STATE OF READINESS, RISKS, AND CONTINGENCY PLANS

         HealthPlan Services expects that its systems and software will be Year 2000 compliant by the close of the second quarter of 1999. However, there are risks relating to the external vendors and customers with which HealthPlan Services exchanges data. Because HealthPlan Services does not control these vendors and customers or their resources,

HealthPlan Services can provide no assurance that such vendors and customers will complete their respective Year 2000 solutions in time for HealthPlan Services to fully test system interfaces with them. Although HealthPlan Services does not have a formal Year 2000 contingency plan, its Year 2000 compliance team will be responding to any disruption in service resulting from a Year 2000 compliance problem in HealthPlan Services systems and software or in a vendor's or customer's system. There is no assurance, however, that HealthPlan Services will be able to remedy any disruption in service, in particular any disruption from a vendor's or customer's failure to be Year 2000 compliant or to inform HealthPlan Services of a change in its data interface. HealthPlan Services cannot estimate the cost that would be associated with a disruption in service resulting from its own or a vendor's or customer's Year 2000 compliance failure.

LIQUIDITY AND CAPITAL RESOURCES

         Under HealthPlan Services' May 1, 1998 Amended and Restated Credit Agreement, as amended, the Company maintains a line of credit of $175.0 million (the "Line of Credit") with availability equal to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). This multiple is set at 3.5 through June 30, 1999 and steps down thereafter to 2.75 during the remaining term of the facility. First Union National Bank of North Carolina serves as "agency bank," and NationsBank, N.A. serves as co-agent, with respect to this facility. The credit facility contains provisions which include the maintenance of certain minimum financial ratios, limitations on merger and acquisition activity, limitations on capital expenditures, limitations on dividends and distributions, and limitations on investment activity. HealthPlan Services' borrowing under the Line of Credit includes interest ranging from LIBOR plus 75 to 150 basis points to New York prime plus 0 to 50 basis points. Current rates on LIBOR and New York prime rate drawings on the Line of Credit at December 31, 1998 were 7.1875% and 7.75%, respectively. The Line of Credit carries a commitment fee ranging from 0.175% to 0.25% of the unused portion and is secured by the stock of HealthPlan Services' subsidiaries. The outstanding draw was $91.0 million at December 31, 1998, and the maximum amount available was $125.0 million.

         HealthPlan Services' Line of Credit enables it to pay a quarterly dividend of up to $0.1375 per share of HealthPlan Services' capital stock (up to $0.55 per share on an annualized basis). In the second quarter of 1998, HealthPlan Services increased its dividend to $0.1375 per share. For 1998, HealthPlan Services declared dividends totaling $7.6 million. These dividends were paid on April 21, 1998, July 21, 1998, October 20, 1998, and January 19, 1999.

         On February 27, 1998, HealthPlan Services acquired 49% of the capital stock of Montgomery Management Corporation ("Montgomery Management") from Provident Indemnity Life Insurance Company ("PILIC") for $4.0 million. In connection with the purchase, HealthPlan Services obtained a warrant from PILIC to purchase an additional 31% of Montgomery Management for nominal consideration. On October 26, 1998, HealthPlan Services exercised this warrant for an additional 31% of Montgomery Management's capital stock at a cost of $8,060.

         During the second quarter of 1997, the Board of Directors authorized HealthPlan Services to use up to $20.0 million to support a share repurchase program. HealthPlan Services began implementing this share repurchase program in the first quarter of 1998. On May 12, 1998, the Board increased to $30.0 million its authorization to repurchase shares under this program. Through March 15, 1999, HealthPlan Services had acquired 1,306,800 shares under this program at a cost of approximately $28.3 million.

         On May 18, 1998, HealthPlan Services acquired National Preferred Provider Network, Inc. ("NPPN") for $25.0 million cash and additional contingent consideration of up to $25.0 million if NPPN achieves certain financial performance objectives.

         On June 16, 1998 HealthPlan Services paid $0.2 million for a 1% interest in CENTRA and acquired an additional 49.1% interest from CENTRA Benefit Services ("CBS") in exchange for the payment of $7.4 million ($9.3 million purchase price net of the payoff of a CBS note), the issuance of $4.0 million in five-year 5.75% notes convertible into approximately 180,000 shares of HealthPlan Services' Common Stock, a purchase price holdback of up to $1.2 million, and additional contingent consideration. In additon to such contingent consideration, CBS has the right to put its remaining 49.9% interest in

CENTRA at a contractual price not to exceed $6.0 million within two years of the acquisition date if CENTRA meets certain financial performance criteria. If CBS has not put its remaining interest to HealthPlan Services within two years, CBS will sell its remaining interest in CENTRA to HealthPlan Services at an appraised value not to exceed $6.0 million. In February 1999, CBS notified HealthPlan Services that it intends to exercise its put option. HealthPlan Services is evaluating whether or not CENTRA has met the necessary financial performance criteria for CBS to exercise this option.

         In December 1997, HealthPlan Services and Sykes formed SHPS. SHPS was owned 50% by each of the founding companies and provides care management services, technology solutions, certain customer support services, and other outsourcing capabilities to the health care and insurance industries. HealthPlan Services invested $17.0 million in SHPS and guaranteed a line of credit of up to $37.5 million to fund the activities of SHPS. On September 11, 1998, HealthPlan Services sold its 50% interest in SHPS to Sykes for $30.6 million and recognized a gain on the sale of SHPS of $27.9 million. Additionally, HealthPlan Services was relieved of its obligation associated with SHPS' credit facility.

         HealthPlan Services spent $9.1 million for capital expenditures during the year ended December 31, 1998. Additionally, HealthPlan Services incurred a cash outlay of $4.2 million for integration costs related to the conversion of the data center and three claims platforms for CENTRA and the conversion of the information systems from HealthPlan Services' Framingham, Massachusetts office to the Tampa office. HealthPlan Services does not expect to incur any material integration costs in 1999.

         During 1998, HealthPlan Services sold 370,711 of its shares of Medirisk common stock and all 200,000 of its shares of HRM common stock, resulting in gains of $5.2 million and $0.2 million, respectively.

         Based upon current expectations, HealthPlan Services believes that all consolidated operating and financing activities for the foreseeable future will be met from internally generated cash flow from operations, available cash, or its existing Line of Credit.

INFLATION

         HealthPlan Services does not believe that inflation had a material effect on its results of operations for the year ended December 31, 1998 or 1997. There can be no assurance, however, that HealthPlan Services' business will not be affected by inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         HealthPlan Services is exposed to certain market risks inherent in HealthPlan Services' financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to HealthPlan Services' acquisitions of related businesses. HealthPlan Services is subject to interest rate risk on its existing Line of Credit and any future financing requirements. HealthPlan Services' fixed rate debt consists primarily of outstanding balances on its notes issued to C G Insurance Services, Inc. (CAL/GROUP) and former owner of CENTRA and certain equipment notes, and its variable rate debt relates to borrowings under its Line of Credit.
See "Liquidity and Capital Resources."

         The following table presents the future principal payment obligations (in thousands) and weighted-average interest rates associated with HealthPlan Services' existing long-term debt instruments, assuming HealthPlan Services' actual level of long-term indebtedness of $97.3 million as of December 31, 1998:

                                              1999            2000            2001         2002         2003       THEREAFTER
                                           ----------      ----------      ----------    --------     --------     ----------
Liabilities
Long-term Debt Fixed Rate
   (weighted average interest
    rate of 6.34%)...................     $     486       $       419      $      291    $    220     $  4,182     $      724
Variable Rate (weighted
   average interest rate
   of 7.16%).........................            --                --              --          --       91,000             --

         HealthPlan Services' primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest expense requirements and exceed financial covenants, and (iii) the impact of interest rate movements on HealthPlan Services' ability to obtain adequate financing to fund future acquisitions.

         HealthPlan Services manages interest rate risk on its variable rate debt through its use of two separate interest rate swap agreements. The agreements, which expire in September and December 2001, effectively convert $40.0 million of variable rate debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.18%.

         While HealthPlan Services cannot predict its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item are listed in Item 14(a)(1) and are submitted at the end of this Annual Report on Form 10-K. HealthPlan Services is not required to file any supplementary data under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The response to this item is included in HealthPlan Services' definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1999, under "Proposal 1: Election of Directors," "Additional Information Concerning Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is herein incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The response to this item is included in HealthPlan Services' definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1999, under "Compensation of Executive Officers" and "Additional Information Concerning Directors," and is herein incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The response to this item is included in HealthPlan Services' definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1999, under "Security Ownership of Certain Beneficial Owners and Management," and is herein incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The response to this item is included in HealthPlan Services' definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 1999, under "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions," and is herein incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)      The following consolidated financial statements of HealthPlan
                  Services and its subsidiaries are filed as part of this Form 10-K starting at page F-1:

                  Report of Independent Accountants

                  Consolidated Balance Sheets - December 31, 1998 and 1997

                  Consolidated Statements of Operations - Years ended December 31, 1998, 1997, and 1996

                  Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1998, 1997, and 1996

                  Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997, and 1996

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

2.7 Shareholder Agreement by and among Sykes Enterprises, Incorporated and the Company dated December 18, 1997, and Amendment to Shareholder Agreement dated February 28, 1998 (incorporated by reference to Exhibit 2.7 to the Company's 1997 Annual Report on Form 10-K filed on March 30, 1998).

2.8 Amended and Restated Acquisition Agreement dated May 15, 1998 by and among HealthPlan Services Corporation, National Preferred Provider Network, Inc., and other parties named therein.

2.9 Subscription and Asset Contribution Agreement dated June 16, 1998 by and between CENTRA HealthPlan LLC, and its prospective members: HealthPlan Services, Inc., and CENTRA Benefit Services, Inc.

2.10 Stock Purchase Agreement dated September 1, 1998 among Sykes Enterprises, Incorporated, HealthPlan Services Corporation, and Sykes HealthPlan Services, Inc.

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

10.1 Agreement between New England Mutual Life Insurance Company of Boston and the Company effective as of June 1, 1987, as amended by Memorandum dated January 17, 1992 and Memorandum dated February 4, 1994 (incorporated by reference to Exhibit
                  10.3 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

10.2 Agreements relating to MetraHealth business (originally written with The Travelers Insurance Company) (incorporated by reference to Exhibit 10.4 to the Company's 1996 Annual Report on Form 10-K, filed on March 31, 1997):

                  (a) Administrative Services Agreement dated November 1, 1989 between The Travelers Insurance Company and Consolidated Group, Inc.

                  (b) Claims Administration Agreement dated November 1, 1989 between The Travelers Insurance Company and Consolidated Group Claims, Inc.

10.3 HealthPlan Services Corporation 1996 Employee Stock Option Plan (compensatory plan) (incorporated by reference to Exhibit
                  10.6 to the Company's 1996 Annual Report on Form 10-K, filed on March 31, 1997).

10.4 Amended and Restated HealthPlan Services Corporation 1996 Employee Stock Option Plan (compensatory plan) (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement #333-31913, filed on July 23, 1997).

10.5 HealthPlan Services Corporation 1995 Incentive Equity Plan (compensatory plan) (incorporated by reference to Exhibit 10.7 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

10.6 1995 HealthPlan Services Corporation Directors Stock Option Plan (compensatory plan) (incorporated by reference to Exhibit
                  10.10 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

10.7              Restricted Stock Agreements between the Company and Claudia N.
                  Griffiths (incorporated by reference to Exhibit 10.10 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995). The same agreement was executed with Steven V. Hulslander, Gary L. Raeckers, Craig H. Cassady, Richard M. Bresee, Nola H. Moon, and George E. Lucco.

10.8 Subscription Agreement dated as of September 30, 1994 among the Company, James K. Murray, Jr., Trevor G. Smith and Charles
                  H. Guy, Jr. (incorporated by reference to Exhibit 10.11 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

10.9 Stock Purchase Agreement dated as of October 5, 1994 among the Company, Noel Group, Inc., Trinity Side-by-Side Fund I, L.P., Trinity Ventures II, L.P., and Trinity Ventures III, L.P. (incorporated by reference to Exhibit 10.12 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18,
                  1995).

10.10 Form of Stock Purchase Agreement dated as of December 15, 1994 among the Company, Noel Group, Inc. and each of the signatories listed on the signature pages thereto (incorporated by reference to Exhibit 10.13 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18,
                  1995).

10.11 (a) Lease Agreement between the Company and Paragon Group, Inc. (as agent for Airport Southeast Associates, Ltd.), dated January 26, 1982, as amended on June 18, 1987 by agreement between the Company and Concourse Associates Venture (successor in interest to Airport Southeast Associates) (Concourse Center I, Tampa, Florida) (incorporated by reference to Exhibit 10.14(a) to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

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

10.12 Amended and Restated Credit Agreement dated as of May 1, 1998 by and among HealthPlan Services Corporation, First Union National Bank, and other lenders named therein, as amended by the First Amendment thereto dated June 23, 1998, and the Second Amendment and Waiver dated December 15, 1998.

10.13 Employment and Noncompetition Agreement, dated June 25, 1996 by and between R.E. Harrington, Inc. and Robert R. Parker (management contract) (incorporated by reference to Exhibit
                  10.19 to the Company's 1996 Annual Report on Form 10-K filed on March 31, 1997).

10.14             Deferred Compensation Agreement between R.E. Harrington, Inc.
                  and Robert R. Parker dated May 15, 1987 (compensatory plan) (incorporated by reference to Exhibit 10.17 to the Company's 1997 Annual Report on Form 10-K filed on March 30, 1998).

10.15 Employment and Noncompetition Agreement, dated July 1, 1996 by and between Consolidated Group, Inc. and Timothy T. Clifford (management contract) (incorporated by reference to Exhibit
                  10.20 to the Company's 1996 Annual Report on Form 10-K filed on March 31, 1997).

10.16 Amended and Restated HealthPlan Services Corporation 1997 Directors Equity Plan (compensatory plan) (incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement #333-31915, filed on July 23, 1997).

10.17 HealthPlan Services Corporation 1998 Officer Bonus Plan Summary (compensatory plan).

10.18 Administrative Services and Business Transfer Agreement between the Company and TMG Life Insurance Company, dated December 4, 1996 (incorporated by reference to Exhibit 10.21 to the Company's 1997 Annual Report on Form 10-K filed on March 30, 1998).

10.19 Deferred Compensation Plan of R.E. Harrington, Inc. dated January 1, 1998 (compensatory plan).

10.20 Management Agreement dated February 28, 1998 among Midwestern United Life Insurance Company, HealthPlan Services, Inc., and Connecticut General Life Insurance Company.

10.21 Administration Services Agreement dated July 1, 1997 between Seaboard Life Insurance Company and HealthPlan Services, Inc.

10.22 Services Agreement effective February 1, 1998 by and among Provident Indemnity Life Insurance Company, and Provident American Life and Health Insurance Company, HealthPlan Services Corporation, and HealthPlan Services, Inc.

11.1 Statement regarding computation of per share earnings: not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

21.1              Subsidiaries of the registrant.

23.1              Consent of PricewaterhouseCoopers LLP.

27.1              Financial Data Schedule.

(b) The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 1998.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HealthPlan Services has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on the 30th day of March, 1999.

                        HEALTHPLAN SERVICES CORPORATION

                        By: /s/ JAMES K. MURRAY, JR.
                            ----------------------------------------------
                            James K. Murray, Jr.,
                            Chief Executive Officer and
                            Chairman of the Board  (Principal Executive Officer)

                        By: /s/ PHILLIP S. DINGLE
                            ----------------------------------------------
                            Phillip S. Dingle,
                            Executive Vice President and Chief Financial Officer (Principal Financial Officer and
                             Principal Accounting Officer)

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William L. Bennett, James K. Murray, Jr., and Joseph S. DiMartino his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him or her in his or her name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                             TITLE                               DATE
---------                             -----                               ----
/s/ JAMES K. MURRAY, JR.              Chief Executive Officer             March 30, 1999
----------------------------          and Chairman of the Board
    James K. Murray, Jr.              (Principal Executive Officer)

/s/ WILLIAM L. BENNETT                Vice Chairman of the Board          March 30, 1999
----------------------------
    William L. Bennett

/s/ JOSEPH A. CALIFANO, JR.           Director                            March 30, 1999
---------------------------
    Joseph A. Califano, Jr.

/s/ JOSEPH S. DIMARTINO               Director                            March 30, 1999
---------------------------
    Joseph S. DiMartino

/s/ VINCENT D. FARRELL, JR.           Director                            March 30, 1999
---------------------------
    Vincent D. Farrell, Jr.


/s/ JOHN R. GUNN                      Director                            March 30, 1999
---------------------------
    John R. Gunn

/s/ NANCY M. KANE                     Director                            March 30, 1999
---------------------------
    Nancy M. Kane

/s/ DAVID NIERENBERG                  Director                            March 30, 1999
---------------------------
    David Nierenberg

/s/ JAMES G. NIVEN                    Director                            March 30, 1999
---------------------------
    James G. Niven

/s/ ROBERT R. PARKER                  Director                            March 30, 1999
---------------------------
    Robert R. Parker

/s/ MARC I. PERKINS                   Director                            March 30, 1999
---------------------------
    Marc I. Perkins

/s/ TREVOR G. SMITH                   Director                            March 30, 1999
---------------------------
    Trevor G. Smith

/s/ ARTHUR F. WEINBACH                Director                            March 30, 1999
---------------------------
    Arthur F. Weinbach

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of
HealthPlan Services Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of HealthPlan Services Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurancce about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Tampa, Florida
March 19, 1999

                         HEALTHPLAN SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                 DECEMBER 31,
                                                                          --------------------------
                                                                             1998            1997
                                                                          ----------      ----------
                                ASSETS
Current assets:
  Cash and cash equivalents ........................................      $   4,582       $   1,545
  Restricted cash ..................................................         11,373          11,256
  Accounts receivable, net of allowance for doubtful
      accounts of $1,689 and $150, respectively ....................         21,834          28,900
  Refundable income taxes ..........................................             --           1,843
  Prepaid expenses and other current assets ........................          3,604           3,071
  Deferred taxes ...................................................          1,448           3,085
                                                                          ---------       ---------
          Total current assets .....................................         42,841          49,700
Property and equipment, net ........................................         27,172          23,235
Other assets, net of accumulated amortization of
      $963 and $689, respectively ..................................          2,744           2,908
Deferred taxes .....................................................          1,145           4,008
Note receivable ....................................................          3,499           6,334
Investments ........................................................          6,647           7,595
Intangible assets, net .............................................        192,757         149,544
                                                                          ---------       ---------
          Total assets .............................................      $ 276,805       $ 243,324
                                                                          =========       =========

            LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................................      $  13,917       $  13,502
  Premiums payable to carriers .....................................         38,146          39,601
  Commissions payable ..............................................          5,232           5,484
  Deferred revenue .................................................          3,707           2,015
  Accrued liabilities ..............................................         16,769          18,555
  Income taxes payable .............................................          1,397              --
  Current portion of long-term debt payable ........................            486             385
                                                                          ---------       ---------
          Total current liabilities ................................         79,654          79,542
Notes payable ......................................................         96,837          43,309
Deferred taxes .....................................................             --             982
Other long-term liabilities ........................................          2,732           2,925
                                                                          ---------       ---------
          Total liabilities ........................................        179,223         126,758
                                                                          ---------       ---------

Minority interest ..................................................          5,930              --
                                                                          ---------       ---------

Commitments and contingencies (Note 13)

Stockholders' equity:
   Common stock, $0.01 par value, 100,000,000 authorized,
     15,174,315 issued at December 31, 1998 and,
     15,038,033 at December 31, 1997 ...............................            152             150
   Additional paid-in capital ......................................        109,887         107,325
   Treasury stock, 1,276,700 shares ................................        (28,088)             --
   Retained earnings ...............................................          9,736           7,671
   Unrealized appreciation on investments
      available for sale, net of tax ...............................            (35)          1,420
                                                                          ---------       ---------
          Total stockholders' equity ...............................         91,652         116,566
                                                                          ---------       ---------
          Total liabilities and stockholders' equity ...............      $ 276,805       $ 243,324
                                                                          =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------
                                                                         1998           1997            1996
                                                                      ---------       ---------       ---------
Operating revenues ........................................           $ 289,247       $ 281,644       $ 191,493
                                                                      ---------       ---------       ---------

Expenses:
   Agent commissions ......................................              68,449          65,674          48,507
   Personnel ..............................................             123,290         113,141          72,209
   General and administrative .............................              71,777          54,947          41,614
   Contract commitments ...................................                  --              --           2,685
   Restructure charge .....................................               2,052           1,374           1,425
   Integration ............................................               4,171           4,885           7,804
   Loss on impairment of goodwill .........................                  --              --          13,710
   Other expenses..........................................               1,811             316             812
   Gain on sale of investments, net .......................             (33,240)             --              --
   Depreciation and amortization ..........................              15,800          15,917          10,548
   Interest expense, net ..................................               5,643           2,468             255
   Equity in loss of joint ventures .......................              11,849           2,850              --
                                                                      ---------       ---------       ---------
        Total expenses ....................................             271,602         261,572         199,569
                                                                      ---------       ---------       ---------

   Income (loss) before provision for income taxes
        and minority interest .............................              17,645          20,072          (8,076)

   Provision (benefit) for income taxes ...................               8,683           9,276          (1,360)
                                                                      ---------       ---------       ---------

   Income (loss) before minority interest .................               8,962          10,796          (6,716)

   Minority interest ......................................                (736)             --              --
                                                                      ---------       ---------       ---------

   Net income (loss) ......................................           $   9,698       $  10,796       $  (6,716)
                                                                      =========       =========       =========

   Basic net income (loss) per share ......................           $    0.68       $    0.72       $   (0.47)

   Basic weighted average
        shares outstanding ................................              14,353          15,004          14,181

   Diluted income (loss) per share ........................           $    0.67       $    0.71             n/a

   Diluted weighted average
        shares outstanding ................................              14,584          15,164             n/a


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                       UNREALIZED
                                                                                                      APPRECIATION
                                                                                                           ON
                                                       VOTING    ADDITIONAL                            INVESTMENTS
                                      COMPREHENSIVE    COMMON     PAID-IN     TREASURY    RETAINED      AVAILABLE
                                          INCOME       STOCK      CAPITAL      STOCK      EARNINGS      FOR SALE      TOTAL
                                      -------------  ---------   ----------  ---------   ----------    ----------   ---------
Balance at December 31, 1995 ........                $     134   $  71,636   $      --    $   9,196    $      --    $  80,966

Vesting of management stock .........                       --         456          --           --           --          456
Issuance of 11,400 shares in
   connection with stock option plans                       --         160          --           --           --          160
Issuance of 1,400,110 shares in
   connection with acquisition of
   Harrington Services Corporation ..                       14      30,088          --           --           --       30,102
Issuance of 160,957 shares to
   former affiliates of Consolidated
   Group, Inc. ......................                        2       3,700          --           --           --        3,702
Issuance of 6,302 shares in
   connection with the employee
   stock purchase plan ..............                       --         113          --           --           --          113
Net loss ............................                       --          --          --       (6,716)          --       (6,716)
                                                     ---------   ---------   ---------    ---------    ---------    ---------
Balance at December 31, 1996 ........                $     150   $ 106,153   $      --    $   2,480    $      --    $ 108,783

Vesting of management stock .........                       --         235          --           --           --          235
Issuance of 46,800 shares in
   connection with stock option plans                       --         655          --           --           --          655
Issuance of 14,569 shares in
   connection with the employee
   stock purchase plan ..............                       --         237          --           --           --          237
Issuance of 2,538 shares in
   connection with the directors
   compensation plan ................                       --          45          --           --           --           45
Cash dividends declared .............                       --          --          --       (5,605)          --       (5,605)
Net income ..........................   $  10,796           --          --          --       10,796           --       10,796
Unrealized appreciation on
   investment available for sale ....       1,420           --          --          --           --        1,420        1,420
                                        ---------
Comprehensive income ................   $  12,216
                                        =========    ---------   ---------   ---------    ---------    ---------    ---------
Balance at December 31, 1997 ........                $     150   $ 107,325   $      --    $   7,671    $   1,420    $ 116,566

Vesting of management stock .........                       --         179          --           --           --          179
Issuance of 123,500 shares in
   connection with stock option plans                        2       2,218          --           --           --        2,220
Issuance of 12,662 shares in
   connection with the employee
   stock purchase plan ..............                       --         162          --           --           --          162
Issuance of 120 shares in
   connection with the directors
   compensation plan ................                       --           3          --           --           --            3
Cash dividends declared .............                       --          --          --       (7,633)          --       (7,633)
Purchase of 1,276,700
   treasury shares ..................                       --          --     (28,088)          --           --      (28,088)
Net income ..........................   $   9,698           --          --          --        9,698           --        9,698
Unrealized depreciation on
   investment available for sale ....      (1,455)          --          --          --           --       (1,455)      (1,455)
                                        ---------
Comprehensive income ................   $   8,243
                                        =========    ---------   ---------   ---------    ---------    ---------    ---------
Balance at December 31, 1998 ........                $     152   $ 109,887   $ (28,088)   $   9,736    $     (35)   $  91,652
                                                     =========   =========   =========    =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                            1998        1997        1996
                                                          --------    --------    --------
Cash flows from operating activities:
   Net income (loss) ..................................   $  9,698    $ 10,796    $ (6,716)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation .......................................      7,607       9,061       5,729
   Amortization .......................................      8,193       6,856       4,819
   Gain on sale of investments ........................    (33,240)         --          --
   Equity in loss of joint venture ....................     11,849       2,850          --
   Minority interest ..................................       (736)         --          --
   Loss on impairment of goodwill .....................         --          --      13,710
   Issuance of Common Stock to management .............        179         235         456
   Deferred taxes .....................................      4,776       6,697        (804)
Changes in assets and liabilities, net of effect from
  acquisitions and dispositions:
   Restricted cash ....................................       (117)     (1,194)     (9,057)
   Accounts receivable ................................     14,019     (10,919)      1,415
   Refundable income taxes ............................         --       4,240      (5,043)
   Prepaid expenses and other current assets ..........        458         960        (286)
   Other assets .......................................        111      (1,138)        565
   Accounts payable ...................................     (3,300)     (7,316)     13,049
   Premiums payable to carriers .......................     (2,522)     20,583       1,809
   Commissions payable ................................       (347)        604         338
   Deferred revenue ...................................        926         455        (490)
   Accrued liabilities ................................     (9,119)     (8,894)      1,229
   Income taxes payable ...............................      3,691          --         (54)
                                                          --------    --------    --------
          Net cash provided by operating activities ...     12,126      33,876      20,669
                                                          --------    --------    --------
Cash flows from investing activities:
   Purchases of property and equipment ................     (9,146)     (9,837)     (5,731)
   Sales (purchases) of short-term investments, net ...         --          --      36,723
   Cash paid for acquisitions, net of cash acquired ...    (40,847)         --     (89,484)
   Payment for purchase of
       The Mutual Group block of business .............         --      (1,623)         --
   Payment for Provident American contract rights .....         --        (707)         --
   Proceeds from sale of assets .......................      1,466       2,780          --
   Proceeds from sale of investments ..................     40,152          --          --
   Purchases of investments ...........................    (18,081)     (5,341)     (3,311)
   Proceeds from notes receivable .....................        794       6,388          --
   Purchases of notes receivable ......................         --      (6,334)     (6,388)
                                                          --------    --------    --------
          Net cash used in investing activities .......    (25,662)    (14,674)    (68,191)
                                                          --------    --------    --------
Cash flows from financing activities:
   Net (payments) borrowings under line of credit .....     51,000     (15,000)     55,000
   Net (payments) borrowing on other debt .............     (1,075)     (3,593)    (12,466)
   Cash dividends paid ................................     (7,590)     (3,726)         --
   Distribution of minority interest ..................        (46)         --          --
   Proceeds from exercise of stock options ............      2,220         655         160
   Repurchase of Common Stock .........................    (28,088)         --          --
   Proceeds from Common Stock issued ..................        152         282       3,815
                                                          --------    --------    --------
          Net cash (used in) provided by financing
             activities ...............................     16,573     (21,382)     46,509
                                                          --------    --------    --------
Net (decrease) increase in cash and cash equivalents ..      3,037      (2,180)     (1,013)
Cash and cash equivalents at beginning of period ......      1,545       3,725       4,738
                                                          --------    --------    --------
Cash and cash equivalents at end of period ............   $  4,582    $  1,545    $  3,725
                                                          ========    ========    ========
Supplemental disclosure of cash flow information:
   Cash paid for interest .............................   $  6,333    $  4,900    $  1,573
                                                          ========    ========    ========
   Net cash paid (refunds received) for income taxes ..   $    214    $   (838)   $  4,968
                                                          ========    ========    ========
Supplemental disclosure of noncash activities:
   Dividends declared but unpaid ......................   $  1,910    $  1,879    $     --
                                                          ========    ========    ========
   Common Stock issued for purchase of
   Harrington Services Corporation ....................   $     --    $     --    $ 30,102
                                                          ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

HEALTHPLAN SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998

--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS AND ORGANIZATION

         HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, the "Company") is a leading managed health care services outsourcing company, providing distribution, enrollment, billing and collection, and claims administration services for health care payors and providers. The Company provides these services to approximately 140,000 groups covering over 3 million members in the United States. The Company functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

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

         CONSOLIDATION

         The consolidated financial statements include the accounts of HealthPlan Services Corporation and its subsidiaries. The Company has consolidated its investment in CENTRA HealthPlan LLC ("CENTRA") and Montgomery Management Corporation ("Montgomery Management") and recorded the minority shareholder's interest on the balance sheet and statement of operations. All intercompany transactions and balances have been eliminated in consolidation.

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

                                                              YEARS
                                                       ---------------------

         Furniture and fixtures                                        3-10
         Computers and equipment                                        2-5
         Computer software                               3 or expected life
         Leasehold improvements                                  Lease term


         PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consist primarily of prepaid commissions (paid to certain agents at the initiation of a policy), rent, insurance, postage, and repair and maintenance contracts.

         INVESTMENTS

         As the Company's investment in Medirisk, Inc. ("Medirisk") (see Note 8) is classified as available for sale, it is measured at fair market value. Any increase or decline in the value of investments is recorded as unrealized appreciation or depreciation in the equity section of the balance sheet. The Company recognizes gains based on average costs.

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

         INTEGRATION EXPENSE

         Certain costs amounting to $2.1 million incurred by the Company in 1998 relative to the conversion of the data center and three claims platforms for CENTRA as well as $1.9 million of costs incurred in converting the information systems from the Company's Framingham, Massachusetts office to the Tampa office were recorded as integration expense.

         Certain costs amounting to $3.2 million incurred by the Company in 1997 relative to the post-acquisition integration of information systems at Consolidated Group, Inc. and an affiliated company (collectively, "Consolidated Group") and Harrington Services Corporation, together with its direct and indirect wholly owned subsidiaries ("Harrington"), as well as the post-assumption integration of information systems for the group operations of TMG Life Insurance Company's Employee Benefits division ("TMG"), were recorded as integration expense. Other non-information systems costs amounting to $1.7 million for items such as the closing of certain of the Company's offices, consolidation of treasury functions, and employee relocations have also been recorded as integration expense.

         Certain costs amounting to $6.9 million incurred by the Company in 1996 in relation to the post-acquisition integration of information systems at Consolidated Group and Harrington are recorded as integration expense. Other non-information systems costs amounting to $0.9 million for items such as travel, recruiting, and moving have also been recorded as integration expense.

         RESTRUCTURE CHARGES

         In 1998, the Company recorded a charge of $2.1 million to reflect the cost of employee terminations, and the abandonment of property and equipment associated with closing the Company's Framingham, Massachusetts, Chicago, Illinois, and Atlanta, Georgia offices. There were 47, 43, and 48 employees terminated in the Framingham, Chicago, and Atlanta offices, respectively. These employees worked in management, claims administration, and information systems.

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

         In 1996, the Company recorded a restructure charge of $1.4 million to reflect the cost of exiting certain excess office space ($0.7 million) and terminating employees ($0.7 million). The Company's restructure plan was for the elimination of 77 jobs in management, claims administration, and information systems operations in its Tampa and Memphis offices.

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

         EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing the income available to common stockholders by the weighted average number of shares outstanding for the period, without consideration for common stock equivalents. The calculation of diluted earnings per share reflects the effect of outstanding options using the treasury stock method.

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

         The Company's only financial instruments not reflected at estimated market value are its two interest rate swaps (see Note 10). The unrecorded fair value of these swaps as of December 31, 1998 was approximately ($1.1 million).

3.   ACQUISITIONS

         CENTRA HEALTHPLAN LLC

         On June 16, 1998, the Company acquired a 50.1% interest in CENTRA. CENTRA was formed by an agreement between the Company and CENTRA Benefit Services, Inc. ("CBS") in which substantially all the assets in CBS's third party administration business, which administers self-insured employee benefit plans, were transferred to CENTRA. The Company paid $0.2 million for a 1% interest in CENTRA and acquired an additional 49.1% interest from CBS in exchange for the payment of $7.4 million ($9.3 million purchase price net of the payoff of a CBS note), the issuance of $4.0 million in five year 5.75% notes convertible into approximately 180,000 shares of the Company's stock, a purchase price holdback of up to $1.2 million, and additional contingent consideration. In addition to such contingent consideration, CBS has the right to put its remaining interest in CENTRA at a contractual price not to exceed $6.0 million within two years of the acquisition date if it meets certain financial performance criteria. If CBS has not put its remaining interest to the Company within two years, CBS will sell its remaining interest in CENTRA to the Company at an appraised value not to exceed $6.0 million. CENTRA is a major administrator of self-funded health plans for large corporations and is headquartered in Richardson, Texas. CENTRA also has processing facilities in Houston, Texas, Duncan, Oklahoma, Lynnwood, Washington, and Charleston, West Virginia. The purchase price of CENTRA was allocated to the fair value of the net assets acquired as follows (in thousands):

         Tangible assets acquired                            $     8,447
         Goodwill                                                 22,334
         Liabilities assumed                                     (17,330)
                                                             -----------
                                                             $    13,451
                                                             ===========

         NATIONAL PREFERRED PROVIDER NETWORK, INC.

         On May 18, 1998, the Company acquired National Preferred Provider Network, Inc. ("NPPN") for $25.0 million cash and additional contingent consideration of up to $25.0 million if NPPN achieves certain financial performance objectives. Headquartered in Middletown, New York, NPPN is a preferred provider organization network which consists of over 450,000 physician offices, more than 4,000 hospitals, and 50,000 ancillary care providers covering all 50 states and the District of Columbia. The purchase price of NPPN was allocated to the fair value of the net assets acquired as follows (in thousands):

         Tangible assets acquired                            $     4,609
         Goodwill                                                 25,240
         Liabilities assumed                                      (4,849)
                                                             -----------
                                                             $    25,000
                                                             ===========

         MONTGOMERY MANAGEMENT CORPORATION

         On February 27, 1998, the Company acquired 49% of the capital stock of Montgomery Management from Provident Indemnity Life Insurance Company for $4.0 million. In connection with the purchase, the Company obtained a warrant to purchase an additional 31% of Montgomery Management for nominal consideration. On October 26, 1998, the Company exercised this warrant for an additional 31% of Montgomery Management's capital stock for a cost of $8,060. Montgomery Management is a full service managing general underwriter that has the authority to bind health insurance coverage (on behalf of the insurance companies it represents) to self-funded customers. The purchase price of Montgomery Management was allocated to the fair value of the net assets acquired as follows (in thousands):

         Tangible assets acquired                            $       990
         Goodwill                                                  4,008
         Liabilities assumed                                        (990)
                                                             -----------
                                                             $     4,008
                                                             ===========

         DIVERSIFIED GROUP BROKERAGE

         On October 12, 1995, HealthPlan Services, Inc. ("HPSI"), a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of the third party administration business of Diversified Group Brokerage Corporation ("DGB"), effective as of October 1, 1995. The purchase price for the DGB business consisted of (i) approximately $5.1 million paid at closing and (ii) for the seven-year period following the closing date, semi-monthly payments based on the number of enrollees in accounts that were DGB accounts as of the closing date, to be reduced by any attrition of enrollees. HPSI placed $5.0 million in escrow, as required by the agreement to fund those payments, and the present value of those estimated payments was recorded as goodwill. Additionally, HPSI assumed approximately $1.0 million in liabilities related to this purchase. In December 1997, the Company sold the contracts and certain other assets to DGB for cash totaling $4.3 million. The cash consideration, net of the sale of certain property and equipment ($0.1 million), the write-off of interest receivable on the escrow account ($0.4 million), and the write-off of goodwill associated with the DGB acquisition ($2.3 million), resulted in a net recovery of $1.5 million.

         UNAUDITED PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

         The following unaudited pro forma consolidated results of operations of the Company give effect to acquisitions, accounted for as purchases, as if they occurred on January 1, 1996 (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                            1998          1997         1996
                                        -----------   -----------   -----------
Revenues                                $   308,725   $   332,736   $   318,713
Net income (loss)                             7,538         8,091       (10,544)
Net income (loss) per common share             0.52          0.53         (0.74)

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of January 1, 1996 or of the results which may occur in the future.

4.   BLOCKS OF BUSINESS

         PROVIDENT AMERICAN CORPORATION

         In January 1998, HealthPlan Services began providing policy issuance, billing, and claims services for the individual indemnity/preferred provider orgainzation health insurance policies of Provident Indemnity Life Insurance Company ("PILIC") and Provident American Life and Health Insurance Company ("PALHIC"). In conjunction with this arrangement, the Company recorded contract rights (see Notes 6 and 9) of $0.7 million.

         TMG LIFE INSURANCE COMPANY'S EMPLOYEE BENEFITS BUSINESS

         Effective January 1, 1997, the Company assumed marketing and administrative services for TMG's medical, dental, and group life benefits business, with Connecticut General Life Insurance Company, a CIGNA company, acting as the reinsurer. In conjunction with this agreement, the Company recorded contract rights (see Note 6) of $0.8 million. In July 1997, the parties agreed to a transition of a majority of this business to Midwestern United Life Insurance Company ("Midwestern United"), with the Company remaining as administrator. TMG canceled coverage of the portion of the business that was not identified for transition to Midwestern United. During the transition, which is expected to be complete in the second quarter of 1999, the business is experiencing higher than normal lapse rates and lower than normal margins. This business accounted for approximately 8% of the Company's consolidated revenue in 1998. In January 1999, Midwestern United notified its insureds that it will cancel their policies beginning on July 31, 1999. The Company is working with its current distribution system to direct Midwestern United insureds to suitable replacement coverage.

5.   CONCENTRATION OF CUSTOMERS

         The Company is party to a variety of contracts with insurance companies, preferred provider organizations, health maintenance organizations, integrated delivery systems, health care alliances, and self-funded customers located throughout the United States to provide third party marketing, administration, and risk management services. For the years ended December 31, 1998 and 1997, the Company's two largest payors accounted for approximately 9.0% and 8.5% and 13.1% and 12.6%, respectively, of total revenues.

         The Company grants credit, without collateral, to some of its self-funded clients under certain contracts.

6.   INTANGIBLE ASSETS

         Intangible assets resulting from the excess of cost over the fair value of the respective net assets acquired was as follows (in thousands):

                                                        DECEMBER 31,
                                                 --------------------------
                                                    1998            1997
                                                 ----------     -----------
        HealthPlan Services goodwill             $   32,841     $    32,841
        NPPN goodwill                                25,240               -
        CENTRA goodwill                              22,334               -
        Montgomery Management goodwill                4,008               -
        Consolidated Group goodwill                  59,734          59,734
        Harrington goodwill                          66,705          66,705
        Third Party Claims Management goodwill          490             490
        TMG contract rights                             774           1,224
        Provident contract rights                       707             707
                                                 ----------     -----------
                                                    212,833         161,701
        Less:  Accumulated amortization             (20,076)        (12,157)
                                                 ----------     -----------
                                                 $  192,757     $   149,544
                                                 ==========     ===========

7.   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                         DECEMBER 31,
                                                ------------------------------
                                                    1998              1997
                                                ------------      ------------
      Land                                      $          -      $        438
      Building                                             -             1,133
      Furniture and fixtures                          10,076             8,126
      Computers and equipment                         17,801            13,952
      Computer software                               20,893            14,100
      Leasehold improvements                           3,107             3,214
                                                ------------      ------------
                                                      51,877            40,963
      Less: Accumulated depreciation                 (24,705)          (17,728)
                                                ------------      ------------
                                                $     27,172      $     23,235
                                                ============      ============

         The Company capitalizes purchased software which is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is ready for use to provide processing services to customers. Research and development costs, costs associated with the Year 2000 compliance (not associated with other software modifications), and other computer software maintenance costs related to software development are expensed as incurred. Software development costs and costs of purchased software are amortized using the straight-line method over a maximum of three years or the expected life of the product.

         The carrying value of a software and development asset is regularly reviewed by the Company, and a loss is recognized when the net realizable value falls below the unamortized cost.

8.   INVESTMENTS

         Investments consist of the following (in thousands):

                                                          DECEMBER 31,
                                                  ------------------------------
                                                      1998              1997
                                                  ------------      ------------
         Investments available for sale,
            at market (cost of $6,460 and $5,131) $      6,405      $      7,385
         Equity method investments                         242               210
                                                  ------------      ------------
                                                  $      6,647      $      7,595
                                                  ============      ============

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

       The Company accounted for its investment in SHPS under the equity method of accounting. The Company recorded its 50% share in the loss incurred by SHPS which was $11.8 million in 1998 and $2.9 million in 1997 on a pre-tax basis. This loss was principally the result of a charge for the write-off of purchased research and development associated with SHPS' acquisitions.

         In May 1998, the Company invested $5.8 million in a convertible note of HealthAxis.com, Inc. ("HealthAxis.com") bearing interest at the rate of 5 1/2%. In October 1998, the note and the accrued interest on the note were converted into 2,365,365 shares of HealthAxis.com representing a 14.6% ownership. HealthAxis.com provides sales and distribution services for health insurance products offered through the Internet. The Company began providing administrative services in connection with products offered through HealthAxis.com in November 1998.

       On March 5, 1997, the Company and Health Risk Management, Inc. ("HRM") mutually agreed to terminate a merger agreement previously entered into on September 12, 1996. In connection with the termination, the Company purchased 200,000 shares of HRM common stock, representing approximately 4.5% of HRM shares outstanding, at a price of $12.50 per share. During the first quarter of 1998, the Company sold all of its shares in HRM and recorded a pre-tax gain on the sale of $0.2 million.

         On January 8, 1996, the Company entered into an agreement with Medirisk, Inc. ("Medirisk"), a provider of health care information, to purchase $2.0 million of Medirisk preferred stock representing a 9% ownership interest and, in addition, to lend Medirisk up to $10.0 million over four years in the form of debt for which the Company would receive detachable warrants to purchase up to 432,101 shares of Medirisk's common stock for $0.015 per share, based on the amount of debt actually acquired. On January 28, 1997, Medirisk completed an initial public offering and satisfied the $6.9 million debt balance in accordance with the agreement. The remaining value of the warrants of approximately $0.5 million was accreted to income in the first quarter of 1997. Upon completion of the public offering, Medirisk's preferred stock was converted to common stock. The Company exercised its warrants in February of 1998 resulting in an ownership of 480,442 shares of common stock, which represented an approximate 11% ownership interest. The average cost was $5.48 per share. During 1998, the Company sold 370,711 of its shares in Medirisk and recorded a pre-tax gain on the sale of $5.2 million. On December 31, 1998, Medirisk's shares closed at $5.00 per share of common stock. This investment is recorded as available for sale with the unrealized holding loss reported in the equity section of the balance sheet in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

9.   NOTE RECEIVABLE

         In October 1997, in conjunction with HealthPlan Services' agreement to assume all of the policy issuance, billing, and claims services of PILIC and PALHIC, which are life insurance subsidiaries of Provident American Corporation ("PAMCO"), the Company advanced PAMCO $5.0 million. The Company will retain $85,000 per month during the first 60 months of the agreement in addition to the regular service fees collected. The Company recorded the present value of these payments at the Company's incremental borrowing rate of 7%, $4.3 million, as a note receivable and recorded the remaining $0.7 million as contract rights included in intangible assets. The outstanding balance on this note at December 31, 1998 was $3.5 million.

10.  NOTES PAYABLE AND CREDIT FACILITIES

         Under HealthPlan Services' May 1, 1998 Amended and Restated Credit Agreement, as amended, the Company maintains a line of credit of $175.0 million (the "Line of Credit"), with availability equal to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). This multiple is set at 3.5 through June 30, 1999 and steps down thereafter to 2.75 during the remaining term of the facility. First Union National Bank of North Carolina serves as "agency bank," and NationsBank, N.A. serves as co-agent with respect to this facility. The credit facility contains provisions which include the maintenance of certain minimum financial ratios, limitations on merger and acquisition activity, limitations on capital expenditures, limitations on dividends and distributions, and limitations on investment activity. The Company's borrowing under the Line of Credit includes interest ranging from LIBOR plus 75 to 150 basis points to New York prime plus 0 to 50 basis points. Current rates on LIBOR and New York prime rate drawings on the Line of Credit at December 31, 1998 were 7.1875% and 7.75%, respectively. The Line of Credit carries a commitment fee ranging from 0.175% to 0.25% of the unused portion and is secured by the stock of the Company's subsidiaries. The outstanding draw was $91.0 million at December 31, 1998, and the maximum amount available was $125.0 million. The Company incurred $5.6 million of interest expense on the Line of Credit for the year ended December 31, 1998.

         The Company has also entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in September and December 2001, effectively convert $40.0 million of variable debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.18% plus a margin ranging from 75 to 150 basis points. For the year ended December 31, 1998, the Company recorded $0.3 million of interest expense related to the swap agreements. The Company considers the fixed rate and variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

         In conjunction with the acquisition of the Company in 1994 by certain Company officers and Noel Group, Inc., the Company assumed a note payable to the CAL/GROUP (the "CAL/GROUP Note") of $1.3 million, which bears interest at 5% per annum. The note payable requires semi-annual principal payments in May and November of $64,000 to $80,000 through November 2008. Interest expense relating to the note payable was approximately $57,000 and $60,000 for the years ended December 31, 1998 and 1997, respectively.

         On July 1, 1996, the Company assumed a mortgage outstanding from Consolidated Group secured by a building with a fixed interest rate of 8.75%. The building was sold and the mortgage paid off in April 1998.

         On July 1, 1996, the Company assumed certain equipment notes as a result of a prior agreement that had been executed by Harrington ("Harrington Equipment Notes"). The notes, which are secured primarily by telephone equipment, have interest rates ranging from 7.1% to 10.7%, with the final payment due in February 2005. The monthly payment on these notes is $30,000.

         On May 18, 1998, the Company assumed certain equipment notes as a result of prior agreements that had been executed by NPPN ("NPPN Equipment Notes"). The notes, which are secured primarily by furniture and telephone equipment have interest rates ranging from 11.0% to 11.6%, with the final payment due in June 2002. The monthly payment on these notes is $13,000.

         In conjunction with the acquisition of CENTRA on June 16, 1998, the Company issued $4.0 million in five year 5.75% notes convertible into approximately 180,000 shares of the Company's stock. The notes require semi-annual payments of accrued interest commencing in January 1999 and continuing until the outstanding principal is paid in full. Unless earlier converted pursuant to the terms of the acquisition agreement, the outstanding principal shall be paid in June 2003.

         The balances outstanding on the above debt instruments are as follows (in thousands):

                                                         DECEMBER 31,
                                                 ------------------------------
                                                     1998              1997
                                                 ------------      ------------

         Line of Credit                          $     91,000      $     40,000
         CAL/GROUP Note                                 1,096             1,160
         Consolidated Group Mortgage                       --             1,450
         Harrington Equipment Notes                       797             1,084
         NPPN Equipment Notes                             430                --
         CENTRA Note                                    4,000                --
                                                 ------------      ------------
                                                       97,323            43,694
         Less:  Amounts due within one year              (486)             (385)
                                                 ------------      ------------
         Long-term debt                          $     96,837      $     43,309
                                                 ============      ============

         Future minimum principal payments for all notes as of December 31, 1998 are as follows (in thousands):

         1999                                             $         486
         2000                                                       419
         2001                                                       291
         2002                                                       221
         2003                                                    95,182
         Thereafter                                                 724
                                                          -------------
                                                          $      97,323
                                                          =============

11.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                         DECEMBER 31,
                                                 ------------------------------
                                                     1998              1997
                                                 ------------      ------------
      Adverse lease commitments                  $        478      $      4,351
      Salaries and wages                                7,430             5,308
      Office closure costs                              1,446               820
      Interest                                            446               178
      Accrued legal and regulatory                        429               300
      State and local taxes                               504               500
      Severance                                             -               192
      Dividends declared                                1,910             1,879
      Sales conferences                                    19               596
      Care management outsource contract                1,201                 -
      Other                                             2,906             4,431
                                                 ------------      ------------
                                                 $     16,769      $     18,555
                                                 ============      ============

         Adverse lease commitments relate to office leases assumed by the Company upon its acquisitions of Harrington and CENTRA and its assumption of the TMG block of business at prices in excess of market rates or for property that will not be utilized for the full term of the lease. Severance and office closure costs refer to costs connected with the Company's acquisitions of Consolidated Group, Harrington, and CENTRA.

         In the first quarter of 1998, the Company began outsourcing its care management and utilization review services to SHPS (see Note 8). During its 50% ownership of SHPS until September 11, 1998, the Company incurred $3.4 million of outsourcing costs. These costs were included as general and administrative expense.

         A director of the Company also serves as Chairman and Chief Executive Officer of Automatic Data Processing, Inc. ("ADP"). ADP has provided payroll and shareholder distribution services for the Company since 1995. During the years ended December 31, 1998 and 1997, the Company compensated ADP for these services in the amounts of approximately $195,000 and $110,000, respectively.

12.  EMPLOYEE BENEFIT PLANS

         DEFINED CONTRIBUTION PLAN

         The Company has a defined contribution employee benefit plan established pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. Through December 31, 1996, the Company matched up to 50% of the employee contribution limited to 6% of the employee's salary for its HPSI and Harrington employees, and it matched 50% of the employee contribution limited to 4% of the employee's salary for its Consolidated Group employees. Effective January 1, 1997, the Company began to match one-third of such employee contributions limited to 6% of the employee's salary. Under the provisions of the plan, participants' rights to employer contributions vest 40% after completion of three years of qualified service and increase by 20% for each additional year of qualified service completed thereafter. The Company converted employees of CENTRA and NPPN to the Company's plan on January 1, 1999. During 1998, the Company retained CENTRA's and NPPN's plans. CENTRA's plan included a discretionary match at the end of each calendar year with immediate vesting, and NPPN's plan included no match. Expense in connection with these plans for the years ended December 31, 1998, 1997, and 1996 was approximately $0.7 million, $1.0 million, and $0.9 million, respectively.

         POST-RETIREMENT BENEFIT PLAN

         Harrington, the Company's wholly owned subsidiary acquired on July 1, 1996, provides medical and term life insurance benefits to certain retired employees of two of its subsidiaries. The Company funds the benefit costs on a current basis because there are no plan assets. The Company incurred post-retirement benefit cost of $36,000, $37,000, and $38,000 for the years ended December 31, 1998, 1997, and 1996, respectively. At December 31, 1998 and 1997, an accrued post-retirement liability of $1.4 million is included in the balance in other long-term liabilities. Actuarial assumptions used in calculating the obligation include a discount rate of 7.5% and a health care cost trend rate of 5% in 1999 and thereafter. A 1% increase in the health care cost trend rate would result in an additional obligation of $101,000 and additional service cost and interest cost of $13,000.

         DEFERRED COMPENSATION PLAN

         The Company has a deferred compensation plan with an officer and former officer. The deferred compensation, which together with accumulated interest is accrued but unfunded, is distributable in cash after retirement or termination of employment, and at December 31, 1998 and 1997, amounted to approximately $1.0 and $0.9 million, respectively. Both participants began receiving such deferred amounts, together with interest at 12% annually, at age 65.

         MANAGEMENT STOCK

         From the period 1994 through January 1995, certain members of management received 473,000 shares of Common Stock, which carried limitations on vesting over a four-year period and restrictions regarding the sale of stock in a public market. The Company recognized compensation expense based on the vesting period of the shares. The shares became fully vested in January 1999.

13.  COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company rents office space and equipment under non-cancelable operating leases. Rental expense under the leases approximated $15.2 million (net of $1.6 million charged to adverse lease accruals), $11.2 million (net of $1.5 million charged to adverse lease accruals), and $7.7 million (net of $0.4 million charged to adverse lease accruals) for the years ended December 31, 1998, 1997, and 1996, respectively. Future minimum rental payments under these leases are as follows (in thousands):

        1999                                                 $     10,446
        2000                                                        7,864
        2001                                                        6,630
        2002                                                        6,130
        2003                                                        5,276
        Thereafter                                                  6,183
                                                             ------------
                                                             $     42,529
                                                             ============

         LITIGATION

         In the ordinary course of business, the Company may be a party to a variety of legal actions that affect any business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, and tort claims. In addition, because of the nature of its business, the Company could be subject to a variety of legal actions relating to its business operations, including disputes alleging errors in claim administration, underwriting, or premium billing. The Company currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded. In the opinion of the Company's management, although the outcome of current claims against the Company is uncertain, in the aggregate they are not likely to have a material adverse effect on the Company's business, financial condition, or results of operations.

         In February 1999, Provident Indemnity Life Insurance Company ("PILIC") and its parent company, PAMCO, asserted a demand against the Company for claims in excess of $27.0 million. The Company provides administrative services for individual indemnity/PPO health insurance policies of PILIC. In the event PAMCO and PILIC elect to pursue such claims, the Company will mount a vigorous defense. The financial effect, if any, of this matter cannot be determined at this time.

         REGULATORY COMPLIANCE

         The Company's activities are highly regulated by state and federal regulatory agencies under requirements that are subject to broad interpretations. The Company cannot predict the position that may be taken by these third parties that could require changes to the manner in which the Company operates.

14.  INCOME TAXES

         The provision (benefit) for income taxes is as follows (in thousands):

                                              FOR THE YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                             1998          1997           1996
                                           --------      --------       --------
         Current
             Federal ...............       $ 3,681       $ 2,986        $   429
             State .................           650           427             61
                                           -------       -------        -------
                                             4,331         3,413            490
                                           -------       -------        -------
         Deferred
             Federal ...............         3,669         5,130         (1,619)
             State .................           683           733           (231)
                                           -------       -------        -------
                                             4,352         5,863         (1,850)
                                           -------       -------        -------
         Provision (benefit) for
         income taxes ..............       $ 8,683       $ 9,276        $(1,360)
                                           =======       =======        =======

         The components of deferred taxes recognized in the accompanying financial statements are as follows (in thousands):

                                                            DECEMBER 31,
                                                     ------------------------
                                                        1998          1997
                                                     ---------     ----------
     Deferred tax asset - current
         Accrued expenses not currently deductible   $   1,448     $    3,085
                                                     =========     ==========
     Deferred tax asset (liability) - non-current
         Deferred compensation                       $     467     $      549
         Post-retirement benefits                          523            573
         Depreciation                                   (4,300)        (4,040)
         Intangibles                                     4,248          5,737
         Equity in loss of joint venture                   186          1,041
         Unrealized gain on investments available
            for sale                                        21           (834)
                                                     ---------     ----------
                                                     $   1,145     $    3,026
                                                     =========     ==========

         The deferred tax asset resulting from intangibles relates to certain intangible assets acquired by the Company that are amortizable for tax purposes and to the tax treatment of the goodwill impairment charge.

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance is considered necessary at December 31, 1998 and 1997, based on the Company's expectations of future taxable income.

         The provision for income taxes varies from the federal statutory income tax rates due to the following:

                                                                       1998          1997         1996
                                                                     --------      --------     --------
          Federal statutory rate applied to pre-tax income (loss)        34.0%        34.0%     (35.0)%
          State income taxes net of federal tax benefit                   5.0%         5.0%      (5.0)%
          Goodwill amortization                                           6.8%         5.3%      20.1 %
          Tax exempt interest income                                      --            --       (2.6)%
          Non-deductible items                                            3.4%         1.9%       5.7 %
                                                                     --------      -------      ------

          Effective tax rate                                             49.2%        46.2%     (16.8)%
                                                                     ========      =======    ========

15.  EARNINGS PER COMMON SHARE

         Earnings per share are calculated in accordance with the provisions of the Statement on Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," effective for 1997. SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and all dilutive potential common shares outstanding. All prior years' earnings per share data have been restated in accordance with SFAS 128.

                                                    NET INCOME
                                                  ATTRIBUTABLE TO              PER SHARE
                                                   COMMON STOCK     SHARES       AMOUNT
                                                  ---------------  --------    -----------
          1998
          Earnings per share of common stock-basic   $  9,698        14,353   $      0.68
          Effect of dilutive securities:
               Stock options .....................                       51            --
               CENTRA convertible notes ..........                      180         (0.01)
          Earnings per share of common stock-- ...   --------      --------   -----------
            assuming dilution ....................   $  9,698        14,584   $      0.67
                                                     ========      ========   ===========

          1997
          Earnings per share of common stock-basic   $ 10,796        15,004   $      0.72
          Effect of dilutive securities:
               Stock options .....................                      160         (0.01)
          Earnings per share of common stock-- ...   --------      --------   -----------
            assuming dilution ....................   $ 10,796        15,164   $      0.71
                                                     ========      ========   ===========

          1996
          Loss per share of common stock-basic       $ (6,716)       14,181   $     (0.47)
                                                     ========      ========   ===========

16.  STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN

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

         A summary of option transactions during each of the three years ended December 31, 1998 is shown below:

                                                     NUMBER          WEIGHTED
                                                       OF            AVERAGE
                                                     SHARES        OPTION PRICE
                                                  ------------     ------------
             Under option, December 31, 1995
               (112,000 exercisable)                   545,000           $18.11
               Granted                                 922,500            18.75
               Exercised                               (11,400)           14.00
               Canceled                                (12,600)           19.35
                                                  ------------

             Under option, December 31, 1996
               (278,200 exercisable)                 1,443,500            18.54
               Granted                                 613,000            20.37
               Exercised                               (46,800)           14.00
               Canceled                                (41,600)           20.32
                                                  ------------

             Under option, December 31, 1997
               (711,200 exercisable)                 1,968,100            19.17
               Granted                                 203,000            11.84
               Exercised                              (123,500)           17.87
               Canceled                               (287,100)           20.31
                                                  ------------

             Under option, December 31, 1998
               (922,800 exercisable)                 1,760,500            18.23
                                                  ------------


         There were 829,500 and 621,900 shares available for the granting of options at December 31, 1998 and 1997, respectively.

         The following table summarizes the stock options outstanding at December 31, 1998:

               RANGE                         NUMBER                  WEIGHTED AVERAGE                WEIGHTED
                 OF                      OUTSTANDING AT                 REMAINING                    AVERAGE
          EXERCISE PRICES               DECEMBER 31, 1998            CONTRACTUAL LIFE             EXERCISE PRICE
      -------------------------      ------------------------     -----------------------      ---------------------
           $ 8.69  -    $18.13               920,700                     8 years                      $14.80
            18.25  -     26.00               839,800                     8 years                       21.98

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

                                                   YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1998        1997       1996
                                               --------    --------   --------
          Net income (loss) attributable to
          common stock (in thousands):
              As reported                      $  9,698    $ 10,796   $ (6,716)
              Pro forma                           8,528       9,363     (8,596)
                                               ========    ========   ========
          Net income (loss) per share:
              Basic as reported                $   0.68    $   0.72   $  (0.47)
              Basic pro forma                      0.59        0.62      (0.61)
              Diluted as reported              $   0.67    $   0.71   $    n/a
              Diluted pro forma                    0.59        0.62        n/a

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable year: dividend yield of 4.78%, 2.38%, and 0.0% for the years ended December 31, 1998, 1997, and 1996, respectively; expected volatility of 30% for each of the years ended December 31, 1998, 1997, and 1996; risk-free interest rates of 4.15% to 5.62% for options granted during the year ended December 31, 1998, 5.49% to 6.54% for options granted during the year ended December 31, 1997, and 6.30% to 6.69% for options granted during the year ended December 31, 1996; and a weighted average expected option term of four years for all three years.

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

         The Company sold 12,662 shares in 1998, 14,569 shares in 1997, and 6,302 shares in 1996 to employees under the Employee Plan.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE DATA)

                                                             FOURTH            THIRD         SECOND         FIRST
                                                             QUARTER          QUARTER        QUARTER       QUARTER
                                                             -------          -------        -------       -------
     Year ended December 31, 1998
         Revenues                                            $74,965          $74,526      $71,740        $68,016
         Net income                                              385           12,256          223         (3,166)
         Basic net income per common share                   $  0.03          $  0.88      $  0.02        $ (0.21)
         Diluted net income per common share                 $  0.03          $  0.88      $  0.02            n/a

                                                             FOURTH            THIRD         SECOND         FIRST
                                                             QUARTER          QUARTER        QUARTER       QUARTER
                                                             -------          -------        -------       -------
     Year ended December 31, 1997
         Revenues                                            $68,254          $68,846      $71,780        $72,764
         Net income                                            2,001            3,588        2,408          2,799
         Basic net income per common share                   $  0.13          $  0.24      $  0.16        $  0.19
         Diluted net income per common share                 $  0.13          $  0.24      $  0.16        $  0.18


                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
-------           -----------------------

2.8 Amended and Restated Acquisition Agreement dated May 15,1998 by and among HealthPlan Services Corporation, National Preferred Provider Network, Inc., and other parties named therein.

2.9 Subscription and Asset Contribution Agreement dated June 16, 1998 by and between CENTRA HealthPlan LLC, and its prospective members: HealthPlan Services, Inc., and CENTRA Benefit Services, Inc.

2.10 Stock Purchase Agreement dated September 1,1998 among Sykes Enterprises, Incorporated, HealthPlan Services Corporation, and Sykes HealthPlan Services, Inc.

10.12 Amended and Restated Credit Agreement dated as of May 1, 1998 by and among HealthPlan Services Corporation, First Union National Bank, and other lenders named therein, as amended by the First Amendment thereto dated June 23, 1998, and the Second Amendment and Waiver dated December 15, 1998.

10.17 HealthPlan Services Corporation 1998 Officer Bonus Plan Summary (compensatory plan).

10.19 Deferred Compensation Plan of R.E. Harrington, dated January 1, 1998 (compensatory plan).

10.20 Management Agreement dated February 28, 1998 among Midwestern United Life Insurance Company, HealthPlan Services, Inc. and Connecticut General Life Insurance Company.

10.21 Administration Services Agreement dated July 1, 1997 between Seaboard Life Insurance Company and HealthPlan Services, Inc.

10.22 Services Agreement effective February 1, 1998 by and among Provident Indemnity Life Insurance Company, and Provident American Life and Health Insurance Company, HealthPlan Services Corporation, and HealthPlan Services, Inc.

11.1 Statement regarding computation of per share earnings: not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

21.1              Subsidiaries of the registrant.

23.1              Consent of PricewaterhouseCoopers LLP.

27.1              Financial Data Schedule.