Form 10-Q
period 1999-03-31
HEALTHPLAN SERVICES CORP
filed 1999-05-14
CIK 942319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Total number of shares of Common Stock outstanding as of May 12, 1999.

Common Stock  . . . . . . . . . . . . . . . . . . . . . . . . . .    13,771,455

                         HEALTHPLAN SERVICES CORPORATION

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.      Consolidated Balance Sheet
             March 31, 1999 and December 31, 1998.....................    2

             Consolidated Statement of Operations
             Three Months Ended March 31, 1999 and 1998...............    3

             Consolidated Statement of Changes in Common
             Stockholders' Equity Three Months Ended March 31, 1999...    4

             Consolidated Statement of Cash Flows
             Three Months Ended March 31, 1999 and 1998...............    5

             Notes to Consolidated Financial Statements...............    6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations............    9


PART II - OTHER INFORMATION                                              14

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         HEALTHPLAN SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                 MARCH 31,     DECEMBER 31,
                                                                    1999          1998
                                                                -----------    ------------
                                                                (UNAUDITED)
                                   ASSETS
Current assets:
  Cash and cash equivalents ...............................      $   6,133       $   4,582
  Restricted cash .........................................         11,152          11,373
  Accounts receivable, net ................................         23,434          21,834
  Prepaid expenses and other current assets ...............          3,506           3,604
  Deferred taxes ..........................................          1,448           1,448
                                                                 ---------       ---------
          Total current assets ............................         45,673          42,841
Property and equipment, net ...............................         26,872          27,172
Other assets, net .........................................          2,580           2,744
Deferred taxes ............................................            659           1,145
Notes receivable ..........................................          3,291           3,499
Investments ...............................................          6,373           6,647
Intangible assets, net ....................................        190,575         192,757
                                                                 ---------       ---------
          Total assets ....................................      $ 276,023       $ 276,805
                                                                 =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................      $  13,875       $  13,917
  Premiums payable to carriers ............................         37,086          38,146
  Commissions payable .....................................          5,579           5,232
  Deferred revenue ........................................          4,148           3,707
  Accrued liabilities .....................................         17,705          16,769
  Income taxes payable ....................................          1,195           1,397
  Current portion of long-term debt payable ...............            489             486
                                                                 ---------       ---------
          Total current liabilities .......................         80,077          79,654
Notes payable .............................................         96,689          96,837
Other long-term liabilities ...............................          2,586           2,732
                                                                 ---------       ---------
          Total liabilities ...............................        179,352         179,223
                                                                 ---------       ---------

Minority interest .........................................          6,118           5,930
                                                                 ---------       ---------

Common stockholders' equity:
   Common stock voting, $0.01 par value, 100,000,000 shares
     authorized, 15,178,255 issued at March 31, 1999 and,
     15,174,315 at December 31, 1998 ......................            152             152
   Additional paid-in capital .............................        109,898         109,887
   Treasury stock .........................................        (28,650)        (28,088)
   Retained earnings ......................................          9,274           9,736
   Unrealized depreciation on investments
     available for sale, net of  tax ......................           (121)            (35)
                                                                 ---------       ---------
          Total stockholders' equity ......................         90,553          91,652
                                                                 ---------       ---------
          Total liabilities and stockholders' equity ......      $ 276,023       $ 276,805
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

                         HEALTHPLAN SERVICES CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          FOR THE THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                          1999          1998
                                                        --------      --------

Operating revenues ...............................      $ 74,475      $ 68,016
                                                        --------      --------


Expenses:
  Agent commissions ..............................        16,575        16,085
  Personnel ......................................        29,957        27,433
  General and administrative .....................        18,849        16,009
  Integration ....................................           310           259
  Other expenses .................................            --           362
  Gain on sale of investments, net ...............            --        (2,685)
  Depreciation and amortization ..................         4,049         3,579
  Interest expense, net ..........................         1,541           886
  Equity in loss of joint ventures ...............           155        11,794
                                                        --------      --------
          Total expenses .........................        71,436        73,722
                                                        --------      --------

  Income (loss) before provision for
    income taxes and minority interest ...........         3,039        (5,706)
  Provision (benefit) for income taxes ...........         1,413        (2,540)
                                                        --------      --------

  Income (loss) before minority interest .........         1,626        (3,166)

  Minority interest ..............................           189            --
                                                        --------      --------

  Net income (loss) ..............................      $  1,437      $ (3,166)
                                                        ========      ========

  Basic net income (loss) per share ..............      $   0.10      $  (0.21)
                                                        ========      ========

  Basic weighted average shares outstanding ......        13,885        14,999
                                                        ========      ========

  Diluted net income per share ...................      $   0.10      $    n/a
                                                        ========      ========

  Diluted weighted average shares outstanding .....       14,065           n/a
                                                        ========      ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                           UNREALIZED
                                                                                                          APPRECIATION
                                                           VOTING    ADDITIONAL                          ON INVESTMENTS
                                         COMPREHENSIVE     COMMON      PAID-IN    TREASURY     RETAINED     AVAILABLE
                                            INCOME         STOCK       CAPITAL      STOCK      EARNINGS     FOR SALE        TOTAL
                                         -------------   ---------   ----------   ---------   ---------- --------------   ---------
Balance at  December  31, 1998 ..........                $     152    $ 109,887   $ (28,088)  $   9,736     $     (35)    $  91,652

Refund of overpayment in connection
   with stock option plans (unaudited) ..                       --          (13)         --          --            --           (13)
Issuance of 3,940 shares in
   connection with the employee
   stock purchase plan (unaudited) ......                       --           24          --          --            --            24
Cash dividends declared (unaudited) .....                       --           --          --      (1,899)           --        (1,899)
Purchase of 70,100
   treasury shares (unaudited) ..........                       --           --        (562)         --            --          (562)
Net income (unaudited) ..................  $   1,437            --           --          --       1,437            --         1,437
Unrealized depreciation
   on investment available
   for sale (unaudited) .................        (86)           --           --          --          --           (86)          (86)
                                           ---------     ---------    ---------   ---------   ---------     ---------     ---------
Balance at March 31, 1999 (unaudited) ...  $   1,351     $     152    $ 109,898   $ (28,650)  $   9,274     $    (121)    $  90,553
                                           =========     =========    =========   =========   =========     =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          FOR THE THREE MONTHS
                                                                                  ENDED
                                                                                MARCH 31,
                                                                        -----------------------
                                                                          1999           1998
                                                                        --------       --------
Cash flows from operating activities:
   Net income (loss) .............................................      $  1,437       $ (3,166)
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation ..................................................         1,785          1,762
   Amortization ..................................................         2,264          1,817
   Gain on sale of investments ...................................            --         (2,685)
   Equity in loss of joint venture ...............................           155         11,794
   Minority interest .............................................           189             --
   Issuance of common stock to management ........................            --             59
   Deferred taxes ................................................           537         (3,944)
Changes in assets and liabilities net of effect from acquisitions:
   Restricted cash ...............................................           221           (916)
   Accounts receivable ...........................................        (1,600)        (3,662)
   Refundable income taxes .......................................            --          1,487
   Prepaid expenses and other current assets .....................            98              1
   Other assets ..................................................            84             90
   Accounts payable ..............................................           (42)        (1,137)
   Premiums payable to carriers ..................................        (1,060)          (716)
   Commissions payable ...........................................           347          1,080
   Deferred revenue ..............................................           441            895
   Accrued liabilities ...........................................           946         (3,029)
   Income taxes payable ..........................................          (202)            --
                                                                        --------       --------
          Net cash provided by
            (used in) operating activities .......................         5,600           (270)
                                                                        --------       --------
Cash flows from investing activities:
   Purchases of property and equipment ...........................        (1,485)        (2,545)
   Cash paid for acquisitions, net of cash acquired ..............            --         (4,000)
   Purchases of investments ......................................           (19)       (11,987)
   Proceeds from sale of investments .............................            --          6,095
   Proceeds from notes receivable ................................           207             --
                                                                        --------       --------
          Net cash used in investing activities ..................        (1,297)       (12,437)
                                                                        --------       --------
Cash flows from financing activities:
   Net borrowing under line of credit ............................            --         15,000
   Net payments on other debt ....................................          (291)          (257)
   Cash dividends paid ...........................................        (1,910)            --
   Proceeds from exercise of stock options .......................            --          2,038
   Repurchase of Common Stock ....................................          (562)        (4,264)
   Proceeds from Common Stock issued, net ........................            11             --
                                                                        --------       --------
          Net cash (used in) provided by financing activities ....        (2,752)        12,517
                                                                        --------       --------
Net increase (decrease) in cash and cash equivalents .............         1,551           (190)
Cash and cash equivalents at beginning of period .................         4,582          1,545
                                                                        --------       --------
Cash and cash equivalents at end of period  ......................      $  6,133       $  1,355
                                                                        ========       ========
Supplemental disclosure of cash flow information:

   Cash paid for interest ........................................      $  1,706       $    975
                                                                        ========       ========
   Net cash paid (refunds received) for income taxes .............      $  1,078       $    (80)
                                                                        ========       ========
Supplemental disclosure of cash flow information:
   Dividends declared but unpaid .................................      $  1,899       $     --
                                                                        ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

       HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, "HealthPlan Services" or the "Company") is a leading managed health care services outsourcing company, providing distribution, enrollment, billing and collection, and claims administration services for health care payors and providers. HealthPlan Services provides these services to approximately 140,000 groups covering over 3 million members in the United States. HealthPlan Services functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

2.  SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

       The interim financial data is unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the HealthPlan Services' 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 1999.

       In the opinion of Management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

       The consolidated financial statements include the accounts of HealthPlan Services Corporation and its subsidiaries. HealthPlan Services has consolidated its investment in CENTRA HealthPlan LLC ("CENTRA") and Montgomery Management Corporation ("Montgomery Management") and recorded the interest of the minority shareholders of those entities on the balance sheet and statement of operations. All intercompany transactions and balances have been eliminated in consolidation.

    EARNINGS PER SHARE

       Basic earnings per share is calculated by dividing the income available to common stockholders by the weighted average number of shares outstanding for the period, without consideration for common stock equivalents. The calculation of diluted earnings per share reflects the effect of outstanding options and warrants using the treasury stock method.

     RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year's presentation. These amounts do not have a material impact on the financial statements taken as a whole.

3.  ACQUISITIONS

         On June 16, 1998, HealthPlan Services acquired a 50.1% interest in CENTRA. CENTRA was formed by an agreement between HealthPlan Services and CENTRA Benefit Services, Inc. ("CBS") in which substantially all the assets in CBS's third party administration business, which administers self-insured employee benefit plans, were transferred to CENTRA. HealthPlan Services paid $0.2 million for a 1% interest in CENTRA and acquired an additional 49.1% interest from CBS in exchange for the payment of $7.4 million

($9.3 million purchase price net of the payoff of a CBS note), the issuance of $4.0 million in five year 5.75% notes convertible into approximately 180,000 shares of HealthPlan Services' stock, a purchase price holdback of up to $1.2 million, and additional contingent consideration. In addition to such contingent consideration, CBS was given the right to put its remaining interest in CENTRA at a contractual price not to exceed $6.0 million within two years of the acquisition date if it met certain financial performance criteria. On April 29, 1999, CBS exercised its put right, and HealthPlan Services paid CBS $4.4 million, which represented a payment of $5.5 million for CBS' 49.9% interest in CENTRA, offset by amounts due to HealthPlan Services in connection with the CENTRA acquisition. CENTRA is a major administrator of self-funded health plans for large corporations and is headquartered in Richardson, Texas. CENTRA also has processing facilities in Houston, Texas, Duncan, Oklahoma, Lynnwood, Washington, and Charleston, West Virginia.

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

         On February 27, 1998, HealthPlan Services acquired 49% of the capital stock of Montgomery Management from Provident Indemnity Life Insurance Company for $4.0 million. In connection with the purchase, HealthPlan Services obtained a warrant to purchase an additional 31% of Montgomery Management for nominal consideration. On October 26, 1998, HealthPlan Services exercised this warrant for an additional 31% of Montgomery Management's capital stock for a cost of $8,060. Montgomery Management is a full service managing general underwriter that has the authority to bind health insurance coverage (on behalf of the insurance companies it represents) to self-funded customers.

         UNAUDITED PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

         The following unaudited pro forma consolidated results of operations of HealthPlan Services give effect to acquisitions in 1998, accounted for as purchases, as if they occurred on January 1, 1998 (in thousands):

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                          MARCH 31, 1998
                                                        ------------------
Revenues                                                  $       80,789
Net loss                                                          (3,842)
Net loss per common share                                          (0.26)

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of January 1, 1998 or of the results which may occur in the future.

4.  NOTES PAYABLE AND CREDIT FACILITY

         Under HealthPlan Services' May 1, 1998 Amended and Restated Credit Agreement, as amended, the Company maintains a line of credit of $175.0 million (the "Line of Credit"), with availability equal to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). This multiple is set at 3.5 through June 30, 1999 and steps down thereafter to 2.75 during the remaining term of the facility. First Union National Bank of North Carolina serves as "agency bank," and NationsBank, N.A. serves as co-agent with respect to this facility. The credit facility contains provisions which include the maintenance of certain minimum financial ratios, limitations on merger and acquisition activity, limitations on capital expenditures, limitations on dividends and distributions, and limitations on investment activity. HealthPlan Services' borrowing under the Line of Credit includes interest ranging from LIBOR plus 75 to 150 basis points to New York prime plus 0 to 50 basis points. Current rates on LIBOR and New York prime rate drawings on the Line of Credit at March 31, 1999 were 6.5% and 8.0%, respectively. The Line of Credit carries a commitment fee ranging from 0.175% to 0.25% of the unused portion and is secured by the stock of HealthPlan Services' subsidiaries. The outstanding draw was $91.0 million at March 31, 1999, and the maximum amount available was $125.0 million. HealthPlan Services incurred $1.4 million of interest expense on the Line of Credit for the three months ended March 31, 1999.

         HealthPlan Services has also entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in September and December 2001, effectively convert $40.0 million of variable debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.18% plus a margin ranging from 75 to 150 basis points. For the three months ended March 31, 1999, HealthPlan Services recorded $0.1 million of interest expense related to the swap agreements. HealthPlan Services considers the fixed rate and variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

         HealthPlan Services has additional notes of $6.2 million relating to a 1993 acquisition, the 1998 acquisition of CENTRA, and equipment purchases, of which $0.5 million is payable within one year.

5.  INVESTMENTS

       HealthPlan Services owns 109,732 shares of Medirisk, Inc. ("Medirisk"), a provider of health care information. During the first quarter of 1998, HealthPlan Services sold 166,000 of shares it previously owned in Medirisk and recorded a gain on the sale of $2.5 million. On March 31, 1999, Medirisk's shares closed at $3.75 per share of common stock. This investment is recorded as available for sale with the unrealized holding loss reported in the equity section of the balance sheet in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

6.  SUBSEQUENT EVENTS

         In January 1998, HealthPlan Services began providing policy issuance, billing, and claims services for the individual indemnity/preferred provider organization health insurance policies of Provident Indemnity Life Insurance Company ("PILIC") and Provident American Life and Health Insurance Company ("PALHIC"), which were life insurance subsidiaries of Provident American Corporation ("PAMCO").

         In February 1998, HealthPlan Services acquired 49% of the capital stock of Montgomery Management from PILIC, together with warrants to purchase an additional 31% of the company. In October 1998, HealthPlan Services exercised the warrants.

         In May 1998, HealthPlan Services invested $5.8 million in a convertible note of HealthAxis.com, Inc. ("HealthAxis.com"), which was a wholly owned subsidiary of PAMCO, and received warrants to purchase 100,000 shares of PAMCO stock. In October 1998, the note and accrued interest on the note were converted into 2,365,365 shares of HealthAxis.com.

         In February 1999, PILIC and PAMCO asserted a demand against HealthPlan Services for claims in excess of $27.0 million, and HealthPlan Services asserted claims against PILIC and PAMCO. On May 13, 1999, the parties agreed to resolve all claims connected with the demand and exchange mutual releases. In connection with the resolution, HealthPlan Services: will continue providing administrative services to PILIC and PALHIC, the latter of which is now owned by Ceres Group, Inc.; acquired the remaining 20% interest in Montgomery Management; agreed to sell up to 1,415,000 shares of HealthAxis.com stock; exercised its warrants to purchase 100,000 shares of PAMCO stock at $9.0 per share; and will receive a net cash consideration of $8.3 million. HealthPlan Services has preliminarily estimated that the above transaction will result in a pre-tax gain of approximately $2.5 million.

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

INTRODUCTION

       The following is a discussion of changes in the consolidated results of operations of HealthPlan Services for the three months ended March 31, 1999 and 1998.

       HealthPlan Services is a leading managed health care services company, providing distribution, enrollment, billing and collection, and claims administration services for health care payors and providers. HealthPlan Services functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

A.     RESULTS OF OPERATIONS

       The following is a discussion of material changes in the consolidated results of operations of HealthPlan Services for the three months ended March 31, 1999 compared to the same period in 1998. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                     ---------------------
                                                       1999         1998
                                                     --------     --------
Operating revenues ............................      100.0 %      100.0 %
                                                     -------      -------
Expenses:
     Agent commissions ........................       22.3 %       23.7 %
     Personnel expenses .......................       40.2 %       40.3 %
     General and administrative ...............       25.3 %       23.5 %
     Integration ..............................        0.4 %        0.4 %
     Other expenses ...........................        0.0 %        0.5 %
     Gain on sale of investments, net .........        0.0 %       (3.9)%
     Depreciation and amortization ............        5.4 %        5.3 %
     Interest expense, net ....................        2.1 %        1.3 %
     Equity in loss of joint ventures .........        0.2 %       17.3 %
                                                     -------      -------
     Total expenses ...........................       95.9 %      108.4 %
                                                     -------      -------
Net income (loss) before provision for
  income taxes and minority interest ..........        4.1 %       (8.4)%
Provision (benefit) for income taxes ..........        1.9 %       (3.7)%
                                                     -------      -------
Net income (loss) before minority interest.....        2.2 %       (4.7)%
Minority interest .............................        0.3 %        0.0 %
                                                     -------      -------
Net income (loss) .............................        1.9 %       (4.7)%
                                                     =======      =======

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

        Revenues for the three months ended March 31, 1999 increased $6.5 million, or 9.6%, to $74.5 million from $68.0 million for the same period in 1998. New revenues of $8.2 million and $4.2 million recognized as a result of the CENTRA and NPPN acquisitions, respectively, were offset by a decrease in revenues from fully insured customers ($4.3 million), primarily related to the transition of a block of indemnity/preferred provider organization business from The Travelers Insurance Company and United HealthCare Corporation to Seaboard Life Insurance Company (USA) products and a decrease in revenues from the block of business assumed from TMG Life Insurance Company in 1997. This reduction in fully insured revenues was partially offset by revenues from new carrier relationships. Other revenue decreases were realized from self-funded customers ($1.7 million), primarily related to the loss of seven large customers which terminated between April and October 1998.

       Agent commission expense for the three months ended March 31, 1999 increased $0.5 million, or 3.1%, to $16.6 million from $16.1 million for the same period in 1998. This increase is consistent with the increase in operating revenues for the period indicated.

       Personnel expense for the three months ended March 31, 1999 increased $2.6 million, or 9.5%, to $30.0 million from $27.4 million for the same period in 1998. This increase resulted primarily from $4.3 million of personnel expense associated with the consolidation of CENTRA and NPPN. This increase was offset by reduced salaries resulting from a reduction of approximately 320 employees in HealthPlan Services' workforce, and reduction in use of overtime and temporary help.

       General and administrative expense for the three months ended March 31, 1999 increased $2.8 million, or 17.5%, to $18.8 million from $16.0 million for the three months ended March 31, 1998. This increase was primarily attributable to $5.7 million of general and administrative expense associated with the consolidation of CENTRA's and NPPN's financial results. This increase was offset by reductions in rent due to office closings, printing, travel, and sales promotions. HealthPlan Services' general and administrative expense as a percentage of total revenue increased to 25.3% in the first quarter of 1999 from 23.5% for the same period in 1998.

       During the first quarter of 1998, the Company sold 166,000 of its shares of Medirisk stock and all 200,000 of its shares of HRM stock, resulting in gains of $2.5 million and $0.2 million, respectively.

       Depreciation and amortization expense for the three months ended March 31, 1999 increased $0.4 million, or 11.1%, to $4.0 million from $3.6 million for the three months ended March 31, 1998. This increase related primarily to amortization of goodwill on HealthPlan Services' CENTRA and NPPN acquisitions.

       Net interest expense for the three months ended March 31, 1999 increased to $1.5 million from $0.9 million in 1998. This increase resulted primarily from HealthPlan Services' acquisitions of CENTRA and NPPN, along with the shares repurchased in 1998.

       HealthPlan Services recorded its 50% share of the $23.6 million loss incurred by SHPS for the three months ended March 31, 1998, which was principally the result of a charge for the write-off of purchased research and development associated with acquisitions by SHPS. HealthPlan Services sold its interest in SHPS in September 1998.

B.     YEAR 2000 COMPLIANCE

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

COST OF PROJECT

       Between 1996 and the three months ended March 31, 1999, HealthPlan Services spent $8.9 million for Year 2000 compliance system upgrades and expects to spend $1.5 million in both capital and modification costs to complete its Year 2000 program. These costs include the expense of replacing any existing systems with Year 2000 compliant systems, even in cases where the system would have been replaced or upgraded regardless of Year 2000 requirements.

STATE OF READINESS, RISKS, AND CONTINGENCY PLANS

       HealthPlan Services expects that its systems and software will be Year 2000 compliant by the close of the second quarter of 1999. However, there are risks relating to the external vendors and customers with which HealthPlan Services exchanges data. Because HealthPlan Services does not control these vendors and customers or their resources, HealthPlan Services can provide no assurance that such vendors and customers will complete their respective Year 2000 solutions in time for HealthPlan Services to fully test system interfaces with them. Although HealthPlan Services does not have a formal Year 2000 contingency plan, its Year 2000 compliance team will be responding to any disruption in service resulting from a Year 2000 compliance problem in HealthPlan Services' systems and software or in a vendor's or customer's system. There is no assurance, however, that HealthPlan Services will be able to remedy any disruption in service, in particular any disruption from a vendor's or customer's failure to be Year 2000 compliant or to inform HealthPlan Services of a change in its data interface. HealthPlan Services cannot estimate the cost that would be associated with a disruption in service resulting from its own or a vendor's or customer's Year 2000 compliance failure.

C.     LIQUIDITY AND CAPITAL RESOURCES

       Under HealthPlan Services' May 1, 1998 Amended and Restated Credit Agreement, as amended, the Company maintains a line of credit of $175.0 million (the "Line of Credit") with availability equal to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). This multiple is set at 3.5 through June 30, 1999 and steps down thereafter to 2.75 during the remaining term of the facility. First Union National Bank of North Carolina serves as "agency bank," and NationsBank, N.A. serves as co-agent, with respect to this facility. The credit facility contains provisions which include the maintenance of certain minimum financial ratios, limitations on merger and acquisition activity, limitations on capital expenditures, limitations on dividends and distributions, and limitations on investment activity. HealthPlan Services' borrowing under the Line of Credit includes interest ranging from LIBOR plus 75 to 150 basis points to New York prime plus 0 to 50 basis points. Current rates on LIBOR and New York prime rate drawings on the Line of Credit at March 31, 1999 were 6.5% and 8.0%, respectively. The Line of Credit carries a commitment fee ranging from 0.175% to 0.25% of the unused portion and is secured by the stock of HealthPlan Services' subsidiaries. The outstanding draw was $91.0 million at March 31, 1999, and the maximum amount available was $125.0 million.

         Pursuant to the HealthPlan Services' Line of Credit, the Company may pay a quarterly dividend of up to $0.1375 per share of HealthPlan Services' capital stock (up to $0.55 per share on an annualized basis). On March 24, 1999, HealthPlan Services declared a dividend of $0.1375 per share. This dividend, totaling $1.9 million, was paid on April 20, 1999.

       During the second quarter of 1997, the Board of Directors authorized HealthPlan Services to use up to $20.0 million to support a share repurchase program. HealthPlan Services began implementing this share repurchase program in the first quarter of 1998. On May 12, 1998, the Board increased to $30.0 million its authorization to repurchase shares under this program. Through May 12, 1999, HealthPlan Services had acquired 1,406,800 shares under this program at a cost of approximately $29.1 million.

       The Company spent $1.5 million for capital expenditures during the three months ended March 31, 1999.

       On April 29, 1999, HealthPlan Services paid $4.4 million to CBS, which represented a payment of $5.5 million for CBS' 49.9% interest in CENTRA, offset by amounts due to HealthPlan Services in connection with the CENTRA acquisition.

       Based upon current expectations, the Company believes that all consolidated operating and financing activities for the foreseeable future will be met from internally generated cash flow from operations, available cash, or its existing Line of Credit.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       HealthPlan Services is exposed to certain market risks inherent in HealthPlan Services' financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to HealthPlan Services' acquisitions of related businesses. HealthPlan Services is subject to interest rate risk on its existing Line of Credit and any future financing requirements. HealthPlan Services' fixed rate debt consists primarily of outstanding balances on its notes issued to C G Insurance Services, Inc. and the former owner of CENTRA and certain equipment notes, and its variable rate debt relates to borrowings under its Line of Credit. See "Liquidity and Capital Resources."

       The following table presents the future principal payment obligations (in thousands) and weighted-average interest rates associated with HealthPlan Services' existing long-term debt instruments, assuming HealthPlan Services' actual level of indebtedness of $97.2 million as of March 31, 1999:

                                              1999        2000        2001        2002         2003      THEREAFTER
                                            --------    --------    --------    --------    ----------   ----------
Liabilities
Long-term Debt Fixed Rate
   (weighted average interest
    rate of 6.28%) ...............          $    386    $    398    $    282    $    208    $    4,182    $    722
Variable Rate (weighted
   average interest rate
   of 6.58%)......................                                                              91,000

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





                            HEALTHPLAN SERVICES CORPORATION

Date:  May 14, 1999         /s/ JAMES K. MURRAY, JR
                            ----------------------------------------------------
                            Chief Executive Officer and Chairman of the Board
                            (Principal Executive Officer)



Date:  May 14, 1999         /s/ PHILLIP S. DINGLE
                            ----------------------------------------------------
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer and Principal
                               Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT                                 DESCRIPTION
-------                                 -----------

  27                           Financial Data Schedule