Form 10-Q
period 1999-06-30
HEALTHPLAN SERVICES CORP
filed 1999-08-06
CIK 942319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from               to

                           COMMISSION FILE NO. 1-13772

                         HEALTHPLAN SERVICES CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                          13-3787901
    -------------------------------                           ----------------
    (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

3501 FRONTAGE ROAD, TAMPA, FLORIDA                                 33607
----------------------------------------                        ----------
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

Total number of shares of Common Stock outstanding as of August 6, 1999.

Common Stock   ..................................................     13,662,319

                         HEALTHPLAN SERVICES CORPORATION

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------

PART I - FINANCIAL INFORMATION

Item 1.      Consolidated Balance Sheet
             June 30, 1999 and December 31, 1998 .......................  2

             Consolidated Statement of Operations
             Three and Six Months Ended June 30, 1999 and 1998 .........  3

             Consolidated Statement of Changes in Common
             Stockholders' Equity Six Months Ended June 30, 1999 .......  4

             Consolidated Statement of Cash Flows
             Six Months Ended June 30, 1999 and 1998 ...................  5

             Notes to Consolidated Financial Statements ................  6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations .............  9


PART II - OTHER INFORMATION                                              16

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         HEALTHPLAN SERVICES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                   JUNE 30,      DECEMBER 31,
                                                                                    1999             1998
                                                                                 ----------      ------------
                                                                                  (UNAUDITED)
                                   ASSETS

Current assets:
  Cash and cash equivalents ................................................      $      --       $   4,582
  Restricted cash ..........................................................          8,906          11,373
  Accounts receivable, net .................................................         22,501          21,834
  Receivable from sale of investments ......................................          6,955              --
  Prepaid expenses and other current assets ................................          3,740           3,604
  Deferred taxes ...........................................................          1,448           1,448
                                                                                  ---------       ---------
          Total current assets .............................................         43,550          42,841
Property and equipment, net ................................................         26,551          27,172
Other assets, net ..........................................................          2,579           2,744
Deferred taxes .............................................................             --           1,145
Notes receivable ...........................................................             --           3,499
Investments ................................................................          6,096           6,647
Intangible assets, net .....................................................        195,604         192,757
                                                                                  ---------       ---------
          Total assets .....................................................      $ 274,380       $ 276,805
                                                                                  =========       =========

          LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY

Current liabilities:
  Cash overdraft ...........................................................      $   2,528       $      --
  Accounts payable .........................................................         11,396          13,917
  Premiums payable to carriers .............................................         38,051          38,146
  Commissions payable ......................................................          4,466           5,232
  Deferred revenue .........................................................          2,910           3,707
  Accrued liabilities ......................................................         21,512          16,769
  Income taxes payable .....................................................          2,256           1,397
  Current portion of long-term debt payable ................................            505             486
                                                                                  ---------       ---------
          Total current liabilities ........................................         83,624          79,654
Notes payable ..............................................................         95,579          96,837
Deferred taxes .............................................................            578              --
Other long-term liabilities ................................................          2,527           2,732
                                                                                  ---------       ---------
          Total liabilities ................................................        182,308         179,223
                                                                                  ---------       ---------
Minority interest ..........................................................             --           5,930
                                                                                  ---------       ---------

Common stockholders' equity:
   Common stock voting, $0.01 par value, 100,000,000 shares authorized,
     15,181,719 issued at June 30, 1999 and,
     15,174,315 at December 31, 1998 .......................................            152             152
   Additional paid-in capital ..............................................        109,918         109,887
   Treasury stock ..........................................................        (30,006)        (28,088)
   Retained earnings .......................................................         10,711           9,736
   Unrealized appreciation on investments
      available for sale, net of tax .......................................          1,297             (35)
                                                                                  ---------       ---------
          Total stockholders' equity .......................................         92,072          91,652
                                                                                  ---------       ---------
          Total liabilities, minority interest, and stockholders' equity ...      $ 274,380       $ 276,805
                                                                                  =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                         --------------------------      -------------------------
                                                            1999            1998            1999            1998
                                                         ---------       ----------      ---------       ---------
Operating revenues ...................................   $  70,932       $  71,740       $ 145,407       $ 139,756
                                                         ---------       ---------       ---------       ---------

Expenses:
  Agent commissions ..................................      14,241          17,992          30,816          34,077
  Personnel ..........................................      28,389          31,183          58,346          58,616
  General and administrative .........................      19,248          18,690          38,097          34,699
  Restructure charge .................................         920              --             920              --
  Integration ........................................          --              --             310             259
  Other expenses .....................................          --              --              --             362
  Gain on sale of investments, net ...................      (3,583)         (2,680)         (3,583)         (5,365)
  Depreciation and amortization ......................       4,160           3,870           8,209           7,449
  Interest expense, net ..............................       1,734           1,414           3,275           2,300
  Equity in loss (income) of joint venture ...........          53             (43)            208          11,751
                                                         ---------       ---------       ---------       ---------
       Total expenses ................................      65,162          70,426         136,598         144,148
                                                         ---------       ---------       ---------       ---------

Income (loss) before provision for income
  taxes and minority interest ........................       5,770           1,314           8,809          (4,392)
Provision (benefit) for income taxes .................       2,398           1,329           3,811          (1,211)
                                                         ---------       ---------       ---------       ---------
Income (loss) before minority interest ...............       3,372             (15)          4,998          (3,181)
Minority interest ....................................          56            (238)            245            (238)
                                                         ---------       ---------       ---------       ---------

       Net income (loss) .............................   $   3,316       $     223       $   4,753       $  (2,943)
                                                         =========       =========       =========       =========

Basic net income (loss) per share ....................   $    0.24       $    0.02       $    0.34       $   (0.20)

Basic weighted average number of
   shares outstanding ................................      13,759          14,505          13,820          14,750

Diluted net income per share .........................   $    0.24       $    0.02       $    0.34             n/a

Diluted weighted average number of
   shares outstanding ................................      13,944          14,804          14,003             n/a


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                             UNREALIZED
                                                                                                            APPRECIATION
                                                                                                                 ON
                                                           VOTING      ADDITIONAL                            INVESTMENTS
                                           COMPREHENSIVE   COMMON       PAID-IN    TREASURY     RETAINED     AVAILABLE
                                              INCOME        STOCK       CAPITAL       STOCK      EARNINGS     FOR SALE      TOTAL
                                           -------------  ---------    ---------    ---------    ---------    ---------   ---------
Balance at  December  31, 1998 ..........                 $     152    $ 109,887    $ (28,088)   $   9,736    $     (35)  $  91,652

Refund of overpayment in connection
   with stock option plans (unaudited) ..                                    (13)                                               (13)
Issuance of 7,404 shares in
   connection with the employee
   stock purchase plan (unaudited) ......                                     44                                                 44
Cash dividends declared (unaudited) .....                                                           (3,778)                  (3,778)
Purchase of 242,700
   treasury shares (unaudited)  .........                                              (1,918)                               (1,918)
Net income (unaudited) ..................    $   4,753                                               4,753                    4,753
Unrealized appreciation on investment
   available for sale (unaudited) .......        1,332                                                            1,332       1,332
                                             ---------    ---------    ---------    ---------    ---------    ---------   ---------
Balance at June 30, 1999 (unaudited) ....    $   6,085    $     152    $ 109,918    $ (30,006)   $  10,711    $   1,297   $  92,072
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

                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            -----------------------
                                                                              1999           1998
                                                                            --------       --------
Cash flows from operating activities:
   Net (loss) income .................................................      $  4,753       $ (2,943)
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation ......................................................         3,670          3,623
   Amortization ......................................................         4,539          3,826
   Gain on sale of investments .......................................        (3,583)        (5,365)
   Equity in loss of joint venture ...................................           208         11,751
   Minority interest .................................................           245           (238)
   Issuance of Common Stock to management ............................            --            118
   Deferred taxes ....................................................           941         (2,616)
Changes in assets and liabilities net of effect from acquisitions:
   Restricted cash ...................................................         2,466            (13)
   Accounts receivable ...............................................          (667)         2,312
   Refundable income taxes ...........................................            --            258
   Prepaid expenses and other current assets .........................          (136)        (1,358)
   Other assets ......................................................           (79)          (257)
   Cash overdraft ....................................................         2,528             --
   Accounts payable ..................................................        (2,526)        (1,728)
   Premiums payable to carriers ......................................           (95)         3,883
   Commissions payable ...............................................          (766)         3,283
   Deferred revenue ..................................................          (796)           151
   Accrued liabilities ...............................................            55             50
   Income taxes payable ..............................................           860             --
                                                                            --------       --------
          Net cash provided by operating activities ..................        11,617         14,737
                                                                            --------       --------
Cash flows from investing activities:
   Purchases of property and equipment ...............................        (3,050)        (3,513)
   Cash paid for acquisitions, net of cash acquired ..................        (8,674)       (39,483)
   Purchase of investments ...........................................          (919)       (16,955)
   Proceeds from sale of investments .................................         7,040          9,897
   Receivable from sale of investments, net ..........................        (6,955)            --
   Decrease in note receivable .......................................         3,499            351
                                                                            --------       --------
          Net cash used in investing activities ......................        (9,059)       (49,703)
                                                                            --------       --------
Cash flows from financing activities:
   Net (payments) borrowing under line of credit .....................        (1,000)        69,000
   Payments on other debt ............................................          (443)        (1,621)
   Cash dividends paid ...............................................        (3,809)        (1,889)
   Proceeds from exercise of stock options ...........................            --          2,220
   Purchase of Treasury Stock ........................................        (1,919)       (26,801)
   Proceeds from Common Stock issued .................................            31             88
                                                                            --------       --------
          Net cash provided by (used in) finanding activities ........        (7,140)        40,997
                                                                            --------       --------
Net increase in cash and cash equivalents ............................        (4,582)         6,031
Cash and cash equivalents at beginning of period .....................         4,582          1,545
                                                                            --------       --------
Cash and cash equivalents at end of period ...........................      $     --       $  7,576
                                                                            ========       ========
Supplemental disclosure of cash flow information:
   Cash paid for interest  ...........................................      $  3,491       $  2,283
                                                                            ========       ========
   Cash paid for income taxes ........................................      $  2,013       $  1,230
                                                                            ========       ========
Supplemental disclosure of noncash activities:
   Dividends declared and unpaid .....................................      $  1,879       $  1,921
                                                                            ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

       HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, "HealthPlan Services" or the "Company") is a leading managed health care services outsourcing company, providing distribution, enrollment, billing and collection, claims administration, and risk management services for health care payors and providers. HealthPlan Services provides these services to approximately 140,000 groups covering over 3 million members in the United States. HealthPlan Services functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

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

       The consolidated financial statements include the accounts of HealthPlan Services Corporation and its subsidiaries. As of December 31, 1998, HealthPlan Services had consolidated its investment in CENTRA HealthPlan LLC ("CENTRA") and Montgomery Management Corporation ("Montgomery Management") and recorded the interest of the minority shareholders of those entities on the balance sheet and statement of operations. As of June 30, 1999, HealthPlan Services had acquired the remaining minority shares of both CENTRA and Montgomery Management (see Note
3). All intercompany transactions and balances have been eliminated in consolidation.

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

     GAIN ON SALE OF INVESTMENTS

       In May, 1998, HealthPlan Services invested $5.8 million in a convertible note of HealthAxis.com, Inc. ("HealthAxis.com"), which was a wholly owned subsidiary of Provident American Corporation ("PAMCO"), and received warrants to purchase 100,000 shares of PAMCO stock. In October 1998, the note and accrued interest on the note were converted into 2,365,365 shares of HealthAxis.com.

       In February 1999, Provident Indemnity Life Insurance Company ("PILIC") and PAMCO asserted a demand against HealthPlan Services, and HealthPlan Services asserted claims against PILIC and PAMCO. In May 1999, the parties agreed to resolve all claims connected with the demand and exchange mutual releases. In connection with the resolution, HealthPlan Services: will continue providing administrative services to PILIC and Provident American Life and Health Insurance Company, the latter of which is now owned by Ceres Group, Inc.; acquired the remaining 20% interest in Montgomery Management; agreed to sell up to 1,415,000 shares of HealthAxis.com stock; exercised its warrants to purchase 100,000 shares of PAMCO stock at $9.00 per share; and will receive a net cash consideration of $8.3 million, $1.3 million of which was received during the second quarter. The agreement resulted in a pre-tax gain of $3.6 million.

3.  ACQUISITIONS

         On June 16, 1998, HealthPlan Services acquired a 50.1% interest in CENTRA. CENTRA was formed by an agreement between HealthPlan Services and CENTRA Benefit Services, Inc. ("CBS") in which substantially all the assets in CBS's third party administration business, which administers self-insured employee benefit plans, were transferred to CENTRA. HealthPlan Services paid $0.2 million for a 1% interest in CENTRA and acquired an additional 49.1% interest from CBS in exchange for the payment of $7.4 million ($9.3 million purchase price net of the payoff of a CBS note), the issuance of $4.0 million in five year 5.75% notes convertible into approximately 180,000 shares of HealthPlan Services' stock, a purchase price holdback of up to $1.2 million, and additional contingent consideration. In addition to such contingent consideration, CBS was given the right to put its remaining interest in CENTRA at a contractual price not to exceed $6.0 million within two years of the acquisition date if it met certain financial performance criteria. CBS exercised its put right and on April 29, 1999, HealthPlan Services paid CBS $4.4 million, which represented a payment of $5.5 million for CBS's 49.9% interest in CENTRA, offset by amounts due to HealthPlan Services in connection with the CENTRA acquisition. CENTRA is a major administrator of self-funded health plans for large corporations and is headquartered in Richardson, Texas. CENTRA also has processing facilities in Houston, Texas, Duncan, Oklahoma, Lynnwood, Washington, and Charleston, West Virginia.

         On May 18, 1998, HealthPlan Services acquired National Preferred Provider Network, Inc. ("NPPN") for $25.0 million cash and additional contingent consideration of up to $25.0 million if NPPN achieved certain financial performance objectives. On May 28, 1999, HealthPlan Services agreed to pay NPPN's former owner net consideration of approximately $6.6 million in settlement of the additional contingent consideration. Headquartered in Middletown, New York, NPPN is a preferred provider organization network which consists of over 450,000 physician offices, more than 4,000 hospitals, and 50,000 ancillary care providers covering all 50 states and the District of Columbia.

         On February 27, 1998, HealthPlan Services acquired 49% of the capital stock of Montgomery Management from PILIC for $4.0 million. In connection with the purchase, HealthPlan Services obtained a warrant to purchase an additional 31% of Montgomery Management for nominal consideration. On October 26, 1998, HealthPlan Services exercised this warrant for an additional 31% of Montgomery Management's capital stock for a cost of $8,060. In May 1999, in connection with HealthPlan Services' agreement with PILIC and PAMCO (see Note 2, "Gain on Sale of Investments"),

HealthPlan Services acquired the remaining 20% interest in Montgomery Management. Montgomery Management is a full service managing general underwriter that has the authority to bind health insurance coverage (on behalf of the insurance companies it represents) to self-funded customers.

         UNAUDITED PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

         The following unaudited pro forma consolidated results of operations of HealthPlan Services give effect to acquisitions in 1998, accounted for as purchases, as if they occurred on January 1, 1998 (in thousands):

                                                    Six Months Ended
                                                    ----------------
                                                      June 30,1998
                                                    ----------------
Revenues ........................................   $        159,420
Net loss ........................................             (4,051)
Net loss per common share .......................              (0.27)

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of January 1, 1998 or of the results which may occur in the future.

4.  NOTES PAYABLE AND CREDIT FACILITY

         Under HealthPlan Services' May 1, 1998 Amended and Restated Credit Agreement, as amended, the Company maintains a line of credit of $175.0 million (the "Line of Credit"), with availability equal to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). This multiple is set at 3.25 through June 30, 2001 and steps down thereafter to 2.75 during the remaining term of the facility. First Union National Bank of North Carolina serves as "agency bank," and NationsBank, N.A. serves as co-agent with respect to this facility. The credit facility contains provisions which include the maintenance of certain minimum financial ratios, limitations on merger and acquisition activity, limitations on capital expenditures, limitations on dividends and distributions, and limitations on investment activity. HealthPlan Services' borrowing under the Line of Credit includes interest ranging from LIBOR plus 75 to 150 basis points to New York prime plus 0 to 50 basis points. Current rates on LIBOR drawings on the Line of Credit at June 30, 1999 were 6.7%. The Line of Credit carries a commitment fee ranging from 0.175% to 0.25% of the unused portion and is secured by the stock of HealthPlan Services' subsidiaries. The outstanding draw was $90.0 million at June 30, 1999, and the maximum amount available was $125.0 million. HealthPlan Services incurred $2.9 million of interest expense on the Line of Credit for the six months ended June 30, 1999.

         HealthPlan Services has also entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in September and December 2001, effectively convert $40.0 million of variable debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.18% plus a margin ranging from 75 to 150 basis points. For the six months ended June 30, 1999, HealthPlan Services recorded $0.2 million of interest expense related to the swap agreements. HealthPlan Services considers the fixed rate and variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

       HealthPlan Services has additional notes of $6.1 million relating to a 1993 acquisition, the 1998 acquisition of CENTRA, and equipment purchases, of which $0.5 million is payable within one year.

5.  INVESTMENTS

       HealthPlan Services owns 109,732 shares of Caredata.com Inc. ("Caredata.com"), formerly known as Medirisk, Inc., a provider of health care information. During the six months ended June 30, 1998, HealthPlan Services sold 370,711 of shares it previously owned in Caredata.com and recorded a gain on the sale of $5.2 million. On June 30, 1999, Caredata.com's shares closed at $9.00 per share of common stock. This investment is recorded as available for sale with the unrealized holding gain reported in the equity section of the balance sheet in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities."

       In May 1998, HealthPlan Services invested $5.8 million in a convertible note of HealthAxis.com, which was a wholly owned subsidiary of PAMCO, and received warrants to purchase 100,000 shares of PAMCO stock. In May 1999 in connection with HealthPlan Services' agreement with PILIC and PAMCO (see Note 2, "Gain on Sale of Investments"), HealthPlan Services exercised its warrants to purchase 100,000 shares of PAMCO stock at $9.00 per share resulting in an average price per share of $11.12. On June 30, 1999, PAMCO's shares closed at $27.88 per share of common stock. This investment is recorded as available for sale with the unrealized holding gain reported in the equity section of the balance sheet in accordance with SFAS 115.

       In October 1998, the $5.8 million note and accrued interest on the note were converted into 2,365,365 shares of HealthAxis.com stock. In connection with HealthPlan Services' agreement with PILIC and PAMCO (see Note 2, "Gain on Sale of Investments"), HealthPlan Services also agreed to sell up to 1,415,000 shares of HealthAxis.com stock, which resulted in a pre-tax gain of $3.6 million. The average cost of the HealthAxis.com shares was $2.39 per share.

6.  SUBSEQUENT EVENTS

         Effective January 1, 1997, HealthPlan Services assumed marketing and administrative services for TMG Life Insurance Company's ("TMG") medical, dental, and group life benefits business. In July 1997, the parties agreed to a transition of a majority of this business to Midwestern United Life Insurance Company ("Midwestern United"), with HealthPlan Services remaining as the administrator. In January 1999, Midwestern United notified its insureds that it will cancel their policies beginning on July 31, 1999.

       In July 1999, TMG asserted a demand against HealthPlan Services for claims in excess of $7.0 million, and HealthPlan Services asserted claims against TMG. HealthPlan Services intends to defend its interests in this matter vigorously. The financial effect, if any, of this matter cannot be determined at this time.

       In 1997, HealthPlan Services began providing services for the "Access" products issued by Seaboard Life Insurance Company (USA). In July 1999, Seaboard Life notified its insureds that it will cancel all Seaboard Life coverage beginning February 1, 2000. For the six months ended June 30, 1999, the Access products accounted for 2.7% of HealthPlan Services' revenues.

       In 1997, HealthPlan Services entered into an agreement to provide administrative services for the insurance products of SunStar Health Plan, Inc. HealthPlan Services terminated this agreement effective July 1, 1999. For the six months ended June 30, 1999, the SunStar business accounted for 7% of HealthPlan Services' revenues.

     In July 1999, HealthPlan Services entered into an agreement with United Benefit Life Insurance Company ("UBL"), which is a wholly owned subsidiary of Ceres Group, Inc., through its insurance subsidiary Central Reserve Life Insurance Company, to provide administrative services for UBL products. HealthPlan Services will begin providing these services in September 1999. In August 1999, UBL made an initial payment to HealthPlan Services of $800,000 in connection with this agreement.

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

INTRODUCTION

       The following is a discussion of changes in the consolidated results of operations of HealthPlan Services for the three and six months ended June 30, 1999 and 1998.

       HealthPlan Services is a leading managed health care services company, providing distribution, enrollment, billing and collection, claims administration, and risk management services for health care payors and providers. HealthPlan Services functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

A.     RESULTS OF OPERATIONS

       The following is a discussion of material changes in the consolidated results of operations of HealthPlan Services for the three and six months ended June 30, 1999 compared to the same period in 1998. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                          --------------------      --------------------
                                           1999         1998         1999         1998
                                          -------      -------      -------      -------
Operating revenues ..................     100.0 %      100.0 %      100.0 %      100.0 %
Expenses:
     Agent commissions ..............      20.1 %       25.1 %       21.2 %       24.4 %
     Personnel expenses .............      40.0 %       43.4 %       40.1 %       41.9 %
     General and administrative .....      27.1 %       26.1 %       26.2 %       24.8 %
     Restructure charge .............       1.3 %        0.0 %        0.6 %        0.0 %
     Integration ....................       0.0 %        0.0 %        0.2 %        0.2 %
     Other expense ..................       0.0 %        0.0 %        0.0 %        0.3 %
     Gain on sale of investments ....      (5.1)%       (3.7)%       (2.5)%       (3.8)%
     Depreciation and amortization ..       5.9 %        5.4 %        5.7 %        5.3 %
     Interest expense, net ..........       2.4 %        2.0 %        2.3 %        1.6 %
     Equity in loss (income) of joint
       venture ......................       0.1 %       (0.1)%        0.1 %        8.5 %
       Total expenses ...............      91.8 %       98.2 %       93.9 %      103.2 %
Income (loss) before provision for
     income taxes and
     minority interest ..............       8.2 %        1.8 %        6.1 %       (3.2)%
Provision (benefit) for
     income taxes ...................       3.4 %        1.8 %        2.6 %       (0.9)%
Income (loss) before
     minority interest ..............       4.8 %        0.0 %        3.5 %       (2.3)%
Minority interest ...................       0.1 %       (0.3)%        0.2 %       (0.2)%
Net income (loss) ...................       4.7 %        0.3 %        3.3 %       (2.1)%

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

       Revenues for the three months ended June 30, 1999 decreased $0.8 million, or 1.1%, to $70.9 million from $71.7 million for the same period in 1998. New revenues of $5.1 million and $1.6 million recognized as a result of the CENTRA and NPPN acquisitions, respectively, were offset by a decrease in revenues from fully insured customers ($7.4 million), primarily related to the transition of a block of indemnity/preferred provider organization business from The Travelers Insurance Company and United HealthCare Corporation to Seaboard Life Insurance Company (USA) products, a decrease in revenues from the block of business assumed from TMG Life Insurance Company in 1997, and a decrease in revenues from PILIC. This reduction in fully insured revenues was partially offset by revenues from new carrier relationships.

       Agent commission expense for the three months ended June 30, 1999 decreased $3.8 million, or 21.1%, to $14.2 million from $18.0 million for the same period in 1998. This decrease is consistent with the decrease in fully insured revenues described above for the period indicated.

       Personnel expense for the three months ended June 30, 1999 decreased $2.8 million, or 9.0%, to $28.4 million from $31.2 million for the same period in 1998. HealthPlan Services incurred $2.5 million of personnel expense associated with the consolidation of CENTRA and NPPN. This increase was offset by reduced salaries resulting from a reduction of approximately 815 employees in HealthPlan Services' workforce and reduction in use of overtime and temporary help.

       General and administrative expense for the three months ended June 30, 1999 increased $0.5 million, or 2.7%, to $19.2 million from $18.7 million for the three months ended June 30, 1998. This increase was primarily attributable to $3.3 million of general and administrative expense associated with the consolidation of CENTRA's and NPPN's financial results. This increase was offset by reductions in rent due to office closings, printing, telephone, and supplies.

       HealthPlan Services recorded $0.9 million in restructuring costs during the three months ended June 30, 1999. These costs reflect employee terminations and computer software associated with reductions in HealthPlan Services' fully insured customer workforce in Tampa, Florida. There were 63 employees terminated in management, claims administration, and information systems.

       During the second quarter of 1999, HealthPlan Services entered into an agreement to sell up to 1,415,000 of its shares of HealthAxis.com stock resulting in a pre-tax gain of $3.6 million. During the second quarter of 1998, the Company sold 204,711 of its shares of Medirisk stock resulting in a gain of $2.7 million.

       Depreciation and amortization expense for the three months ended June 30, 1999 increased $0.3 million, or 7.7%, to $4.2 million from $3.9 million for the three months ended June 30, 1998. This increase related primarily to amortization of goodwill on HealthPlan Services' CENTRA and NPPN acquisitions.

       Net interest expense for the three months ended June 30, 1999 increased to $1.7 million from $1.4 million in 1998. This increase resulted primarily from HealthPlan Services' acquisitions of CENTRA and NPPN, along with the HealthPlan Services' shares repurchased in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

       Revenues for the six months ended June 30, 1999 increased $5.6 million, or 4.0%, to $145.4 million from $139.8 million for the same period in 1998. New revenues of $13.2 million and $5.9 million recognized as a result of the CENTRA and NPPN acquisitions, respectively, were offset by a decrease in revenues from fully insured customers ($11.7 million), primarily related to the transition of a block of indemnity/preferred provider organization business from The Travelers Insurance Company and United HealthCare Corporation to Seaboard Life Insurance Company (USA) products and a decrease in revenues from the block of business assumed from TMG Life Insurance Company in 1997. This reduction in fully insured revenues was partially offset by revenues from new carrier relationships. Other revenue decreases were realized from self-funded customers ($2.3 million), primarily related to the loss of nine large customers which terminated between April and October 1998.

       Agent commission expense for the six months ended June 30, 1999 decreased $3.3 million, or 9.7%, to $30.8 million from $34.1 million for the same period in 1998. This decrease is consistent with the decrease in fully insured revenues described above for the period indicated.

       Personnel expense for the six months ended June 30, 1999 decreased $0.3 million, or 1.0%, to $58.3 million from $58.6 million for the same period in 1998. HealthPlan Services incurred $6.6 million of personnel expense associated with the consolidation of CENTRA and NPPN. These consolidation expenses were offset by reduced salaries resulting from a reduction of approximately 815 employees in HealthPlan Services' workforce and reduction in use of overtime and temporary help.

       General and administrative expense for the six months ended June 30, 1999 increased $3.4 million, or 9.8%, to $38.1 million from $34.7 million for the six months ended June 30, 1998. This increase was primarily attributable to $8.9 million of general and administrative expense associated with the consolidation of CENTRA's and NPPN's financial results. This increase was offset by reductions in rent due to office closings, telephone, postage, printing, travel, and sales promotions.

       HealthPlan Services recorded $0.9 million in restructuring costs during the six months ended June 30, 1999. These costs reflect employee terminations and computer software associated with reductions in HealthPlan Services' fully insured customer workforce in Tampa, Florida. There were 63 employees terminated in management, claims administration, and information systems.

       During the second quarter of 1999, HealthPlan Services entered into an agreement to sell up to 1,415,000 of its shares of HealthAxis.com stock resulting in a pre-tax gain of $3.6 million. During the six months ended June 30, 1998, the Company sold 370,711 of its shares of Medirisk stock and all 200,000 of its shares of HRM stock, resulting in pre-tax gains of $5.2 million and $0.2 million, respectively.

       Depreciation and amortization expense for the six months ended June 30, 1999 increased $0.8 million, or 10.8%, to $8.2 million from $7.4 million for the six months ended June 30, 1998. This increase related primarily to amortization of goodwill on HealthPlan Services' CENTRA and NPPN acquisitions.

       Net interest expense for the six months ended June 30, 1999 increased to $3.3 million from $2.3 million in 1998. This increase resulted primarily from HealthPlan Services' acquisitions of CENTRA and NPPN, along with the shares repurchased in 1998.

       HealthPlan Services recorded its 50% share of the $23.6 million loss incurred by Sykes HealthPlan Services ("SHPS"), a company formed in December 1997 by HealthPlan Services and Sykes Enterprises, Incorporated, for the six months ended June 30, 1998, which was principally the result of a charge for the write-off of purchased research and development associated with acquisitions by SHPS. HealthPlan Services sold its interest in SHPS in September 1998.

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

COST OF PROJECT

       Between 1996 and the six months ended June 30, 1999, HealthPlan Services spent $9.6 million for Year 2000 compliance system upgrades and expects to spend $0.8 million in both capital and modification costs to complete its Year 2000 program. These costs include the expense of replacing any existing systems with Year 2000 compliant systems, even in cases where the system would have been replaced or upgraded regardless of Year 2000 requirements.

STATE OF READINESS, RISKS, AND CONTINGENCY PLANS

       HealthPlan Services completed its primary systems and software upgrades for Year 2000 compliance and continues to validate the changes and complete the required migrations of data. HealthPlan Services' best efforts will be made to validate all material systems in an off-site systems test scheduled for the third quarter. However, there are risks relating to the external vendors and customers with which HealthPlan Services exchanges data. Because HealthPlan Services does not control these vendors and customers or their resources, HealthPlan Services can provide no assurance that such vendors and customers will complete their respective Year 2000 solutions in time for HealthPlan Services to fully test system interfaces with them. Although HealthPlan Services does not have a formal Year 2000 contingency plan, its Year 2000 compliance team will be responding to any disruption in service resulting from a Year 2000 compliance problem in HealthPlan Services' systems and software or in a vendor's or customer's system. Specific contingency plans will be created if necessary, following HealthPlan Services' off-site systems test in the third quarter. There is no assurance, however, that HealthPlan Services will be able to remedy any disruption in service, in particular any disruption from a vendor's or customer's failure to be Year 2000 compliant or to inform HealthPlan Services of a change in its data interface. HealthPlan Services cannot estimate the cost that would be associated with a disruption in service resulting from its own or a vendor's or customer's Year 2000 compliance failure.

C.     LIQUIDITY AND CAPITAL RESOURCES

       Under HealthPlan Services' May 1, 1998 Amended and Restated Credit Agreement, as amended, the Company maintains a line of credit of $175.0 million (the "Line of Credit") with availability equal to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). This multiple is set at 3.25 through June 30, 2001 and steps down thereafter to 2.75 during the remaining term of the facility. First Union National Bank of North Carolina serves as "agency bank," and NationsBank, N.A. serves as co-agent, with respect to this facility. The credit facility contains provisions which include the maintenance of certain minimum financial ratios, limitations on merger and acquisition activity, limitations on capital expenditures, limitations on dividends and distributions, and limitations on investment activity. HealthPlan Services' borrowing under the Line of Credit includes interest ranging from LIBOR plus 75 to 150 basis points to New York prime plus 0 to 50 basis points. Current rates on LIBOR drawings on the Line of Credit at June 30, 1999 were 6.7%. The Line of Credit carries a commitment fee ranging from 0.175% to 0.25% of the unused portion and is secured by the stock of HealthPlan Services' subsidiaries. The outstanding draw was $90.0 million at June 30, 1999, and the maximum amount available was $125.0 million.

       Pursuant to the HealthPlan Services' Line of Credit, the Company may pay a quarterly dividend of up to $0.1375 per share of HealthPlan Services' capital stock (up to $0.55 per share on an annualized basis). During 1999 HealthPlan Services has declared dividends totaling $3.8 million. These dividends were paid on April 20 and July 20.

       During the second quarter of 1997, the Board of Directors authorized HealthPlan Services to use up to $20.0 million to support a share repurchase program. HealthPlan Services began implementing this share repurchase program in the first quarter of 1998. On May 12, 1998, the Board increased to $30.0 million its authorization to repurchase shares under this program. During the second quarter of 1999, HealthPlan Services completed this share repurchase program. During 1998 and the first six months of 1999, a total of 1,519,400 shares were repurchased.

       The Company spent $3.0 million for capital expenditures during the six months ended June 30, 1999.

       In May 1999, HealthPlan Services and PILIC and PAMCO agreed to resolve all claims and exchange mutual releases in connection with demands asserted by PILIC and PAMCO against HealthPlan Services and HealthPlan Services against PILIC and PAMCO. HealthPlan Services expects to receive the remaining $7.0 million of net cash consideration due from this agreement by November 1, 1999.

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

       The following table presents the future principal payment obligations (in thousands) and weighted-average interest rates associated with HealthPlan Services' existing long-term debt instruments, assuming HealthPlan Services' actual level of indebtedness of $96.1 million as of June 30, 1999:

                                    1999         2000         2001         2002         2003       THEREAFTER
                                   -------      -------      -------      -------      -------     ----------
Liabilities
Long-term Debt Fixed Rate
   (weighted average interest
    rate of 6.27%) ..........      $   248      $   419      $   291      $   220      $ 4,182      $   724

Variable Rate (weighted
   average interest rate
   of 6.56%) ................                                                           90,000

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       At HealthPlan Services' Annual Meeting of Stockholders, held on May 11, 1999, the stockholders of HealthPlan Services elected twelve directors to serve for the ensuing year or until their respective successors have been elected and qualified or their earlier resignation or removal. The results of these votes were: one director 12,626,979 votes for and 59,817 votes withheld, one director 12,627,106 votes for and 59,690 votes withheld, one director 12,621,193 votes for and 65,603 votes withheld, one director 12,626,333 votes for and 60,463 votes withheld, one director 12,619,080 votes for and 67,716 votes withheld, one director 12,627,186 votes for and 59,610 votes withheld, one director 12,626,624 votes for and 60,172 votes withheld, one director 12,490,821 votes for and 195,975 votes withheld, one director 12,576,317 votes for and 110,479 votes withheld, one director 12,627,009 votes for and 59,787 votes withheld, one director 12,621,081 votes for and 65,715 votes withheld, and one director 12,486,943 votes for and 199,853 votes withheld.

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


                                            HEALTHPLAN SERVICES CORPORATION

Date:  August 6, 1999                       /s/ JAMES K. MURRAY, JR
                                            ------------------------------------
                                            Chief Executive Officer and
                                            Chairman of the Board
                                            (Principal Executive Officer)

Date:  August 6, 1999                       /s/ PHILLIP S. DINGLE
                                            ------------------------------------
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT                               DESCRIPTION
-------                               -----------

 27.1                          Financial Data Schedule