Form 10-Q
period 1999-09-30
HEALTHPLAN SERVICES CORP
filed 1999-11-15
CIK 942319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Total number of shares of Common Stock outstanding as of November 11, 1999.

Common Stock .....................................................    13,665,072

                         HEALTHPLAN SERVICES CORPORATION

                                TABLE OF CONTENTS
                                                                    PAGE NO.
                                                                ----------------

PART I - FINANCIAL INFORMATION


Item 1.      Consolidated Balance Sheet
             September 30, 1999 and December 31, 1998  ......................  2

             Consolidated Statement of Operations
             Three and Nine Months Ended September 30, 1999 and 1998 ........  3

             Consolidated Statement of Changes in Common
             Stockholders' Equity Nine Months Ended September 30, 1999 ......  4

             Consolidated Statement of Cash Flows
             Nine Months Ended September 30, 1999 and 1998 ..................  5

             Notes to Consolidated Financial Statements .....................  6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations .................. 10

PART II - OTHER INFORMATION.................................................. 18

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         HEALTHPLAN SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                 1999            1998
                                                                              ---------       ---------
                                                                             (UNAUDITED)
                                   ASSETS
Current assets:
  Cash and cash equivalents ............................................      $   5,530       $   4,582
  Restricted cash ......................................................          7,363          11,373
  Accounts receivable, net .............................................         22,249          21,834
  Receivable from sale of investments ..................................            290              --
  Refundable income taxes ..............................................            270              --
  Prepaid expenses and other current assets ............................          4,007           3,604
  Deferred taxes .......................................................          3,217           1,448
                                                                              ---------       ---------
          Total current assets .........................................         42,926          42,841
Property and equipment, net ............................................         27,576          27,172
Other assets, net ......................................................          2,355           2,744
Deferred taxes .........................................................             --           1,145
Notes receivable .......................................................             --           3,499
Investments ............................................................          4,821           6,647
Intangible assets, net .................................................        192,777         192,757
                                                                              ---------       ---------
          Total assets .................................................      $ 270,455       $ 276,805
                                                                              =========       =========

          LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY

Current
liabilities:
  Accounts payable .....................................................      $  10,776       $  13,917
  Premiums payable to carriers .........................................         35,284          38,146
  Commissions payable ..................................................          5,439           5,232
  Deferred revenue .....................................................          2,608           3,707
  Accrued liabilities ..................................................         27,811          16,769
  Income taxes payable .................................................             --           1,397
  Current portion of long-term debt payable ............................         93,475             486
                                                                              ---------       ---------
          Total current liabilities ....................................        175,393          79,654
Notes payable ..........................................................          5,505          96,837
Deferred taxes .........................................................            956              --
Other long-term liabilities ............................................          2,507           2,732
                                                                              ---------       ---------
          Total liabilities ............................................        184,361         179,223
                                                                              ---------       ---------

Minority interest ......................................................             --           5,930
                                                                              ---------       ---------

Common stockholders' equity:
   Common stock voting, $0.01 par value, 100,000,000 shares
     authorized, 15,184,472 issued at September 30, 1999 and,
     15,174,315 at December 31, 1998 ...................................            152             152
   Additional paid-in capital ..........................................        109,936         109,887
   Treasury stock, 1,519,400 shares ....................................        (30,006)        (28,088)
   Retained earnings ...................................................          5,517           9,736
   Unrealized appreciation on investments
      available for sale, net of tax ...................................            495             (35)
                                                                              ---------       ---------
          Total stockholders' equity ...................................         86,094          91,652
                                                                              ---------       ---------
          Total liabilities, minority interest, and stockholders' equity      $ 270,455       $ 276,805
                                                                              =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                               FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                               -------------------------       -------------------------
                                                  1999            1998            1999            1998
                                               ---------       ---------       ---------       ---------
Operating revenues .........................   $  65,479       $  74,526       $ 210,886       $ 214,282
                                               ---------       ---------       ---------       ---------

Expenses:
  Agent commissions ........................      12,305          17,359          43,121          51,436
  Personnel expenses .......................      27,632          33,324          85,978          91,939
  General and administrative ...............      19,164          18,892          57,261          53,591
  Restructure charge .......................          --           2,052             920           2,052
  Integration ..............................          --           2,349             310           2,608
  Other expense ............................         298           1,436             298           1,798
  Third quarter adverse claims .............       5,658              --           5,658              --
  Gain on sale of investments ..............        (973)        (27,875)         (4,556)        (33,240)
  Depreciation and amortization ............       4,265           4,209          12,474          11,658
  Interest expense, net ....................       1,985           1,784           5,260           4,084
  Equity in loss of joint venture ..........          --              --             208          11,752
                                               ---------       ---------       ---------       ---------
       Total expenses ......................      70,334          53,530         206,932         197,678
                                               ---------       ---------       ---------       ---------

(Loss) income before provision for income
   taxes and minority interest .............      (4,855)         20,996           3,954          16,604
(Benefit) provision for income taxes .......      (1,539)          9,173           2,272           7,962
                                               ---------       ---------       ---------       ---------
(Loss) income before minority interest .....      (3,316)         11,823           1,682           8,642
Minority interest ..........................          --            (433)            245            (671)
                                               ---------       ---------       ---------       ---------

       Net (loss)  income ..................   $  (3,316)      $  12,256       $   1,437       $   9,313
                                               =========       =========       =========       =========

Basic net (loss) income per share ..........   $   (0.24)      $    0.88       $    0.10       $    0.64

Basic weighted average number
   of shares outstanding ...................      13,663          13,993          13,768          14,497

Diluted net income per share ...............         n/a       $    0.88       $    0.10       $    0.64

Diluted weighted average number of
   shares outstanding ......................         n/a          13,993          13,948          14,651

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                              UNREALIZED
                                                                                                             APPRECIATION
                                                                                                                 ON
                                                              VOTING    ADDITIONAL                           INVESTMENTS
                                               COMPREHENSIVE  COMMON      PAID-IN    TREASURY     RETAINED    AVAILABLE
                                                  INCOME      STOCK       CAPITAL     STOCK       EARNINGS    FOR SALE      TOTAL
                                                 --------    --------    --------    --------     --------    --------    --------
Balance at December  31, 1998 ..............                 $    152    $109,887    $(28,088)    $  9,736    $    (35)   $ 91,652

Refund of overpayment in connection
   with stock option plans (unaudited) .....                                  (13)                                             (13)
Issuance of 10,157 shares in
   connection with the employee
   stock purchase plan (unaudited) .........                                   62                                               62
Cash dividends declared (unaudited) ........                                                        (5,656)                 (5,656)
Purchase of 242,700
   treasury shares (unaudited) .............                                           (1,918)                              (1,918)
Net income (unaudited) .....................     $  1,437                                            1,437                   1,437
Unrealized appreciation on investment
   available for sale (unaudited) ..........          530                                                          530         530
                                                 --------    --------    --------    --------     --------    --------    --------
Balance at
September 30, 1999 (unaudited) .............     $  1,967    $    152    $109,936    $(30,006)    $  5,517    $    495    $ 86,094
                                                 ========    ========    ========    ========     ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             -------------------------
                                                                                1999           1998
                                                                              --------       --------
Cash flows from operating activities:
   Net income ...........................................................     $  1,437       $  9,313
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation .........................................................        5,603          5,648
   Amortization .........................................................        6,871          6,010
   Third quarter adverse claims .........................................        5,658             --
   Gain on sale of investments ..........................................       (4,556)       (33,240)
   Equity in loss of joint venture ......................................          208         11,751
   Minority interest ....................................................          245           (671)
   Issuance of Common Stock to management ...............................           --            177
   Deferred taxes .......................................................           21          2,932
Changes in assets and liabilities net of effect from acquisitions:
   Restricted cash ......................................................        4,010           (549)
   Accounts receivable ..................................................          162          8,785
   Income taxes payable .................................................       (1,667)         4,691
   Prepaid expenses and other current assets ............................         (403)          (780)
   Other assets .........................................................           64           (349)
   Accounts payable .....................................................       (3,141)        (1,013)
   Premiums payable to carriers .........................................       (2,861)        (1,360)
   Commissions payable ..................................................          208           (284)
   Deferred revenue .....................................................       (1,099)            94
   Accrued liabilities ..................................................          695         (1,517)
                                                                              --------       --------
          Net cash provided by operating activities .....................       11,455          9,638
                                                                              --------       --------
Cash flows from investing activities:
   Purchases of property and equipment ..................................       (6,006)        (5,999)
   Cash paid for acquisitions net of cash acquired ......................       (8,674)       (37,508)
   Purchase of investments ..............................................         (919)       (19,835)
   Proceeds from sale of investments ....................................        8,013         40,152
   Receivable from sale of investments, net .............................         (290)            --
   Proceeds from note receivable ........................................        3,498          2,609
                                                                              --------       --------
          Net cash used in investing activities .........................       (4,378)       (20,581)
                                                                              --------       --------
Cash flows from financing activities:
   Net borrowing (payments) under line of credit ........................        2,000         48,000
   Net payments on other debt ...........................................         (567)        (3,587)
   Cash dividends paid ..................................................       (5,688)        (3,801)
   Proceeds from exercise of stock options ..............................           --          2,220
   Repurchase of Common Stock ...........................................       (1,919)       (27,415)
   Proceeds from Common Stock issued ....................................           45            119
                                                                              --------       --------
          Net cash provided by (used in) financing activities ...........       (6,129)        15,536
                                                                              --------       --------
Net increase in cash and cash equivalents ...............................          948          4,593
Cash and cash equivalents at beginning of period ........................        4,582          1,545
                                                                              --------       --------
Cash and cash equivalents at end of period ..............................     $  5,530       $  6,138
                                                                              ========       ========
Supplemental disclosure of cash flow information:
   Cash paid for interest ...............................................     $  5,393       $  4,494
                                                                              ========       ========
   Cash paid for income taxes ...........................................     $  3,914       $    416
                                                                              ========       ========
Supplemental disclosure of noncash activities:
   Dividends declared and unpaid ........................................     $  1,879       $  1,910
                                                                              ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

       HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, "HealthPlan Services") is a leading managed health care services outsourcing company, providing distribution, enrollment, billing and collection, claims administration, and risk management services for health care payors and providers. HealthPlan Services provides these services to approximately 140,000 groups covering over 3 million members in the United States. HealthPlan Services functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

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

       The consolidated financial statements include the accounts of HealthPlan Services Corporation and its subsidiaries. As of December 31, 1998, HealthPlan Services had consolidated its investment in CENTRA HealthPlan LLC ("CENTRA") and Montgomery Management Corporation ("Montgomery Management") and recorded the interest of the minority shareholders of those entities on the balance sheet and statement of operations. As of September 30, 1999, HealthPlan Services had acquired the remaining minority shares of both CENTRA and Montgomery Management (see Note 3). All intercompany transactions and balances have been eliminated in consolidation.

    EARNINGS PER SHARE

       Basic earnings per share is calculated by dividing the income available to common stockholders by the weighted average number of shares outstanding for the period, without consideration for common stock equivalents. The calculation of diluted earnings per share reflects the effect of outstanding options and warrants using the treasury stock method, unless antidilutive.

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

       In February 1999, Provident Indemnity Life Insurance Company ("PILIC") and PAMCO asserted a demand against HealthPlan Services, and HealthPlan Services asserted claims against PILIC and PAMCO. In May 1999, the parties agreed to resolve all claims connected with the demand and exchange mutual releases. In connection with the resolution, HealthPlan Services: will continue providing administrative services to PILIC and Provident American Life and Health Insurance Company ("PALHIC"), the latter of which is now owned by Ceres Group, Inc.; acquired the remaining 20% interest in Montgomery Management; agreed to sell 1,415,000 shares of HealthAxis.com stock; exercised its warrants to purchase 100,000 shares of PAMCO stock at $9.00 per share; and will receive a net cash consideration of $9.3 million, $9.0 million of which was received during the second and third quarters. The agreement resulted in a pretax gain of $4.6 million.

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

         On May 18, 1998, HealthPlan Services acquired National Preferred Provider Network, Inc. ("NPPN") for $25.0 million cash and additional contingent consideration of up to $25.0 million if NPPN achieved certain financial performance objectives. On May 28, 1999, HealthPlan Services agreed to pay NPPN's former owner net consideration of approximately $6.6 million in settlement of the additional contingent consideration. Headquartered in Middletown, New York, NPPN is a preferred provider organization network which consists of over 450,000 physician offices, 4,000 hospitals, and 50,000 ancillary care providers covering all 50 states and the District of Columbia.

         On February 27, 1998, HealthPlan Services acquired 49% of the capital stock of Montgomery Management from PILIC for $4.0 million. In connection with the purchase, HealthPlan Services obtained a warrant to purchase an additional 31% of Montgomery Management for nominal consideration. On October 26, 1998, HealthPlan Services exercised this warrant for an additional 31% of Montgomery Management's capital stock for a cost of $8,060. In May 1999, in connection with HealthPlan Services' agreement with PILIC and PAMCO (See Note 2, Gain on Sale of Investments),

HealthPlan Services acquired the remaining 20% interest in Montgomery Management. Montgomery Management is a full service managing general underwriter that has the authority to bind health insurance coverage (on behalf of the insurance companies it represents) to self-funded customers.

         UNAUDITED PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

         The following unaudited pro forma consolidated results of operations of HealthPlan Services give effect to acquisitions in 1998, accounted for as purchases, as if they occurred on January 1, 1998 (in thousands):

                                            NINE MONTHS ENDED
                                            -----------------
                                            SEPTEMBER 30,1998
                                            -----------------
Revenues                                      $    233,954
Net income                                           8,011
Net income per common share                           0.55

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of January 1, 1998 or of the results which may occur in the future.

4.  NOTES PAYABLE AND CREDIT FACILITY

       Under HealthPlan Services' May 1, 1998 Amended and Restated Credit Agreement, as amended, HealthPlan Services maintains a line of credit of $115.0 million (the "Line of Credit"), with availability equal to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). This multiple is set at 3.25 through June 30, 2001 and steps down thereafter to 2.75 during the remaining term of the facility. First Union National Bank of North Carolina serves as "agency bank," and NationsBank, N.A. serves as co-agent with respect to this facility. The credit facility contains provisions which include the maintenance of certain minimum financial ratios, limitations on merger and acquisition activity, limitations on capital expenditures, limitations on dividends and distributions, and limitations on investment activity. HealthPlan Services' borrowing under the Line of Credit includes interest ranging from LIBOR plus 75 to 150 basis points to New York prime plus 0 to 50 basis points. Current rates are based on LIBOR and New York prime drawings on the Line of Credit at September 30, 1999 were 6.4% and 8.5%, respectively. The Line of Credit carries a commitment fee ranging from 0.175% to 0.25% of the unused portion and is secured by the stock of HealthPlan Services' subsidiaries. The outstanding draw was $93.0 million at September 30, 1999, and the maximum amount available was $115.0 million. This outstanding draw, which is due upon the consummation of the acquisition of HealthPlan Services by UICI (See
Note 7), has been reclassified as a current liability as of September 30, 1999. HealthPlan Services incurred $4.5 million of interest expense on the Line of Credit for the nine months ended September 30, 1999.

         HealthPlan Services did not meet certain financial performance requirements under the credit facility for the third quarter of 1999 and expects that it will not meet these requirements for the fourth quarter of 1999. The lenders under the credit facility and HealthPlan Services have entered into an amendment and waiver (the "Waiver Agreement") under which the lenders waive default with respect to these requirements, provided that: (i) HealthPlan Services meets certain minimum performance objectives; (ii) the proposed acquisition of HealthPlan Services by UICI is consummated on or prior to February 10, 2000; (iii) the Agreement and Plan of Merger between HealthPlan Services and UICI ("the Merger Agreement") does not otherwise terminiate prior to closing of the transaction contemplated thereby; and (iv) HealthPlan Services refrains from issuing dividends and observes certain limits on its investments and capital expenditures. The amendment and waiver also reduced the amount available under the Line of Credit from $175.0 million to $115.0 million. On October 7, 1999, UICI announced that it had received a commitment for a $250 million revolving credit facility from Bank of America, N.A. The new facility is expected to replace HealthPlan Services' existing Line of Credit and UICI's existing $100 million credit line.

         HealthPlan Services has also entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in September and December 2001, effectively convert $40.0 million of variable debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.18% plus a margin ranging from 75 to 150 basis points. For the nine months ended September 30, 1999, HealthPlan Services recorded $0.3 million of interest expense related to the swap agreements. HealthPlan Services considers the fixed rate and variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

       HealthPlan Services has additional notes of $6.1 million relating to a 1993 acquisition, the 1998 acquisition of CENTRA, and equipment purchases, of which $0.5 million is payable within one year.

5.  INVESTMENTS

       HealthPlan Services owns 109,732 shares of Caredata.com Inc. ("Caredata.com"), formerly known as Medirisk, Inc., a provider of health care information. During the six months ended June 30, 1998, HealthPlan Services sold 370,711 of shares it previously owned in Caredata.com and recorded a gain on the sale of $5.2 million. On September 30, 1999, Caredata.com's shares closed at $9.13 per share of common stock. This investment is recorded as available for sale with the unrealized holding gain reported in the equity section of the balance sheet in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities."

       In May 1998, HealthPlan Services invested $5.8 million in a convertible note of HealthAxis.com, which was a wholly owned subsidiary of PAMCO, and received warrants to purchase 100,000 shares of PAMCO stock. In May 1999, in connection with HealthPlan Services' agreement with PILIC and PAMCO (see Note 2, "Gain on Sale of Investments"), HealthPlan Services exercised its warrants to purchase 100,000 shares of PAMCO stock at $9.00 per share resulting in an average price per share of $11.12. On September 30, 1999, PAMCO's shares closed at $15.00 per share of common stock. This investment is recorded as available for sale with the unrealized holding gain reported in the equity section of the balance sheet in accordance with SFAS 115.

       In October 1998, the $5.8 million note and accrued interest on the note were converted into 2,365,365 shares of HealthAxis.com stock. In connection with HealthPlan Services' agreement with PILIC and PAMCO (see Note 2, "Gain on Sale of Investments"), HealthPlan Services also agreed to sell 1,415,000 shares of HealthAxis.com stock, which resulted in a pretax gain of $4.6 million. The average cost of the HealthAxis.com shares was $2.39 per share.

6.  CERTAIN CLAIMS

       During the third quarter of 1999, a claim exceeding $7.0 million was asserted by a former HealthPlan Services customer; two customers and seven insurance brokers asserted unquantified claims; and HealthPlan Services was unsuccessful in mediation efforts with a former customer that had previously asserted a claim exceeding $2.0 million. The customers alleged breach of contract and related claims, and the brokers alleged loss of profits due to small group business declines.

       While HealthPlan Services intends to mount a vigorous defense related to these claims, the ultimate financial effect of these claims cannot be fully determined at this time. As a result of these claims and other items, HealthPlan Services recorded $5.7 million in pretax expense in the third quarter, reflecting management's best estimate of the possible ultimate liability for these claims to HealthPlan Services.

7.  SUBSEQUENT EVENTS

         As of October 5, 1999, HealthPlan Services and UICI, a diversified financial services company, entered into the Merger Agreement that provides for UICI's acquisition of HealthPlan Services in a stock-for-stock merger transaction. Upon completion of the acquisition, which remains subject to satisfaction of closing conditions including approval by HealthPlan Services' stockholders and minimum earnings requirements for the fourth quarter, HealthPlan Services will become a wholly owned subsidiary of UICI. The transaction is subject to satisfaction of various conditions and is expected to close in January 2000. On October 7, 1999, HealthPlan Services filed a report on form 8-K with respect to the transaction.

         On October 7, 1999 HealthPlan Services also announced its intention to take a restructure charge of between $2.0 million and $3.0 million during the fourth quarter of 1999. The charge will be aimed at reducing operating expenses primarily in HealthPlan Services' large group business.

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

INTRODUCTION

       The following is a discussion of changes in the consolidated results of operations of HealthPlan Services for the three and nine months ended September 30, 1999 and 1998.

       HealthPlan Services is a leading managed health care services company, providing distribution, enrollment, billing and collection, claims administration, and risk management services for health care payors and providers. HealthPlan Services functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

A.     RESULTS OF OPERATIONS

       The following is a discussion of material changes in the consolidated results of operations of HealthPlan Services for the three and nine months ended September 30, 1999 compared to the same period in 1998. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                   --------------------        -------------------
                                                    1999           1998         1999          1998
                                                   -----          -----        -----         -----
Operating revenues ..........................      100.0 %        100.0 %      100.0 %       100.0 %
Expenses:
     Agent commissions ......................       18.8 %         23.3 %       20.4 %        24.0 %
     Personnel expenses .....................       42.2 %         44.7 %       40.8 %        42.9 %
     General and administrative .............       29.3 %         25.3 %       27.2 %        25.0 %
     Restructure charge .....................        0.0 %          2.8 %        0.4 %         1.0 %
     Integration ............................        0.0 %          3.2 %        0.2 %         1.2 %
     Other expense ..........................        0.5 %          1.9 %        0.1 %         0.8 %
     Third quarter adverse claims ...........        8.7 %          0.0 %        2.7 %         0.0 %
     Gain on sale of investments ............       (1.5)%        (37.4)%       (2.2)%       (15.5)%
     Depreciation and amortization ..........        6.5 %          5.6 %        5.9 %         5.5 %
     Interest expense, net ..................        3.0 %          2.4 %        2.5 %         1.9 %
     Equity in loss (income)
       of joint venture .....................        0.0 %          0.0 %        0.1 %         5.5 %
       Total expenses .......................      107.5 %         71.8 %       98.1 %        92.3 %
(Loss) income before provision for income
     taxes and minority interest ............       (7.5)%         28.2 %        1.9 %         7.7 %
(Benefit) provision for
     income taxes ...........................       (2.4)%         12.3 %        1.1 %         3.7 %
Income (loss) before
     minority interest ......................       (5.1)%         15.9 %        0.8 %         4.0 %
Minority interest ...........................        0.0 %         (0.5)%        0.1 %        (0.3)%
Net income (loss) ...........................       (5.1)%         16.4 %        0.7 %         4.3 %

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

       Revenues for the three months ended September 30, 1999 decreased $9.0 million, or 12.1%, to $65.5 million from $74.5 million for the same period in 1998. Revenues from fully insured customers declined by $9.3 million, primarily due to the transition of a block of indemnity/preferred provider organization business from The Travelers Insurance Company and United HealthCare Corporation to Seaboard Life Insurance Company (USA) products, a decrease in revenues from the block of business assumed from TMG Life Insurance Company in 1997, termination of HealthPlan Services' contracts with SunStar HealthPlan, a Florida health maintenance organization, and a decrease in revenues from PILIC and PALHIC.

       Agent commission expense for the three months ended September 30, 1999 decreased $5.1 million, or 29.3%, to $12.3 million from $17.4 million for the same period in 1998. This decrease is consistent with the decrease in fully insured revenues described above for the period indicated.

       Personnel expense for the three months ended September 30, 1999 decreased $5.7 million, or 17.1%, to $27.6 million from $33.3 million for the same period in 1998. This decrease resulted from a reduction of 440 employees in HealthPlan Services' workforce, reduction in use of overtime and temporary help, and the outsourcing of its care management services for CENTRA to Sykes HealthPlan Services ("SHPS"). These services are now included as professional services within general and administrative expense.

       General and administrative expense for the three months ended September 30, 1999 increased $0.3 million, or 1.6%, to $19.2 million from $18.9 million for the three months ended September 30, 1998. This increase was primarily attributable to an increase of $1.9 million in CENTRA professional services due to the outsourcing of its care management services to SHPS beginning in the fourth quarter of 1998. This increase was offset by reductions in rent from previous office closures and a reduction in telephone, printing, and office supply costs.

       HealthPlan Services incurred $2.1 million in restructuring costs during the three months ended September 30, 1998. These costs reflect employee terminations, lease terminations, and the abandonment of property and equipment associated with closing HealthPlan Services' Framingham, Massachusetts, Chicago, Illinois, and Atlanta, Georgia offices. There were 47, 43, and 48 employees terminated in management, claims administration, and information systems in the Framingham, Chicago, and Atlanta offices, respectively.

       During the third quarter of 1999, HealthPlan Services recorded $5.7 million in pretax expense primarily related to claims asserted by four former customers and seven insurance brokers (See Note 6).

       During the second quarter of 1999, HealthPlan Services entered into an agreement to sell up to 1,415,000 of its shares of HealthAxis.com stock resulting in a pretax gain of $3.6 million. During the third quarter of 1999, an additional gain of $1.0 million was recognized in accordance with terms of the agreement. During the second quarter of 1998, HealthPlan Services sold its 50% interest in Sykes HealthPlan Services ("SHPS") and recognized a gain on the sale of $27.9 million.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

       Revenues for the nine months ended September 30, 1999 decreased $3.4 million, or 1.6%, to $210.9 million from $214.3 million for the same period in 1998. New revenues of $13.2 million and $5.9 million recognized as a result of the CENTRA and NPPN acquisitions, respectively, were offset by a decrease of $20.9 million in revenues from fully insured customers, primarily related to the transition of a block of indemnity/preferred provider organization business from The Travelers Insurance Company and United HealthCare Corporation to Seaboard Life Insurance Company (USA) products and a decrease in revenues from the block of business assumed from TMG Life Insurance Company in 1997. This reduction in fully insured revenues was partially offset by revenues from new carrier relationships. Other revenue decreases of $3.5 million were realized from self-funded customers, primarily related to the loss of nine large customers which terminated between April and October 1998.

       Agent commission expense for the nine months ended September 30, 1999 decreased $8.3 million, or 16.2%, to $43.1 million from $51.4 million for the same period in 1998. This decrease is consistent with the decrease in fully insured revenues described above for the period indicated.

       Personnel expense for the nine months ended September 30, 1999 decreased $5.9 million, or 6.4%, to $86.0 million from $91.9 million for the same period in 1998. HealthPlan Services incurred

$6.6 million of personnel expense associated with the consolidation of CENTRA and NPPN. These consolidation expenses were offset by reduced salaries resulting from a reduction of approximately 350 employees in HealthPlan Services' workforce and reduction in use of overtime and temporary help, and the outsourcing of its care management services for CENTRA to SHPS. These services are now included as professional services within general and administrative expense.

        General and administrative expense for the nine months ended September 30, 1999 increased $3.7 million, or 6.9%, to $57.3 million from $53.6 million for the nine months ended September 30, 1998. This increase was primarily attributable to $8.9 million of general and administrative expense associated with the consolidation of CENTRA's and NPPN's financial results and increase of $1.9 million in CENTRA professional services due to the outsourcing of its care management services to SHPS beginning in the fourth quarter of 1998. This increase was offset by reductions in rent due to office closings and reductions in telephone, postage, printing, and travel costs.

        HealthPlan Services recorded $0.9 million in restructuring costs during the nine months ended September 30, 1999. These costs reflect employee terminations associated with reductions in HealthPlan Services' fully insured customer workforce in Tampa, Florida during the second quarter of 1999. There were 63 employees terminated in management, claims administration, and information systems. HealthPlan Services recorded $2.1 million in restructuring costs during the nine months ended September 30, 1998. These costs reflect employee terminations, lease terminations, and the abandonment of property and equipment associated with closing HealthPlan Services' Framingham, Massachusetts, Chicago, Illinois, and Atlanta, Georgia offices. There were 47, 43, and 48 employees terminated in management, claims administration, and information systems in the Framingham, Chicago, and Atlanta offices, respectively.

        Other expense of $1.8 million for the nine months ended September 30, 1998 reflects costs of $1.4 million associated with the write-off of customer balances due to a billing system conversion and uncollectability of accounts among HealthPlan Services' self-funded customers, and costs of $0.4 million related to the start-up of the Provident block of business.

        During the third quarter of 1999, HealthPlan Services recorded $5.7 million in pretax expense primarily related to claims asserted by four former customers and seven insurance brokers (See Note 6).

        During the second quarter of 1999, HealthPlan Services entered into an agreement to sell 1,415,000 of its shares of HealthAxis.com stock resulting in a pretax gain of $3.6 million. During the third quarter of 1999, an additional gain of $1.0 million was recognized in accordance with terms of the agreement. During the nine months ended September 30, 1998, HealthPlan Services sold 370,711 of its shares of Medirisk stock and all 200,000 of its shares of Health Risk Management, Inc. stock, resulting in pretax gains of $5.2 million and $0.2 million, respectively. On September 11, 1998, HealthPlan Services sold its 50% interest in SHPS to Sykes Enterprises, Incorporated for $30.6 million and recognized a pretax gain on the sale of SHPS of $27.9 million.

       Depreciation and amortization expense for the nine months ended September 30, 1999 increased $0.8 million, or 6.8%, to $12.5 million from $11.7 million for the nine months ended September 30, 1998. This increase related primarily to amortization of goodwill on HealthPlan Services' CENTRA and NPPN acquisitions.

       Net interest expense for the nine months ended September 30, 1999 increased to $5.3 million from $4.1 million in 1998. This increase resulted primarily from HealthPlan Services' acquisitions of CENTRA and NPPN, along with the shares repurchased in 1998 and 1999.

         HealthPlan Services recorded its 50% share of the $23.6 million loss incurred by SHPS for the six months ended June 30, 1998, which was principally the result of a charge for the write-off of purchased research and development associated with acquisitions by SHPS. HealthPlan Services sold its interest in SHPS in September 1998.

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

       The implementation of this plan commenced in 1996 with the upgrade of the mainframe operating system. HealthPlan Services has since purchased and replaced its accounting and financial system and workers compensation system and written and implemented a new system for the unemployment compensation business. HealthPlan Services has received from the vendor and has implemented, for all current accounts, the latest version of its claims processing software, which is Year 2000 compliant. HealthPlan Services' billing and administrative system has been upgraded to be Year 2000 compliant.

       HealthPlan Services has requested Year 2000 compliance information from its significant customers and vendors, including landlords and other third parties that are responsible for non-information technology systems such as security and environmental controls. In particular, HealthPlan Services has asked each vendor and customer for information regarding (a) the status of the vendor's or customer's Year 2000 readiness initiative, and (b) information regarding any expected changes in the vendor's or customer's data interface with HealthPlan Services. A team of HealthPlan Services' information system professionals is coordinating its Year 2000 compliance efforts and is testing any new interfaces with vendors and customers.

COST OF PROJECT

       Between January 1, 1996 and September 30, 1999, HealthPlan Services spent $10.8 million for Year 2000 compliance system upgrades and expects to spend $0.5 million during the fourth quarter of 1999 and the first quarter of 2000 in both capital and modification costs to complete its Year 2000 program. These costs include the expense of replacing any existing systems with Year 2000 compliant systems, even in cases where the system would have been replaced or upgraded regardless of Year 2000 requirements.

STATE OF READINESS, RISKS, AND CONTINGENCY PLANS

       HealthPlan Services has completed its primary systems and software upgrades for Year 2000 compliance and continues to validate the changes and complete the required migrations of data. During the third quarter, HealthPlan Services completed off-site testing of material systems using dates into the Year 2000. No critical errors were discovered during the testing. In accordance with the HealthPlan Services' contingency plan, the HealthPlan Services' Year 2000 compliance team resolved some minor errors that arose during the testing. Although HealthPlan Services has made best efforts to validate Year 2000 compliance of critical systems, there can be no assurance that there will not be a disruption in service due to Year 2000 noncompliance. In particular, there are risks relating to the external vendors and customers with which HealthPlan Services exchanges data. Because HealthPlan Services does not control these vendors and customers or their resources, HealthPlan Services can provide no assurance that such vendors and customers will complete their respective Year 2000 solutions in time for HealthPlan Services to fully test system interfaces with them.

       HealthPlan Services has contacted all of its critical suppliers to request confirmation of their compliance. If HealthPlan Services learns of any supplier that is not Year 2000 compliant, it plans to secure an alternate supplier by year-end. There is no assurance, however, that HealthPlan Services will be able to remedy all disruptions in service, in particular any disruption from a vendor's or customer's failure to be Year 2000 compliant or to inform HealthPlan Services of a change in its data interface. HealthPlan Services cannot estimate the cost that would be associated with a disruption in service resulting from its own or a vendor's or customer's Year 2000 compliance failure.

C.     LIQUIDITY AND CAPITAL RESOURCES

       Under HealthPlan Services' May 1, 1998 Amended and Restated Credit Agreement, as amended, HealthPlan Services maintains a line of credit of $115.0 million (the "Line of Credit") with availability equal to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). This multiple is set at 3.25 through June 30, 2001 and steps down thereafter to 2.75 during the remaining term of the facility. First Union National Bank of North Carolina serves as "agency bank," and NationsBank, N.A. serves as co-agent, with respect to this facility. The credit facility contains provisions which include the maintenance of certain minimum financial ratios, limitations on merger and acquisition activity, limitations on capital expenditures, limitations on dividends and distributions, and limitations on investment activity. HealthPlan Services' borrowing under the Line of Credit includes interest ranging from LIBOR plus 75 to 150 basis points to New York prime plus 0 to 50 basis points. Current rates on LIBOR and New York prime drawings on the Line of Credit at September 30, 1999 were 6.4% and 8.5%, respectively. The Line of Credit carries a commitment fee ranging from 0.175% to 0.25% of the unused portion and is secured by the stock of HealthPlan Services' subsidiaries. The outstanding draw was $93.0 million at September 30, 1999, and the maximum amount available was $115.0 million.

         HealthPlan Services did not meet certain financial performance requirements under the credit facility for the third quarter of 1999 and expects that it will not meet these requirements for the fourth quarter of 1999. The lenders under the credit facility and HealthPlan Services have entered into the Waiver Agreement under which the lenders waive default with respect to these requirements, provided that: (i) HealthPlan Services meets certain minimum financial performance objectives; (ii) the proposed acquisition of HealthPlan Servics by UICI is consummated on or prior to February 10, 2000; (iii) the Merger Agreement does not otherwise terminate prior to closing of the transaction contemplated thereby; and (iv) HealthPlan Services refrains from issuing dividends and observes certain limits on its investments and capital expenditures. The amendment and waiver also reduced the amount available under the line of credit from $175.0 million to $115.0 million. On October 7, 1999, UICI announced that it had received a commitment for a $250 million revolving credit facility from Bank of America, N.A. The new facility is expected to replace HealthPlan Services' existing Line of Credit and UICI's existing $100 million credit line.

         Pursuant to the HealthPlan Services' Line of Credit, and prior to the fourth quarter of 1999, HealthPlan Services was permitted to pay a quarterly dividend of up to $0.1375 per share of HealthPlan Services' capital stock (up to $0.55 per share on an annualized basis). During 1999 HealthPlan Services has declared dividends totaling $5.7 million. These dividends were paid on April 20, July 20, and October 19, 1999. HealthPlan Services does not intend to continue paying quarterly dividends in the future and is prohibited from doing so under the terms of the Waiver Agreement.

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

       HealthPlan Services spent $6.0 million for capital expenditures during the nine months ended September 30, 1999.

         Based upon current expectations, and assuming consummation of the UICI merger prior to February 10, 2000, HealthPlan Services believes that all consolidated operating and financing activities for the foreseeable future will be met from internally generated cash flow from operations, available cash, or its existing Line of Credit. If the merger with UICI does not occur, HealthPlan Services will be required to negotiate alternative financing at favorable terms and such financing may not be available on terms as favorable as contained in its current credit agreement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       HealthPlan Services is exposed to certain market risks inherent in HealthPlan Services' financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to HealthPlan Services' acquisitions of related businesses. HealthPlan Services is subject to interest rate risk on its existing Line of Credit and any future financing requirements. HealthPlan Services' fixed rate debt consists primarily of outstanding balances on its notes issued to C G Insurance Services, Inc. and the former owner of CENTRA and certain equipment notes, and its variable rate debt relates to borrowings under its Line of Credit (See
Liquidity and Capital Resources).

       The following table presents the future principal payment obligations (in thousands) and weighted-average interest rates associated with HealthPlan Services' existing long-term debt instruments, assuming HealthPlan Services' actual level of indebtedness of $99.0 million as of September 30, 1999:

                                       1999        2000        2001         2002       2003       THEREAFTER
                                      -------     -------    --------      ------     -------     ----------
Liabilities
Long-term Debt Fixed Rate
   (weighted average interest
    rate of 6.23%) ..............      $  149     $   417    $    292      $  216     $ 4,182      $  724
Variable Rate (weighted
   average interest rate
   of 6.99%) ....................                                                      93,000

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

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits.

                  EXHIBIT
                  NUMBER                    DESCRIPTION OF EXHIBIT
                  -------                   ----------------------

                  10.1 Third Amendment and Waiver to the Restated Credit Agreement dated as of May 1, 1998 by and among HealthPlan Services Corporation,
                                            First Union National Bank, and other
                                            lenders named therein, as amended by
                                            the First Amendment thereto dated as
                                            of June 23, 1998, and the Second
                                            Amendment and Waiver dated as of
                                            December 15, 1998.

                  27.1                      Financial Data Schedule

       (b) Form 8-K.

         On October 7, 1999, HealthPlan Services filed a report on Form 8-K with respect to its Agreement and Plan of Merger with UICI.

                         HEALTHPLAN SERVICES CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HEALTHPLAN SERVICES CORPORATION

Date:  November 15, 1999    /s/ JAMES K. MURRAY, JR.
                            ----------------------------------------------------
                            Chief Executive Officer and Chairman of the Board
                            (Principal Executive Officer)


Date:  November 15, 1999    /s/ PHILLIP S. DINGLE
                            ----------------------------------------------------
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer and Principal
                            Accounting Officer)

                                 EXHIBIT INDEX


                  EXHIBIT
                  NUMBER                    DESCRIPTION OF EXHIBIT
                  -------                   ----------------------

                  10.1 Third Amendment and Waiver to the Restated Credit Agreement dated as of May 1, 1998 by and among HealthPlan Services Corporation,
                                            First Union National Bank, and other
                                            lenders named therein, as amended by
                                            the First Amendment thereto dated as
                                            of June 23, 1998, and the Second
                                            Amendment and Waiver dated as of
                                            December 15, 1998.

                  27.1                      Financial Data Schedule