Form 10-K
period 1999-12-31
HEALTHPLAN SERVICES CORP
filed 2000-04-14
CIK 942319

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------
                                    FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          Commission File No. 1-13772

                         HEALTHPLAN SERVICES CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                  13-3787901
(State or Other Jurisdiction of               (I.R.S. Employer
 Incorporation or Organization                Identification No.)

3501 FRONTAGE ROAD, TAMPA, FLORIDA                          33607
(Address of Principal Executive Offices)                 (Zip Code)

     Registrant's telephone number, including area code    (813) 289-1000

     Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF                                   NAME OF EXCHANGE
   EACH CLASS                                ON WHICH REGISTERED
   ----------                                -------------------

     Common Stock $.01 par value........................NYSE

                              ---------------------

     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes  X   No
                                                       ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock, $0.1 par value, held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on February 16, 2000, was $47,964,537.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of February 16, 2000 was 13,672,776.

                                     PART I

THE STATEMENTS CONTAINED IN THIS REPORT OR INCORPORATED BY REFERENCE HEREIN THAT ARE NOT PURELY HISTORICAL, INCLUDING STATEMENTS REGARDING HEALTHPLAN SERVICES' OBJECTIVES, EXPECTATIONS, HOPES, INTENTIONS, BELIEFS, OR STRATEGIES, ARE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. IN PARTICULAR, THE WORDS "EXPECT," "ESTIMATE," "PLAN," "ANTICIPATE," "PREDICT," "INTEND," "BELIEVE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. IT IS IMPORTANT TO NOTE THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS, AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE SUCH ACTUAL RESULTS TO DIFFER MATERIALLY ARE:
CHANGES IN LEGISLATION; FLUCTUATIONS IN BUSINESS CONDITIONS AND THE ECONOMY; OUR ABILITY TO IDENTIFY AND IMPLEMENT OPPORTUNITIES TO ADMINISTER NEW BLOCKS OF BUSINESS; CHANGES IN COMPETITION; AND OUR ABILITY TO ATTRACT AND RETAIN KEY MANAGEMENT PERSONNEL.

ITEM 1.  BUSINESS

GENERAL

         We are a leading managed health care services company, providing marketing, distribution, administration, and medical cost management services for health care plans and other benefit programs. Our customers include insurance companies, health maintenance organizations ("HMOs") and other managed care organizations, and organizations with self-funded benefit plans. We provide services to over 100,000 groups covering over 3 million members in the United States. We function solely as a service provider generating fee-based income and do not assume any underwriting risk.

STRATEGY

         Our strategy is to improve revenue and operating profits through the addition of new payors, the addition of new products, and the expansion of our medical cost management business. We also plan to develop new information technology services and upgrade operating systems to increase labor efficiency.


OUR SERVICES

         We provide marketing, distribution, administration, and medical cost management services for health plans and other benefit programs. We have strengthened our service capabilities through our interactive electronic Internet site, which is accessible through our home page (www.healthplan.com).

         MARKETING AND DISTRIBUTION SERVICES.

         We help insurance companies and other health care organizations market and distribute health plans that target individuals and small businesses. We provide advice on managed care product design based on our experience in the small business market as well as market research, actuarial analysis of claims adjudicated, and interaction with payor organizations. The products we help design often include features that address the particular needs of the small business employer, including specialized medical, dental, life, and disability coverage. On behalf of our payors, we help educate insurance agents about the benefits offered under payor product offerings.

         We provide sales support for insurance agents through a sales force that includes telephone sales representatives. We maintain a database of over 100,000 insurance agents, including general agents, independent brokers, and career agency groups. A career agency is often affiliated with a life or property and casualty parent company that does not underwrite health products. We provide career agencies with opportunities to distribute health products that compliment their existing product offerings. Our relationships with independent and career agents provide us with a significant distribution conduit to the small business market in the United States. In 1999, we paid commissions to over 22,000 agents.

         We have invested in information technology to support our sales and marketing function. Through our electronic Internet site, agents can obtain electronic forms, check the underwriting status of pending cases, get information on active business, and access quotations for certain products for individuals. Agents can also access automatic premium quotations for individual products through our interactive voice response system. Using our automated proposal delivery system, our sales representatives can deliver finished proposals to agents immediately by fax server or electronic mail.

         PLAN ADMINISTRATION SERVICES.

         We provide enrollment, premium billing and collection, claims administration, and customer support services for all types of benefit plans. As a provider of enrollment services, we perform underwriting support services, issue enrollment cards, and administer case renewals. Our billing and collection services on behalf of payors include sending monthly bills to plan members, receiving premium payments, and paying agent commissions. We also implement premium adjustments due to rate changes, employee hiring or termination, and other group changes. As a provider of claims administration services, we verify eligibility, calculate copayments, reprice and adjudicate claims, prepare explanation of benefits forms, and issue checks from payor accounts to claimants and to health care providers. Our customer support representatives respond to plan member questions regarding claims and other plan benefits.

         Through our claims adjudication software and other technology, we streamline plan administration for our customers. We provide automated billing and collection services through electronic funds transfer. Plan members can access billing information, obtain forms, and request customer service through our Internet site. Our site compliments our established customer service capabilities, which include over 450 toll-free telephone lines and a customized call distribution system for routing and tracking calls. We also provide an interactive voice response system that allows plan members to check on the status of premium payment and claims matters automatically by telephone. Our employees can receive claims electronically and image and digitize non-electronic claims. In June 1999, we became one of the first companies to use Time Warner's new Road Runner Internet connection. Road Runner provides Internet access for contract workers who provide claims processing services for us from their homes. By using a cable modem, Road Runner eliminates the need for a separate telephone line for Internet connection. The Road Runner service is also faster and less expensive than other Internet connection options. To ensure customer privacy, we created a Virtual Private Network using an early release version of Novell's Border Manager. The directory-based software allows home workers to send and receive confidential data securely over the Internet.

         In addition to enrollment, claims administration, and customer support services, we offer specialized administrative services tailored for our self-funded customers. We provide workers compensation claims administrative services for both public and private employers. Our workers compensation services include medical case management and bill adjudication services for Ohio employers that participate in the Ohio Health Partnership program. We serve over 5,400 employers through this program. We also provide claims and tax consulting services to help employers control their state unemployment insurance liability. Our claims staff is authorized to provide state employment security agencies with information required to process unemployment claims filed by former employees.

         In February 1999, HealthPlan Services, Inc. ("HPS"), our wholly owned subsidiary, signed an agreement to acquire a 19% interest in Florida 1st Health Plans, Inc. Florida 1st, based in Winter Haven, Florida, provides third party administration services and offers HMO products. HPS terminated the Florida 1st acquisition agreement in September 1999.

         MEDICAL COST MANAGEMENT SERVICES

         Our medical cost management services help health plans reduce costs and enhance plan benefits. We provide our clients with access to discounts on the services of health care providers, including hospitals, physicians, pharmacies, and laboratories. We also provide reporting and analytical services that can help payors design more cost-effective and comprehensive benefit plans.

         Through our subsidiary National Preferred Provider Network, Inc. ("NPPN"), our clients have access to regional and national preferred provider organization ("PPO") networks that offer discounts on provider services. NPPN affiliate networks include over 450,000 physician offices, 4,000 hospitals, and 50,000 ancillary care provider locations in all 50 states and the District of Columbia. NPPN's clients include all types of payors, including insurance carriers, third party administrators, and self-funded benefit plans.

         Our subsidiary Montgomery Management Corporation is a managing general underwriter that serves self-funded benefit plans. Montgomery Management offers stop-loss coverage that provides self-funded plans with insurance for plan expenses that exceed specified thresholds. Montgomery Management has the authority to bind stop-loss insurance coverage for self-funded plans on behalf of the insurance companies it represents.

         We have enhanced our medical cost management services with value-added product offerings. In January 1999, an affiliate of Merck-Medco Managed Care L.L.C., which manages prescription drugs, began providing pharmacy benefits for our fully insured and self-funded benefit plan customers. In the second quarter of 1999, we offered our customers access to the Lab Card(R) laboratory testing program offered by LabONE, Inc. In September 1999, we entered into an agreement with HealthCare Recoveries, Inc., a provider of subrogation and recovery services, to make HealthCare Recoveries' services available to our customers.

         Our Analytics Information Management ("AIM") team specializes in leading edge reporting tools for all types of health benefit plans, including fully insured and self-funded plans. Our AIM professionals prepare reports for health plans that capture information regarding the plans' health care cost management, demographics, case management, provider services, diagnoses, and procedures. We also provide data analysis services, benefit plan modeling, and cost benefit analysis services. Payors can use this information to help design plans that control costs and enhance benefits.

OUR CUSTOMERS

         We provide services for a wide range of health care benefit plans and employee benefit programs, including self-funded benefit plans for employers, associations, and Taft-Hartley trusts, and fully insured health plans offered by managed care organizations, insurance companies, and other health care organizations.

         SELF-FUNDED HEALTH PLANS AND EMPLOYEE BENEFIT PROGRAMS (LARGE GROUP CUSTOMERS).

         We provide administration and medical cost management services for self-funded health benefit plans, workers compensation programs, and unemployment compensation programs. In 1999, we provided these services for approximately 3,000 customers, including large corporations, government sector employers, associations, and Taft-Hartley benefit plans, which are employee benefit plans managed jointly by union and management representatives. Our self-funded customers include the Oklahoma State and Education Employees Group Insurance Board, the American Veterinary Medical Association Group Health and Life Insurance Trust, the Hotel Employees and Restaurant Employees International Union Welfare Fund, the State of South Carolina Dental Program, and Darden Restaurants.

         In June 1998, we acquired a 50.1% interest in CENTRA HealthPlan LLC ("CENTRA"), and we acquired the remaining 49.9% interest in April 1999. CENTRA is an administrator of self-funded health plans for over 90 groups, including the State of Washington Health Care Authority and Inland Steel Corporation.

         FULLY INSURED BENEFIT PLANS (SMALL GROUP CUSTOMERS).

         We provide marketing, distribution, administration, and medical cost management services for insurance companies and other organizations that offer health benefit plans for individuals and small businesses. Our clients include New England Financial Life Insurance Company, which accounted for 9.85% of our 1999 revenues, and affiliates of Ceres Group, Inc., which accounted for 10.6% of our 1999 revenues.

         In January 1998, we began providing services for the individual indemnity/preferred provider organization health insurance policies of Provident Indemnity Life Insurance Company ("Provident Indemnity") and Provident American Life and Health Insurance Company ("Provident American"). In 1999, this business accounted for approximately 8.15% of our revenues. Effective January 1, 1999, Central Reserve Life Insurance Company, the predecessor of Ceres Group, Inc., acquired Provident American. In February 1999, Provident Indemnity and its parent company, Provident American Corporation (now known as HealthAxis, Inc.), asserted a demand against us for claims in excess of $27 million. Effective in March 1999, we settled this matter, as well as several claims that we had asserted against Provident Indemnity and Provident American Corporation. The impact of this settlement is reflected in our 1999 Financial Statements.

         In September 1999, we began providing marketing and administrative services for United Benefit Life Insurance Company, a Ceres Group affiliate. In October 1999, we entered into agreements to provide marketing and administrative services for another Ceres Group affiliate, Continental General Insurance Company.

         During 1998 and 1999, four of our carrier partners elected to exit the small group market and cancel coverage. None of the canceled coverage was transitioned as a block to another carrier. In aggregate, the canceled coverage accounted for 6.9% of our 1999 revenues. Substantially all coverage under the canceled policies is expected to terminate by December 31, 2000.

         Effective June 30, 1999, we terminated our administrative services agreement with SunStar Health Plan, Inc. and our SunStar marketing agreement was also canceled. This business accounted for approximately 7.0% of our revenue for the first six months of 1999.

         We continue to experience higher lapses than new sales in the business written with our fully insured payors. Several factors have contributed to this trend. Escalating medical costs have resulted in less competitive pricing for managed indemnity products. In recent years there has been a nationwide increase in the frequency with which employer groups change benefit plans, due in part to rapid changes in benefit designs offered, higher first-year commissions for agents, and guaranteed issue legislation and other new laws that make it easier for employer groups to switch plans without penalty. As a result of these and other factors, carriers and managed care payors are less committed to the small group market, and the industry has consolidated. We are not certain when, if ever, these trends will be reversed.

         Although we continue to work with our fully insured payors to introduce additional cost control mechanisms, we cannot predict whether these payors will be able to manage their medical loss ratios successfully and thus offer competitive pricing for their products. We also cannot predict whether we will be able to form new alliances with health care payors that are committed to the small group market for the long term. The results of our initiatives in these areas may affect our ability to maintain and grow fully insured business in the future.

         Typically, our fully insured payors sign contracts with us that are cancelable by either party without penalty upon advance written notice of between 90 days and one year. The loss of one or more of our key fully insured blocks of business could have a material adverse effect on us.

OUR HISTORY

         Our principal operating subsidiary, HealthPlan Services, Inc., was founded in 1970 by James K. Murray, Jr., our current Chairman of the Board, President, and Chief Executive Officer, Charles H. Guy, Jr., and Trevor G. Smith. The Dun & Bradstreet Corporation purchased the business in 1978 and operated it as a division. In 1994, the three founders and other investors incorporated HealthPlan Services Corporation in Delaware and purchased the business from Dun & Bradstreet. On May 19, 1995, we completed an initial public offering of 4,025,000 shares of Common Stock.

INTEGRATION

         In 1998, we began integration of our newly acquired CENTRA HealthPlan LLC and NPPN businesses, including integration of technology platforms associated with the CENTRA acquisition, and closure of the Irving, Texas and Houston, Texas CENTRA offices. We completed the NPPN system integration in the first quarter of 1999 and substantially completed integration of the CENTRA system in the third quarter of 1999. We continue to explore opportunities to increase efficiency through consolidation of operations. In the fourth quarter of 1999, we commenced the closing of our San Bernardino, California and Richardson, Texas offices and implemented a reduction in force at our Duncan, Oklahoma and St. Louis, Missouri locations.

INFORMATION TECHNOLOGY

         Our primary data processing facilities are located in Tampa, Florida, Columbus, Ohio, and El Monte, California. We operate in a three-tiered architectural environment. A large IBM mainframe supports substantially all of the transactions processed by us. In 1999, we completed our initiative to consolidate our operations into a common technology platform and eliminate redundant computer facilities as part of our ongoing integration of acquired businesses.

         See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of our Year 2000 Compliance Plan.

GOVERNMENT REGULATION

         We are subject to regulation under the health care, insurance laws, and other laws of all 50 states, the District of Columbia, and Puerto Rico. Many states require us or our employees to receive regulatory approval or licensure to provide claims administration services. Provider networks also are regulated in many states. We are dependent upon our continued good standing under applicable licensing laws and regulations. These laws and regulations are intended to protect plan members rather than stockholders and differ in content, interpretation, and enforcement practices from state to state. Moreover, with respect to many issues affecting us, there is a lack of guiding judicial or administrative precedent. State regulators have relatively broad discretion to interpret these laws when granting, renewing, or revoking licenses or approvals. Regulators could construe some of these laws to prohibit or restrict practices that have been significant factors in our operating procedure for many years. We could risk major erosion and even "rebate" exposure if state regulators determine that our practices are impermissible.

         The Employee Retirement Income Security Act of 1974, as amended ("ERISA"), governs the relationships between certain health benefit plans and the fiduciaries of those plans. In general, ERISA is designed to protect the ultimate beneficiaries of the plans from wrongdoing by the fiduciaries. ERISA provides that a person is a fiduciary of a plan to the extent that such person has discretionary authority in the administration of the plan or with respect to the plan's assets. Each employer is a fiduciary of the plan it sponsors, but there also can be other fiduciaries of a plan. ERISA imposes various express obligations on fiduciaries. For example, a fiduciary must prevent its plan from engaging in certain prohibited transactions with parties in interest or from acting under an impermissible conflict of interest with a plan. Generally, a party in interest with respect to a plan includes a fiduciary of the plan and persons that provide services to the plan. The application of ERISA to our operations is an evolving area of law and is subject to ongoing regulatory and judicial interpretations of ERISA. Although we strive to minimize the applicability of ERISA to our business and to ensure that our practices are not inconsistent with ERISA, there can be no assurance that courts or the United States Department of Labor will not in the future take positions contrary to our current or future practices. Any such contrary positions could require changes to our business practices (as well as industry practices generally) or result in liabilities of the type referred to above. Similarly, there can be no assurance that future statutory changes to ERISA will not significantly affect us and our industry.

COMPETITION

         We face competition and potential competition from traditional indemnity insurance carriers, Blue Cross/Blue Shield organizations, managed care organizations, third party administrators, PPOs, transaction processing companies, and health care information companies. We compete principally on the basis of the price and quality of services. Many large insurers and managed care companies offer individual small group products through captive agents and do not outsource any administrative services in connection with such products. We compete for large group clients with several hundred local and regional third party administrators. In addition, many large insurers have actively sought the claims administration business of self-funded programs and have begun to offer services similar to the services we offer. Many of our competitors and potential competitors are considerably larger and have significantly greater resources than we do.

EXECUTIVE OFFICERS OF HEALTHPLAN SERVICES

         Set forth below is information regarding our executive officers. Executive officers are appointed by the Board and serve at the pleasure of the Board.

       NAME AND AGE                                 OCCUPATION/BACKGROUND
       ------------                                 ---------------------
     James K. Murray, Jr. - 64                 Chairman of the Board and Chief Executive Officer of HealthPlan Services
                                               since January 1998, President since January 2000, and a director since
                                               October 1994. Mr. Murray was President and Chief Executive Officer of
                                               HealthPlan Services from December 1994 to December 1997.  Mr. Murray held the position of Corporate Senior Vice President of The Dun &
                                               Bradstreet Corporation from March 1990 until his retirement from Dun &
                                               Bradstreet in December 1993.  Mr. Murray also served as Chairman of the
                                               Board of the Reuben H. Donnelly Corp., a publisher of telephone yellow pages, from August 1991 to December 1993.  Mr. Murray co-founded the predecessor to HealthPlan Services in 1970.

     Jeffery W. Bak - 34                       Executive Vice President - Small Group Sales and Operations of
                                               HealthPlan Services since June 1999.  Mr. Bak joined HealthPlan
                                               Services in January 1995 and served as Vice President - Sales from
                                               January 1995 to December 1996, Senior Vice President - Sales  from
                                               January 1997 to December 1998, and Executive Vice President - Sales,
                                               Marketing, and Business Development from January 1999 to May 1999.
                                               From November 1992 to December 1994, Mr. Bak was a reinsurance broker with Peglar & Associates in Stamford, Connecticut.

     Phillip S. Dingle - 38                    Executive Vice President and Chief Financial Officer of HealthPlan
                                               Services since January 1999.  From August 1996 to December 1998,
                                               Mr. Dingle was Senior Vice President and Chief Counsel of HealthPlan
                                               Services.  Prior to August 1996, Mr. Dingle was a partner with the law firm of Hill, Ward & Henderson in Tampa, Florida, having joined the firm in May 1990, specializing in commercial trial law and general business matters.

     George E. Lucco - 52                      Executive Vice President - Large Group Operations of HealthPlan
                                               Services since October 1994.  Mr. Lucco joined HealthPlan Services in 1982 and has served as an Executive Vice President with various operational and management responsibilities since 1989.

       NAME AND AGE                                 OCCUPATION/BACKGROUND
       ------------                                 ---------------------
     Jeffrey L. Markle - 51                    Executive Vice President - Medical Cost Management of HealthPlan
                                               Services since July 1999.  From June 1998 to June 1999, Mr. Markle was Senior Vice President - Medical Loss Management of HealthPlan
                                               Services. From 1996 to 1998, Mr. Markle was Vice President of the US
                                               Group Operations for Swiss Re Life & Health, a reinsurance company in Toronto.  From 1994 to 1996, he was Vice President and General
                                               Manager of the Canadian Operations of Olsten Kimberly Quality Care,
                                               a home healthcare company.  From 1991 to 1993, he was Chief
                                               Operating Officer of Medisys Health Group, Inc., a preventive health care company in Canada, and from 1989 to 1991 he was President and
                                               Chief Executive Officer of Laurentian Health Services.

EMPLOYEES

         We had approximately 2,920 employees on March 31, 2000. Except for some of the employees of American Benefit Plan Administrators, Inc., a subsidiary that administers Taft-Hartley plans, our labor force is not unionized. We believe that our relationship with our employees is good.

TRADEMARKS

         We utilize various service marks, trademarks, and trade names in connection with our products and services, most of which are the property of our customers. Although we consider our service marks, trademarks, and trade names important in the operation of our business, our business is not dependent on any individual service mark, trademark, or trade name.

UICI TRANSACTION

         As of October 5, 1999, we entered into a merger agreement with UICI, a diversified financial services company. On December 9, 1999, UICI announced a significant loss in its credit card operations, and the merger was delayed. On February 18, 2000, we entered into an amended merger agreement for UICI to acquire HealthPlan Services in exchange for convertible preferred securities. On April 13, 2000, we terminated the transaction by mutual agreement with UICI, as a result of the failure to obtain required lender consents. In connection with this termination, we have entered into an agreement with our lenders to amend the terms of our credit facility. See "Liqudity and Capital Resources" in
Item 7.

ITEM 2.  PROPERTIES

         We conduct our operations from our headquarters in Tampa, Florida. Our central data processing facilities are located in Tampa, Florida, Columbus, Ohio, and El Monte, California. We lease these facilities, as well as all of our other facilities. We believe that our facilities are adequate for our present and anticipated business requirements.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, we may be a party to a variety of legal actions that affect any business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, and tort claims. In addition, we could be subject to a variety of legal actions due to the nature of our business, including disputes alleging errors in claims administration, underwriting, or premium billing. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded. In the opinion of management, although the outcome of current claims against us is uncertain, in the aggregate they are not likely to have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock is traded on the New York Stock Exchange under the symbol HPS. The following table sets forth the high and low sales prices of our Common Stock for each quarter during 1998 and 1999, as reported by the New York Stock Exchange for the periods indicated.

         1999                           HIGH                LOW
         ----                           ----                ---

         Fourth quarter.................$ 7.750             $3.00
         Third quarter..................$ 7.875             $5.6875
         Second quarter.................$10.1875            $6.1875
         First quarter..................$11.500             $6.8125

         1998                           HIGH                LOW
         ----                           ----                ---

         Fourth quarter.................$11.50              $ 8.1875
         Third quarter..................$18.875             $ 8.00
         Second quarter.................$26.750             $17.375
         First quarter..................$26.625             $20.250


         There were 407 holders of record of our Common Stock as of February 9, 2000. We believe that there is a greater number of beneficial owners that hold our Common Stock in a street name. We paid quarterly dividends on our Common Stock of 12.5 cents per share (or 50 cents per share on an annualized basis) for the first quarter of 1998, and 13.75 cents per share (or 55 cents per share on an annualized basis) for the second, third, and fourth quarters of 1998 and the first, second, and third quarters of 1999. Pursuant to our May 1998 Credit Agreement with our lenders, as amended, we have agreed to refrain from future dividend payments.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

         We have derived the following selected historical financial data from our audited consolidated financial statements at December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and 1997, which are included in this Form 10-K, and from our audited financial statements at December 31, 1997, 1996, and 1995 and for the years ended December 31, 1996 and 1995, which are not included herein. The report of PricewaterhouseCoopers LLP, our independent accountants, on our consolidated financial statements at December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and 1997 appears elsewhere in this Form 10-K. Our selected historical financial data should be read in conjunction with the related financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                           Year Ended December 31,
                                                ------------------------------------------------------------------------------
                                                     1999             1998           1997            1996           1995
                                                     ----             ----           ----            ----           ----
STATEMENT OF INCOME DATA:
Revenues         . . . . . . . . . . . . . . .        $277,424        $289,247       $281,644        $191,493       $ 98,187
Expenses:
Agent commissions        . . . . . . . . . . .          55,923          68,449         65,674          48,507         36,100
Other operating expenses       . . . . . . . .         202,220         200,710        170,556         114,078         40,406
Restructure charge       . . . . . . . . . . .           3,856           2,052          1,374           1,425              -
Integration expense      . . . . . . . . . . .             310           4,171          4,885           7,804              -
Other expense        . . . . . . . . . . . . .             298           1,811            316          17,207          1,664
Gain on sale of investments, net   . . . . . .         (4,630)        (33,240)              -               -              -
Equity in loss of joint ventures   . . . . . .             208          11,849          2,850               -              -
Depreciation and amortization    . . . . . . .          16,747          15,800         15,917          10,548          4,386
                                                        ------          ------         ------          ------          -----
Income (loss) from operations      . . . . . .           2,492          17,645         20,072         (8,076)         15,631
Net income (loss)      . . . . . . . . . . . .           $ 104          $9,698       $ 10,796        $(6,716)        $ 9,535
Dividends on redeemable
  preferred stock    . . . . . . . . . . . . .               -               -              -               -            285
                                                        ------          ------         ------          ------          -----
Net income (loss) attributable
  to Common Stock        . . . . . . . . . . .           $ 104          $9,698       $ 10,796        $(6,716)        $ 9,250
                                                        ------          ------         ------          ------          -----

Basic net income (loss) per share  . . . . . .          $ 0.01          $ 0.68         $ 0.72        $ (0.47)         $ 0.82

Pro forma net income per share (1)   . . . .                                                                          $ 0.71
Diluted net income per share     . . . . . . .          $ 0.01          $ 0.67         $ 0.71             n/a         $ 0.84
Dividends declared per share
  of common stock        . . . . . . . . . . .          $ 0.41          $ 0.54         $ 0.38               -              -
Average common shares outstanding
   Basic       . . . . . . . . . . . . . . . .          13,742          14,353         15,004          14,181         11,316
   Pro forma (1)     . . . . . . . . . . . . .                                                                        13,414
   Diluted     . . . . . . . . . . . . . . . .          13,922          14,584         15,164             n/a         11,380
                                                                                December 31,
                                                     1999             1998           1997            1996           1995
                                                     ----             ----           ----            ----           ----
Working capital (deficit)      . . . . . . . .      $  (44,329)      $ (36,813)     $ (29,842)      $ (26,929)       $ 23,013
Total assets       . . . . . . . . . . . . . .         260,425         276,805        243,324         244,701        112,667
Total debt       . . . . . . . . . . . . . . .          95,837          97,323         43,694          62,298          1,282
Common stockholders' equity      . . . . . . .          86,281          91,652        116,566         108,783         80,966

(1) Gives effect to the recapitalization of all 19,000,000 shares of Preferred Stock (plus the right to receive dividends accrued thereon), which were exchanged for 1,397,857 shares of our Common Stock contemporaneously with the consummation of our initial public offering on May 19, 1995, for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following is a discussion of changes in the consolidated results of our operations for the years ended December 31, 1999, 1998, and 1997.

         We are a leading managed health care services company, providing marketing, distribution, administration, and medical cost management services for health care plans and other benefit programs. We function solely as a service provider generating fee-based income and do not assume any underwriting risk.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to our revenue for such periods.

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                1999                 1998                 1997
                                                           ----------------     ----------------    -----------------

Total revenues          . . . . . . . . . . . . . . . . .          100.0 %              100.0 %              100.0 %
                                                                   -------              -------              -------
Expenses:
  Agent commissions           . . . . . . . . . . . . . .           20.2 %               23.7 %               23.3 %
  Personnel         . . . . . . . . . . . . . . . . . . .           41.4 %               42.6 %               40.2 %
  General and administrative        . . . . . . . . . . .           28.9 %               24.8 %               19.5 %
  Restructure charge        . . . . . . . . . . . . . . .            1.4 %                0.7 %                0.5 %
  Integration       . . . . . . . . . . . . . . . . . . .            0.1 %                1.4 %                1.7 %
  Other expenses        . . . . . . . . . . . . . . . . .            0.1 %                0.6 %                0.1 %
  Gain on sale of investments, net        . . . . . . . .           (1.7)%              (11.5)%                  -
  Depreciation and amortization         . . . . . . . . .            6.0 %                5.5 %                5.7 %
  Interest expense      . . . . . . . . . . . . . . . . .            2.8 %                2.4 %                1.5 %
  Interest income       . . . . . . . . . . . . . . . . .           (0.2)%               (0.4)%               (0.6)%
  Equity in loss of joint ventures      . . . . . . . . .            0.1 %                4.1 %                1.0 %
                                                                   -------              -------              -------
         Total expenses         . . . . . . . . . . . . .           99.1 %               93.9 %               92.9 %
                                                                   -------              -------              -------
Income before provision for income
     taxes and minority interest        . . . . . . . . .            0.9 %                6.1 %                7.1 %

Provision for income taxes        . . . . . . . . . . . .            0.8 %                3.0 %                3.3 %
                                                                   -------              -------              -------

Income before minority interest       . . . . . . . . . .            0.1 %                3.1 %                3.8 %
Minority interest       . . . . . . . . . . . . . . . . .            0.1 %               (0.3)%                  -
                                                                   -------              -------              -------

Net income          . . . . . . . . . . . . . . . . . . .            0.0 %                3.4 %                3.8 %
                                                                   =======              =======              =======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues for the year ended December 31, 1999 decreased $11.8 million, or 4.1%, to $277.4 million from $289.2 million in 1998. New revenues of $13.2 million and $5.9 million recognized as a result of the CENTRA and NPPN acquisitions, respectively, were offset by a decrease of $29.5 million in revenues from fully insured customers, primarily related to the transition of a block of indemnity/preferred provider organization business from The Travelers Insurance Company and United HealthCare Corporation to Seaboard Life Insurance Company (USA) products and a decrease in revenues from the block of business assumed from TMG Life Insurance Company in 1997. This reduction in fully insured revenues was partially offset by revenues from new carrier relationships. Other revenue decreases of $4.1 million were realized from self-funded customers, primarily related to the loss of twelve customers. We recognized an increase in NPPN revenues of $2.8 million for the period of June through December 1999, as compared to the same seven-month period in 1998.

         Agent commission expense for the year ended December 31, 1999 decreased $12.5 million, or 18.3%, to $55.9 million from $68.4 million for the same period in 1998. This decrease is consistent with the decrease in fully insured revenues for the period indicated, as described above.

         Personnel expense for the year ended December 31, 1999 decreased $8.6 million, or 7.0%, to $114.7 million from $123.3 million in 1998. We incurred $6.6 million of personnel expense associated with the consolidation of CENTRA and NPPN. These consolidation expenses were offset by reduced salaries resulting from a reduction of 485 employees in our workforce and reduction in the use of overtime and temporary help, and the outsourcing of our care management services for CENTRA to Sykes HealthPlan Services, Inc. ("SHPS"). These services are now included as professional services within general and administrative expense.

         General and administrative expense for the year ended December 31, 1999 increased $8.5 million, or 11.8%, to $80.3 million from $71.8 million for the year ended December 31, 1998. This increase was primarily attributable to $8.9 million of general and administrative expense associated with the consolidation of CENTRA's and NPPN's financial results, an increase of $1.9 million in CENTRA professional services due to the outsourcing of its care management services to SHPS beginning in the fourth quarter of 1998, and a charge of $5.7 million in pretax expense primarily related to claims asserted by four former customers and seven insurance brokers (see Note 10 to the financial statements appearing elsewhere in this Form 10-K). This increase was partially offset by reductions in rent due to office closings and reductions in telephone, postage, printing, and charges to the reserve for doubtful accounts.

         During 1999, we recorded a total of $3.8 million in restructuring costs for office closure and employee terminations. In the second quarter of 1999, we incurred $0.9 million of restructuring costs reflecting employee terminations associated with reductions in our fully insured workforce in Tampa, Florida. We terminated 63 employees in management, claims administration, and information systems. In December 1999, we recorded a restructure charge of $2.9 million relating to the closing of our self-funded offices in Richardson, Texas and San Bernardino, California, and additional reductions in the self-funded workforces in Duncan, Oklahoma and St. Louis, Missouri. We terminated a total of 133 employees in management, claims administration, and information systems.

         We recorded $2.1 million in restructuring costs during the year ended December 31, 1998. These costs reflected employee terminations, lease terminations, and the abandonment of property and equipment associated with closing our Framingham, Massachusetts, Chicago, Illinois, and Atlanta, Georgia offices.

         Other expense of $1.8 million for the year ended December 31, 1998 reflects costs of $1.4 million associated with the write-off of customer balances due to a billing system conversion and uncollectability of accounts among our self-funded customers, and costs of $0.4 million related to the start-up of new carrier business.

         During 1999, we entered into an agreement to sell certain shares of HealthAxis.com, Inc. stock, resulting in a pretax gain of $4.6 million. During the year ended December 31, 1998, we sold 370,711 of our shares of Caredata.com, Inc. stock and all 200,000 of our shares of Health Risk Management, Inc. stock, resulting in pretax gains of $5.2 million and $0.2 million, respectively. On September 11, 1998, we sold our 50% interest in SHPS to Sykes Enterprises, Incorporated for $30.6 million and recognized a pretax gain on the sale of SHPS of $27.9 million.

         Depreciation and amortization expense for the year ended December 31, 1999 increased $0.9 million, or 5.7%, to $16.7 million from $15.8 million for the year ended December 31, 1998. This increase related primarily to amortization of goodwill on our CENTRA and NPPN acquisitions.

         Interest expense for the year ended December 31, 1999 increased to $7.8 million from $6.9 million in 1998. This increase resulted primarily from increased debt borrowed in 1998 to fund our acquisitions of CENTRA and NPPN, and to fund repurchases of our Common Stock in 1998 and 1999. During 1998 and 1999, we purchased 1,276,700 and 242,700 shares, respectively, of our stock for a collective purchase price of $30.0 million, all of which was borrowed pursuant to our credit facility.

         We recorded our 50% share of the $23.6 million loss incurred by SHPS for the six months ended June 30, 1998. The loss was principally the result of a charge for the write-off of purchased research and development associated with acquisitions by SHPS. We sold our interest in SHPS in September 1998.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues for the year ended December 31, 1998 increased $7.6 million, or 2.7%, to $289.2 million from $281.6 million in 1997. New revenues of $20.3 million and $10.0 million recognized as a result of the CENTRA and NPPN acquisitions, respectively, were offset by a decrease in revenues from fully insured customers ($3.2 million), primarily related to the transition of the United HealthCare and Travelers block of indemnity/preferred provider organization business to Seaboard Life Insurance Company products. This reduction in fully insured revenues was partially offset by $26.1 million in revenues from the Provident Indemnity and Provident American block of business. Other revenue decreases were realized from self-funded customers ($16.7 million), primarily related to the sale of the contracts of Diversified Group Brokerage, Inc., in 1997, along with the loss of three large customers in 1998, and from alliance customers ($3.5 million), primarily related to us exiting the Kentucky alliance in 1997.

         Agent commission expense for the year ended December 31, 1998 increased $2.7 million, or 4.1%, to $68.4 million from $65.7 million in 1997. This increase is consistent with the increase in operating revenues for the period indicated.

         Personnel expense for the year ended December 31, 1998 increased $10.2 million, or 9.0%, to $123.3 million from $113.1 million in 1997. This increase resulted primarily from $16.0 million of personnel expense associated with the consolidation of CENTRA and NPPN. This increase was offset by reduced salaries resulting from a reduction of approximately 435 employees in our workforce and the outsourcing of care management services to SHPS. These services are now included as general and administrative expense. Our personnel expense as a percentage of total revenues was 42.6% for the year ended December 31, 1998 compared to 40.2% in 1997.

         General and administrative expense for the year ended December 31, 1998 increased $16.9 million, or 30.8%, to $71.8 million from $54.9 million in 1997. This increase was primarily attributable to $12.5 million of general and administrative expense associated with the consolidation of CENTRA's and NPPN's financial results along with $6.7 million of costs associated with the outsourcing of our care management services to SHPS. Our general and administrative expense as a percentage of total revenue increased to 24.8% for the year ended December 31, 1998 from 19.5% in 1997 primarily due to the outsourcing of our care management services to SHPS.

         We recorded $2.1 million in restructuring costs during the year ended December 31, 1998. These costs reflect employee terminations, lease terminations, and the abandonment of property and equipment associated with closing our Framingham, Massachusetts, Chicago, Illinois, and Atlanta, Georgia offices. There were 47, 43, and 48 employees terminated in the Framingham, Chicago, and Atlanta offices, respectively. These employees worked in management, claims administration, and information systems. In 1997, we recorded a charge of $1.4 million to reflect the cost of exiting our Framingham, Massachusetts office. This charge reflected the cost of terminating employees and abandoning property and equipment. Our restructure plan included the elimination of approximately 150 jobs in management, administration, and information systems. The administration and claims services historically performed in Framingham were assumed in our Tampa, Florida and Merrimack, New Hampshire offices.

         Integration expense during the year ended December 31, 1998 was $4.2 million. These costs included $2.1 million in converting the data center and three claims platforms for CENTRA and $1.9 million in converting the information systems from our Framingham, Massachusetts office to the Tampa office. Integration expense for the year ended December 31, 1997 was $4.9 million. Of this expense, $3.2 million related to the integration of information systems used by the TMG block of business, Consolidated Group, Inc. and an affiliated company, and Harrington Services Corporation, while $1.7 million represented other costs associated with transferring functions from certain offices, the consolidation of treasury functions, and employee relocations.

         Other expense of $1.8 million for the year ended December 31, 1998 reflects costs of $1.4 million associated with the write-off of customer balances due to a billing system conversion and uncollectability of accounts among our self-funded customers, and costs of $0.4 million related to the start-up of the Provident Indemnity and Provident American block of business.

         During the year ended December 31, 1998, we sold 370,711 of our shares of Caredata.com Inc.'s stock and all 200,000 of our shares of Health Risk Management stock, resulting in gains of $5.2 million and $0.2 million, respectively. On September 11, 1998, we sold our 50% interest in SHPS to Sykes Enterprises for $30.6 million and recognized a gain on the sale of SHPS of $27.9 million.

         Depreciation and amortization expense for the year ended December 31, 1998 decreased $0.1 million, or 0.6%, to $15.8 million from $15.9 million in 1997. Some of our furniture and fixtures became fully amortized in 1997. Additionally, we wrote off internally developed software related to our exiting the Kentucky alliance in 1997. These reductions were partially offset by amortization of goodwill on our CENTRA and NPPN acquisitions.

         Net interest expense for the year ended December 31, 1998 increased to $5.6 million from $2.5 million in 1997. This increase resulted primarily from our acquisitions of CENTRA and NPPN, along with our share repurchase program. During 1998, we purchased 1,276,700 shares of our stock for a collective purchase price of $28.1 million, all of which was borrowed pursuant to our credit facility.

         We recorded our 50% share of the loss incurred by SHPS through the date of its disposition, which was $11.8 million on a pre-tax basis. This loss principally resulted from a charge for the write-off of purchased research and development associated with acquisitions by SHPS.

YEAR 2000 COMPLIANCE

INTRODUCTION

         The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The problems created by using abbreviated dates appear in hardware (such as microchips), operating systems, and other software programs. We implemented our Year 2000 ("Y2K") compliance project to prepare our business for the Year 2000. We define Y2K "compliance" to mean that the computer code will process all defined future dates properly and give accurate results.

PLAN TO ADDRESS YEAR 2000 COMPLIANCE

         We conducted a review of our computer systems and capabilities and created a three-pronged program for addressing issues related to the Y2K. This program includes the purchase and implementation of software packages from vendors, an upgrade of vendor packages to Y2K compliant versions, and the internal development and implementation of new software applications to increase the capabilities of our systems for the future.

         We began implementing this plan in 1996 with an upgrade of the mainframe operating system. We purchased and replaced our accounting and financial system and workers compensation system and wrote and implemented a new system for the unemployment compensation business. We received from the vendor and implemented, for all current accounts, the latest version of its claims processing software, which is Y2K compliant. We also upgraded our billing and administrative system to be Y2K compliant.

         We requested Y2K compliance information from our significant customers and vendors, including landlords and other third parties that are responsible for non-information technology systems such as security and environmental controls. In particular, we asked each vendor and customer for information regarding (a) the status of the vendor's or customer's Y2K readiness initiative, and (b) information regarding any expected changes in the vendor's or customer's data interface with us.

         A team of our information system professionals coordinated our Y2K compliance efforts and tested any new interfaces with vendors and customers. To date, we have not experienced disruptions in any of our computer systems. Our team of information system professionals will continue to monitor our computer systems until we have completed data exchanges with vendors and customers. Although we do not expect that any disruptions that might occur from such data exchanges would materially disrupt our computer systems, we cannot guarantee that they would have no material effect.

COST OF PROJECT

         Between January 1, 1996 and December 31, 1999, we spent $11.6 million for Y2K compliance systems and upgrades. These costs include the expense of replacing any existing systems with Y2K compliant systems, even in cases where the system would have been replaced or upgraded regardless of Y2K requirements. We expect to spend less than $0.5 million during the first quarter of 2000 in both capital and modification costs to complete our Y2K program.

LIQUIDITY AND CAPITAL RESOURCES

         Under our May 1, 1998 Amended and Restated Credit Agreement, as amended, we maintain a line of credit of $115.0 million (the "Line of Credit") with availability equal to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). This multiple is set at 3.25 through June 30, 2001, and steps down thereafter to 2.75 during the remaining term of the facility. First Union National Bank of North Carolina serves as "agency bank," and NationsBank, N.A. serves as co-agent, with respect to this facility. The credit facility contains provisions which include the maintenance of certain minimum financial ratios, limitations on merger and acquisition activity, limitations on capital expenditures, limitations on dividends and distributions, and limitations on investment activity. Our borrowing under the Line of Credit includes interest ranging from LIBOR plus 250 basis points to New York prime plus 150 basis points. Current rates on LIBOR drawings on the Line of Credit at December 31, 1999 were 8.0%. The Line of Credit carries a commitment fee ranging from 0.175% to 0.25% of the unused portion and is secured by the stock of our subsidiaries. The outstanding draw was $90.0 million at December 31, 1999, and the maximum amount available was $90.0 million.

         We did not meet certain financial performance requirements under the credit facility for the third and fourth quarters of 1999. We entered into an amendment and waiver (the "Waiver Agreement") with the lenders under the credit facility under which the lenders waived default with respect to these requirements, provided that: (a) we met certain minimum performance objectives;
(b) the proposed acquisition of us by UICI was consummated on or prior to February 10, 2000; (c) the Agreement and Plan of Merger between us and UICI ("the Merger Agreement") did not otherwise terminate prior to closing of the proposed acquisition; and (d) we refrained from issuing dividends and observed certain limits on our investments and capital expenditures. The amendment and waiver also reduced the amount available under the Line of Credit from $175.0 million to $115.0 million. Our proposed acquisition had not been completed by February 10, 2000, and on February 10, 2000, we entered into a nonwaiver and standstill agreement (the "Standstill Agreement") with the lenders under the credit facility. Pursuant to the Standstill Agreement, the lenders agreed to defer their rights or remedies related to our failure to meet certain financial performance requirements under the credit facility for a period of thirty days from the execution of the amended merger agreement (February 18, 2000) between us and UICI. Additionally, in accordance with the Standstill Agreement: (a) we executed and delivered to the agency bank a supplement to the pledge agreement pledging 100% of the capital stock of HealthAxis.com; (b) we agreed to a change in the applicable margins on borrowings on LIBOR and

New York prime drawings, to 250 and 150 basis points, respectively; and (c) we may not exceed our borrowings on the date of the Standstill Agreement plus the amount available under our swingline credit agreement of $5.0 million with the agency bank. On March 17, 2000, the Standstill Agreement was extended to April 15, 2000.

         On April 14, 2000, after agreeing to terminate the UICI transaction, we entered into an extension of the Standstill Agreement pursuant to which HealthPlan Services and the lenders agreed to amend certain terms of the May 1, 1998 credit agreement, with documentation to be formalized by May 31, 2000. The agreement provides for a $90 million term loan including up to $73.7 million maximum borrowings and remaining amounts available for letters of credit. The agreement requires repayment of $250,000 of principal per month for a three-month period commencing May 31, 2000 and $500,000 each month thereafter with additional repayments of $15 million on January 31 and July 31, 2001, with a final payment in 2001. The agreement also provides for a $25 million revolving credit facility and an August 31, 2001 final maturity. Interest rates vary from base rate plus 1.5% to base rate plus 3.0%.

         The agreement requires initial payment of a fee of 1% of the maximum amount of the facility plus certain administrative fees and annual commitment fee of .25% for letters of credit and unused commitments.

         Under the agreed loan terms, we must maintain certain financial covenants for revenue, EBITDA, is restricted in capital expenditures, and is subject to prepayment with proceeds of certain future activities such as sale of certain assets, public offerings, etc.

         Pursuant to our Line of Credit and prior to the fourth quarter of 1999, we were permitted to pay a quarterly dividend of up to $0.1375 per share of our capital stock (up to $0.55 per share on an annualized basis). During 1999, we declared dividends totaling $5.7 million. These dividends were paid on April 20, July 20, and October 19, 1999.

         Effective in March 1999, we acquired the remaining 20% of the capital stock of Montgomery Management Corporation from Provident Indemnity for $1.5 million.

         During the second quarter of 1997, our Board of Directors authorized us to use up to $20.0 million to support a share repurchase program. We began implementing this share repurchase program in the first quarter of 1998. On May 12, 1998, the Board increased to $30.0 million its authorization to repurchase shares under this program. During the second quarter of 1999, we completed this share repurchase program. During 1999, we acquired an additional 242,700 shares under this program at a cost of $1.9 million.

         On May 28, 1999, we agreed to pay NPPN's former owner net consideration of approximately $6.6 million in settlement of the additional contingent consideration relating to our 1998 acquisition of NPPN. Of this net consideration, we paid approximately $2.6 million in 1999, with the remaining $4.0 million plus interest to be paid evenly on the first and second anniversaries of the settlement.

         On April 29, 1999, we paid CENTRA Benefit Services $4.4 million, which represented a payment of $5.5 million for CENTRA Benefit Services' remaining 49.9% interest in CENTRA, offset by amounts due to us in connection with the CENTRA acquisition.

         We spent $8.0 million for capital expenditures during the year ended December 31, 1999.

         During 1999, we sold 1,415,000 of our shares of HealthAxis.com common stock, resulting in a pretax gain of $4.6 million.

         Based upon current expectations, we believe that all consolidated operating and financing activities for the next twelve months will be met from internally generated cash flow from operations, available cash, or our revised Line of Credit.

INFLATION

         We do not believe that inflation had a material effect on our results of operations for the year ended December 31, 1999 or 1998. There can be no assurance, however, that our business will not be affected by inflation in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We are subject to interest rate risk on our existing Line of Credit and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our notes issued to C G Insurance Services, Inc., the former owner of CENTRA, and certain equipment notes, and our variable rate debt relates to borrowings under our Line of Credit. See "Liquidity and Capital Resources."

         The following table presents the future principal payment obligations (in thousands) and weighted-average interest rates associated with our existing long-term debt instruments, assuming our actual level of long-term indebtedness of $95.8 million as of December 31, 1999:

                                                2000             2001          2002        2003         2004       THEREAFTER
                                          ------------     ------------    ----------    --------    ---------    -------------
Liabilities
Long-term Debt Fixed Rate
   (weighted average interest
    rate of 6.19%)        . . . . . .   $        419   $          291  $        220     $ 4,182       $  202            $ 523

Variable Rate (weighted
   average interest rate
   of 6.94%)        . . . . . . . . .      3,250,000       86,750,000             -           -            -                -

         Our primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest expense requirements and exceed financial covenants, and (iii) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

         We manage interest rate risk on our variable rate debt by using two separate interest rate swap agreements. The agreements, which expire in September and December 2001, effectively convert $40.0 million of variable rate debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.18%.

         A 1% increase in interest rates due to increased rates nationwide would result in additional interest of approximately $0.5 million net of interest saved on our interest rate swap agreements.

         While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, our management continues to evaluate our financial position on an ongoing basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item are listed in Item 14(a)(1) and are submitted at the end of this Annual Report on Form 10-K. We are not required to file any supplementary data under this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION ABOUT DIRECTORS

         Set forth below is information about our directors. Directors are elected at each annual stockholders meeting. Each director holds office until the next annual meeting, unless prior to that time he or she resigns or is removed from the Board. See Item 1 for information about our executive officers.

NAME AND AGE                                 OCCUPATION/BACKGROUND
------------                                 ---------------------
James K. Murray, Jr. - 64                    Chairman of the Board and Chief Executive Officer of HealthPlan Services
                                             since January 1998, President since January 2000, and a director since
                                             October 1994. Mr. Murray was President and Chief Executive Officer of
                                             HealthPlan Services from December 1994 to December 1997.  Mr. Murray held the position of Corporate Senior Vice President of The Dun & Bradstreet
                                             Corporation from March 1990 until his retirement from Dun & Bradstreet in
                                             December 1993.  Mr. Murray also served as Chairman of the Board of the
                                             Reuben H. Donnelly Corp., a publisher of telephone yellow pages, from
                                             August 1991 to December 1993.  Mr. Murray co-founded the predecessor to
                                             HealthPlan Services in 1970.

William L. Bennett - 50                      Director of HealthPlan Services since August 1994, Vice Chairman of the
                                             Board since January 1998, and Chairman of the Board from December 1994 to
                                             December 1997.  Until March 1995, Mr. Bennett served as Chairman and Chief
                                             Executive Officer of Noel Group, Inc., a publicly traded company that held controlling interests in small-to-medium size operating companies.
                                             Mr. Bennett is a director of Allegheny Energy, Inc., an electric utility holding company; and Sylvan, Inc., a company that produces mushroom spawn and fresh mushrooms.

Joseph A. Califano, Jr. - 68                 Director of HealthPlan Services since January 1995.  Since 1992,
                                             Mr. Califano has been Chairman and President of The National Center on
                                             Addiction and Substance Abuse at Columbia University.  He is a director of
                                             Automatic Data Processing, Inc.; Kmart Corporation; True North
                                             Communications Inc.; and Warnaco, Inc.  Mr. Califano is a governor of the
                                             New York Presbyterian Hospital and a trustee of The Century Foundation,
                                             The Urban Institute, and The American Ditchley Foundation.  Mr. Califano
                                             is Founding Chairman of the Institute for Social and Economic Policy in
                                             the Middle East at the Kennedy School of Government at Harvard
                                             University.  He is an Adjunct Professor of Public Health (Health Policy
                                             and Management) at Columbia University's Medical School (Department of
                                             Psychiatry) and School of Public Health and a member of the Institute of
                                             Medicine of the National Academy of Sciences.  Mr. Califano served as
                                             Secretary of the United States Department of Health, Education, and
                                             Welfare from 1977 to 1979.  He is a member of the Advisory Council of the
                                             American Foundation for AIDS Research.  He is the author of nine books and numerous articles.

Joseph S. DiMartino - 56                      Director of HealthPlan Services since March 1995.  Since January 1995,
                                              Mr. DiMartino has been Chairman of the Board of approximately 168 funds in the Dreyfus Family of Mutual Funds.  From 1982 to December 1994, he
                                              was President, a director, and until August 1994 Chief Operating Officer, of The Dreyfus Corporation, an investment advisor and manager of the
                                              Dreyfus Group of Mutual Funds.  He also was Chairman of the Board of
                                              Directors of Noel Group, Inc. from February 1995 to November 1997.  He is a director of The Muscular Dystrophy Association, Carlyle Industries,
                                              Inc., and Century Business Services, Inc.

NAME AND AGE                                 OCCUPATION/BACKGROUND
------------                                 ---------------------
Vincent D. Farrell, Jr. - 53                 Director of HealthPlan Services since July 1997.  Since 1982, Mr. Farrell has been Managing Director and Chief Investment Officer for Spears,
                                             Benzak, Salomon & Farrell, a money management firm based in New York with
                                             $5 billion in assets under management.  Mr. Farrell also is a director of
                                             Swiss Army Brands Company, Inc., a consumer products company best known for its Swiss Army knives and watches.  Mr. Farrell is a frequent guest lecturer throughout the country for a number of large securities firms.

John R. Gunn - 57                            Director of HealthPlan Services since November 1994.  Since 1982, Mr. Gunn has served in various capacities for the Memorial Sloan-Kettering Cancer
                                             Center, a medical center and research institute, and is currently its
                                             Executive Vice President and Chief Operating Officer and a member of its
                                             Board of Managers.  Mr. Gunn is a director of the following not-for-profit entities:  Empire Blue Cross and Blue Shield, The Greater New York
                                             Hospital Association, the Devereaux Foundation, and the Hospital
                                             Association of New York State.

Nancy M. Kane, D.B.A. - 50                   Director of HealthPlan Services since November 1994.  Dr. Kane is an author, lecturer, and recognized expert in managed health care.  Since
                                             1980, she has been a member of the Harvard School of Public Health faculty, where she has served in the Department of Health Policy and
                                             Management.  Dr. Kane is a director of the Urban Medical Group, a not-for-profit medical group practice organization.

David Nierenberg - 46                        Director of HealthPlan Services since November 1994.  Since April 1995,
                                             Mr. Nierenberg has been President of Nierenberg Investment Management Co.,
                                             Inc., an investment management company.  Between 1986 and 1995,
                                             Mr. Nierenberg was a general partner of Trinity Ventures, Ltd., a venture capital company.  Mr. Nierenberg is a director of Southwest Washington
                                             Medical Center, a private not-for-profit hospital.

James G. Niven - 54                          Director of HealthPlan Services since November 1994.  Since 1996,
                                             Mr. Niven has been a Senior Vice President at Sotheby's, an international auction house.  Since 1982, he has been a general partner of Pioneer
                                             Associates, a venture capital investment company.  He also is a director of The Lynton Group, Inc., a company engaged in aircraft charter and maintenance; and Tatham Offshore, Inc., an independent energy company engaged in the development, exploration, and production of offshore oil and gas reserves.  Mr. Niven also is a member of the Board of Managers of
                                             Memorial Sloan-Kettering Cancer Center, a trustee and a director of the
                                             Neil A. McConnell Foundation, and a trustee of The Blenheim Foundation, the Museum of Modern Art, and the National Center for Learning
                                             Disabilities.

NAME AND AGE                                 OCCUPATION/BACKGROUND
------------                                 ---------------------
Robert R. Parker - 67                        Director of HealthPlan Services since July 1998.  Mr. Parker served as
                                             President and Chief Operating Officer of HealthPlan Services from January
                                             1998 to January 2000, and as Executive Vice President and Chief Operating
                                             Officer - Large Group Business from July 1996 to December 1997.  Mr.
                                             Parker was Chairman and Chief Executive Officer of Harrington Services
                                             Corporation from 1986 to December 1997.  Harrington became a wholly owned subsidiary of HealthPlan Services in July 1996.

Marc I. Perkins - 54                          Director of HealthPlan Services since October 1997.  Since April 1999,
                                              Mr. Perkins has been President of Gunther International, a manufacturer of high speed inserting equipment.  Between October 1998 and March 1999,
                                              Mr. Perkins served as Vice Chairman and Chief Executive Officer of
                                              Gunther International.  From 1992 to December 1998, Mr. Perkins was
                                              President and Chief Executive Officer of Perkins Capital Advisers, Inc.
                                              and General Partner of Perkins Partners I, Ltd.  He has been a principal in PMK Securities and Research, Inc., a securities broker dealer, since
                                              February 1995.  He has appeared on CNBC and is a frequent lecturer at numerous organizations and universities.

Arthur F. Weinbach - 56                      Director of HealthPlan Services since February 1997.  Since 1998,
                                             Mr. Weinbach has been Chairman and Chief Executive Officer of Automatic
                                             Data Processing, Inc. ("ADP").  From 1996 to 1998, Mr. Weinbach was
                                             President and Chief Executive Officer of ADP.  Previously, he served as
                                             President and Chief Operating Officer of ADP from 1994 to 1996.  Mr.
                                             Weinbach serves on the Board of Directors of ADP and of Schering-Plough
                                             Corporation, a company engaged in the discovery, development, manufacturing, and marketing of pharmaceutical and health care products.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, each executive officer, director, and beneficial owner of more than ten percent of our outstanding Common Stock must file reports with the Securities and Exchange Commission reporting beneficial ownership of our Common Stock (i) at the time of becoming subject to Section 16's reporting requirements, and (ii) at the time of any changes in beneficial ownership occurring thereafter. On January 1, 1999, Jeffery W. Bak became a "Reporting Person" for purposes of
Section 16(a). A Form 3 was filed with respect to this status on March 8, 1999, after the Form 3 filing deadline. On July 1, 1999, Jeffrey L. Markle became a "Reporting Person" for purposes of Section 16(a). A Form 3 was filed with respect to this status on October 21, 1999, after the Form 3 filing deadline. Based upon review of reports submitted to us and written representations of persons that we know to be subject to these reporting requirements, we believe that all other reports due for 1999 were filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth certain information regarding compensation paid or accrued by us for the fiscal year ended December 31, 1999 to: (i) our Chief Executive Officer; and (ii) each of our four other most highly compensated executive officers whose salary and bonus exceeded $100,000 during 1999 and who was serving as an executive officer at the end of 1999 (collectively, the "Named Officers"). The table also sets forth information regarding paid or accrued compensation to each Named Officer for the two preceding fiscal years.

                                                                         LONG-TERM
                                             ANNUAL COMPENSATION        COMPENSATION
                                             -------------------        ------------

                                                                         SECURITIES                 ALL
            NAME AND                                                     UNDERLYING                OTHER
     PRINCIPAL POSITION (1)     YEAR     SALARY($)      BONUS($)       OPTIONS (#)(2)       COMPENSATION($)(3)
     ----------------------     ----     ---------      --------       --------------       ------------------
    James K. Murray, Jr.        1999     $ 378,056     $ 99,375            35,000                $ 3,333
      Chairman of the Board,    1998       364,000       82,810              --                    1,580
      President, and Chief      1997       350,000         --              35,000                  2,297
      Executive Officer

    Robert R. Parker            1999       238,887       57,408            35,000                  3,333
      Former President and      1998       230,100       55,200              --                    1,129
      Chief Operating           1997       202,963         --              35,000                  2,297
      Officer

    William L. Bennett          1999       216,032       38,938            35,000                  3,333
      Vice Chairman             1998       208,000       49,920              --                    1,342
       of the Board             1997       198,387         --              35,000                  2,000

    Jeffery W. Bak              1999       173,618       78,400            25,000                  3,297
      Executive Vice            1998       135,379       53,250              --                    1,650
      President                 1997       114,192       14,660            20,000                  2,221

    Phillip S. Dingle           1999       174,385       65,000            25,000                  3,333
      Executive Vice            1998       149,558       53,250              --                    1,398
      President and Chief       1997       134,731         --              20,000                    831
      Financial Officer

---------------
(1) Indicates each Named Officer's current position with HealthPlan Services. See "Executive Officers of HealthPlan Services" in Item 1 for a description of previous positions held by each Named Officer.

(2) Refers to incentive stock options granted during the stated fiscal year under either the HealthPlan Services Corporation 1995 Incentive Equity Plan or the Amended and Restated HealthPlan Services Corporation 1996 Employee Stock Option Plan. The Incentive Plan and the Employee Option Plan provide for grants of stock options to our employees, as determined by the Compensation Committee of the Board of Directors. The Compensation Committee may grant these options as incentive options, which qualify for certain favorable tax treatment, or as non-qualified options. The Compensation Committee has the authority to set the exercise price for options at the time of grant, except that the exercise price of an incentive option may not be less than the fair market value of the Common Stock on the grant date. Each option grant reflected in the table vests over a four-year period from the date of the grant, with 20% of the options becoming vested on the grant date and 20% becoming vested on each successive anniversary of the grant date, until the options become fully vested on the fourth anniversary of the grant date. In the event of any merger or other transaction in which HealthPlan Services does not survive, the Compensation Committee at its option may accelerate the vesting of all outstanding Incentive Plan and Employee Option Plan options, subject to applicable law.

(3) Consists of Company contributions to each Named Officer's account under the HealthPlan Services, Inc. Profit Participation 401(k) Plan. Does not include the amount of life insurance premium payments allocable to any Named Officer. HealthPlan Services provides all employees with life insurance benefits that are generally equal to two years base salary, subject to certain adjustments.


                              OPTION GRANTS IN 1999

                              INDIVIDUAL GRANTS(1)

                     --------------------------------------

                                                                                           POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                                          ANNUAL RATES OF STOCK PRICE APPRECIATION
                                                                                               FOR OPTION TERM (10 YEARS)(2)
                                                                                        --------------------------------------------
                                                                                                 5%                      10%
                                                                                        ---------------------    -------------------

                           NUMBER OF        % OF TOTAL     EXERCISE OR    EXPIRATION    PER        AGGREGATE    PER       AGGREGATE
NAME                       SECURITIES         OPTIONS       BASE PRICE       DATE       SHARE        VALUE      SHARE       VALUE
                           UNDERLYING       GRANTED TO      ($/SHARE)                    VALUE                   VALUE
                            OPTIONS         EMPLOYEES IN
                           GRANTED (#)      FISCAL YEAR
                        ----------------- ---------------- ------------- -------------- -------- -------------- -------- -----------
James K. Murray, Jr.         35,000            .07           $11.00         1/7/09       $6.92     $242,200     $17.52    $613,200

Robert R. Parker             35,000            .07            11.00         1/7/09        6.92      242,200      17.52     613,200

William L. Bennett           35,000            .07            11.00         1/7/09        6.92      242,200      17.52     613,200

Jeffery W. Bak               25,000            .05            11.00         1/7/09        6.92      173,000      17.52     438,000

Phillip S. Dingle            25,000            .05            11.00         1/7/09        6.92      173,000      17.52     438,000

-------------------

(1) Consists of option grants under the Employee Option Plan. Each option grant vests over a four-year period from the grant date, January 7, 1999, with 20% of the options becoming vested on the grant date and 20% becoming vested on each successive anniversary of the grant date, until the options become fully vested on the fourth anniversary of the grant date.

(2) The dollar gains under these columns result from calculations assuming 5% and 10% growth rates, as set by the Securities and Exchange Commission, and are not intended to forecast future price appreciation of our Common Stock. The gains reflect a future value based upon growth at the prescribed rates. We are not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. Options have value to the Named Officers and to all option recipients only if the price of our Common Stock advances beyond the applicable option exercise price during the effective option period.

    AGGREGATED OPTION EXERCISES DURING 1999 AND FISCAL YEAR-END OPTION VALUES

         The following table provides information related to stock options exercised by each Named Officer during 1999 and the number of unexercised stock options held by each Named Officer at year-end. There are no outstanding stock appreciation rights.

                                                                                     NUMBER OF SECURITIES
                                                                                    UNDERLYING UNEXERCISED
                                                                                          OPTIONS AT
                                                                                     FISCAL YEAR-END (#)
                                                                                     -------------------
                             SHARES ACQUIRED             VALUE
NAME                         ON EXERCISE (#)          REALIZED($)             EXERCISABLE           UNEXERCISABLE
----                         ---------------          -----------             -----------           -------------

James K. Murray, Jr.               -0-                    -0-                   158,000                62,000
Robert R. Parker                   -0-                    -0-                    88,000                57,000
William L. Bennett                 -0-                    -0-                   158,000                62,000
Jeffery W. Bak                     -0-                    -0-                    31,200                33,000
Phillip S. Dingle                  -0-                    -0-                    40,000                35,500

---------------

PARKER EMPLOYMENT AGREEMENT

         HealthPlan Services was a party to an Employment and Noncompetition Agreement with Robert R. Parker. The agreement, which had a three-year term ending June 30, 1999, required Mr. Parker to perform duties assigned to him by the Board of Directors at an annual base salary of not less than $200,000. Mr. Parker resigned his position as President and Chief Operating Officer of HealthPlan Services in January 2000. Mr. Parker remains a director of HealthPlan Services.

DIRECTOR COMPENSATION

         We reimburse all directors for out-of-pocket expenses, including travel expenses, related to attendance at Board and committee meetings. Directors who are also HealthPlan Services employees receive no additional compensation for their service on the Board of Directors and Board committees. Each director who is not an employee is entitled to a quarterly retainer fee of $1,250 and an additional fee of $500 for each Board meeting and committee meeting attended.

         Pursuant to the HealthPlan Services Corporation 1997 Directors Equity Plan, each non-employee director may receive Common Stock rather than a cash retainer fee as compensation for each quarter in which the director serves on the Board. The shares issued for each quarter have a value equal to $2,500, which is calculated based on the fair market value of our Common Stock at the end of the quarter. An eligible director may make an irrevocable election not to participate in the Directors Equity Plan in any year and instead receive quarterly cash retainers. The aggregate number of shares of Common Stock available for awards under the Directors Equity Plan is 100,000, subject to specified adjustments in the event of changes in the outstanding shares of Common Stock.

         Each director who is not an employee of HealthPlan Services also participates in the 1995 HealthPlan Services Corporation Directors Stock Option Plan. Pursuant to the Directors Option Plan, each participating director automatically receives an option to purchase 12,000 shares of Common Stock, effective as of the later of (i) May 18, 1995 (the business day immediately preceding the day that our securities were first offered to the public in an underwritten initial public offering), or (ii) the date that the director becomes eligible to participate. Each participating director is also granted an additional option to purchase 12,000 shares of Common Stock if he or she is reelected to the Board of Directors at the annual meeting of stockholders that follows the director's fourth complete year of service on the Board. All options vest over a four-year period from the date of grant, with 20% of the options becoming exercisable on the grant date and 20% becoming exercisable on each of the next four anniversaries of the grant date. In the event of any merger, consolidation, or sale of substantially all of our assets, we may accelerate vesting of the outstanding Directors Option Plan options, subject to applicable law. The exercise price of each option is the fair market value of our Common Stock as of the grant date. The aggregate number of shares of Common Stock available for awards under the Directors Option Plan is 240,000, subject to specified adjustments in the event of changes in the outstanding shares of Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board is composed of four directors:
Joseph A. Califano, Jr., Vincent D. Farrell, Jr., James G. Niven, and Arthur F. Weinbach, none of whom is or was an officer or employee of HealthPlan Services. Mr. Weinbach is Chairman and Chief Executive Officer of ADP. As required by a December 1996 agreement under which ADP purchased approximately 9% of our Common Stock, Mr. Weinbach was elected to our Board of Directors in February 1997. ADP has provided payroll and shareholder distribution services for us since 1995. During 1999, we paid ADP approximately $240,000 for these services.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         To the best of our knowledge, based on information filed with the Securities and Exchange Commission and information provided directly to us by the persons and entities named below, the following table sets forth the beneficial ownership of our Common Stock as of February 9, 2000, by: (i) each beneficial owner of more than five percent of our Common Stock; (ii) each director; (iii) each officer who is a Named Officer in the Summary Compensation Table set forth above in Item 11; and (iv) our directors and executive officers as a group. Except as otherwise indicated, each stockholder named below has sole investment and voting power with respect to shares beneficially owned by the stockholder. We do not know of any arrangement that may result in a change of control of HealthPlan Services.

                                                                               SHARES BENEFICIALLY
NAME AND ADDRESS                           POSITION WITH HEALTHPLAN                OWNED AS OF             PERCENT
OF BENEFICIAL OWNER                                SERVICES                     FEBRUARY 9, 2000          OF CLASS
-------------------                        ------------------------             ----------------          --------
James K. Murray, Jr.                       Chairman, President, and                 928,641 (1)             6.7%
3501 Frontage Road                         Chief Executive Officer
Tampa, Florida 33607

William L. Bennett                         Vice Chairman of the Board               409,865 (2)             3.0%
149 Common Street
Dedham, Massachusetts 02026

Joseph A. Califano, Jr.                    Director                                  25,932 (3)             0.2%
152 W. 57th Street
12th Floor
New York, New York 10019

Joseph S. DiMartino                        Director                                  73,069 (3)             0.5%
22 E. 67th Street
New York, New York 10021

Vincent D. Farrell, Jr.                    Director                                 227,996 (4)             1.7%
45 Rockefeller Plaza
33rd Floor
New York, New York 10111

John R. Gunn                               Director                                  25,932 (3)             0.2%
1275 York Avenue
New York, New York 10021

                                                                               SHARES BENEFICIALLY
NAME AND ADDRESS                           POSITION WITH HEALTHPLAN                 OWNED AS OF             PERCENT
OF BENEFICIAL OWNER                                SERVICES                      FEBRUARY 9, 2000          OF CLASS
-------------------                        -------------------------             ----------------          --------
Nancy M. Kane, D.B.A.                      Director                                  25,482 (5)             0.2%
677 Huntington Avenue
Boston, Massachusetts 02115

David Nierenberg                           Director                                  58,417 (6)             0.4%
19605 N. E. 8th Street
Camas, Washington 98607

James G. Niven                             Director                                  30,462 (3)             0.2%
1334 York Avenue
New York, New York 10021

Robert R. Parker                           Director                                 366,697 (7)             2.7%
300 Eddy Street
Quanah, TX 79252

Marc I. Perkins                            Director                                   7,320 (8)             0.1%
One Winnenden Road
Norwich, Connecticut 06360

Arthur F. Weinbach                         Director                                   9,882 (9)             0.1%
One ADP Boulevard
Roseland, New Jersey 07068

Jeffery W. Bak                             Executive Vice President                  38,960 (10)            0.3%
3501 Frontage Road
Tampa, Florida 33607

Phillip S. Dingle                          Executive Vice President and              48,964 (11)            0.4%
3501 Frontage Road                         Chief Financial Officer
Tampa, Florida 33607

Automatic Data Processing, Inc.                          --                         1,320,000               9.7%
One ADP Boulevard
Roseland, New Jersey 07068

DePrince, Race & Zollo, Inc.                             --                      3,012,200 (12)             22.0%
201 S. Orange Avenue, Suite 850
Orlando, Florida 32801

Dimensional Fund Advisors Inc.                           --                      1,112,205 (13)             8.1%
1299 Ocean Avenue
11th Floor
Santa Monica, California 90401

All Directors and Executive Officers as                  --                      2,386,119 (14)             16.6%
a group (includes 16 persons)

------------------------------------------

(1) Does not include 160,000 shares held by a private entity in which Mr. Murray owns securities; Mr. Murray is not a controlling shareholder of such entity and he does not have or share investment control over the entity's portfolio. Includes 13,156 shares held by a private company with respect to which Mr. Murray shares investment and voting power; Mr. Murray disclaims beneficial ownership in such shares except to the extent of his interest in such private company. Also includes: 150,000 shares held by Mr. Murray's wife, as to which shares Mr. Murray disclaims beneficial ownership; 593,803 shares held by a family limited partnership with respect to which Mr. Murray shares investment and voting power; and 165,000 shares issuable upon exercise of options that are exercisable within 60 days of February 9, 2000.

(2) Includes 167,400 shares issuable upon exercise of options that are exercisable within 60 days of February 9, 2000. Also includes 3,609 shares held by Mr. Bennett's children, as to which Mr. Bennett disclaims beneficial ownership.

(3) Includes 14,400 shares issuable upon exercise of options that are exercisable within 60 days of February 9, 2000.

(4) Includes 7,200 shares issuable upon exercise of options that are exercisable within 60 days of February 9, 2000. Also includes 219,097 shares beneficially owned by Spears, Benzak, Salomon & Farrell, Inc., a division of Key Asset Management, Inc., with respect to which shares Mr. Farrell disclaims beneficial ownership. Mr. Farrell is Managing Director and Chief Investment Officer of Spears Benzak.

(5) Includes 14,400 shares issuable upon exercise of options that are exercisable within 60 days of February 9, 2000. Also includes 450 shares held by Dr. Kane as custodian for her minor child.

(6) Includes 14,400 shares issuable upon exercise of options that are exercisable within 60 days of February 9, 2000. Also includes 43,735 shares held by the Nierenberg Family 1993 Living Trust, with respect to which Mr. Nierenberg has investment and voting power as trustee.

(7) Includes 97,400 shares issuable upon exercise of options that are exercisable within 60 days of February 9, 2000.

(8) Includes 7,200 shares issuable upon exercise of options that are exercisable within 60 days of February 9, 2000.

(9) Includes 9,600 shares issuable upon exercise of options that are exercisable within 60 days of February 9, 2000. Does not include the proportionate share ownership of the Company represented by 443,383 shares of Automatic Data Processing, Inc. ("ADP") common stock that are beneficially owned by Mr. Weinbach or 554,000 shares of ADP common stock issuable to Mr. Weinbach upon exercise of options that are exercisable within 60 days of February 9, 2000. Also does not include 1,320,000 shares held by ADP. Mr. Weinbach is the Chairman and Chief Executive Officer of ADP, and therefore may be deemed to share investment and voting power with respect to the shares owned by ADP.

(10) Includes 36,200 shares issuable upon exercise of options that are exercisable within 60 days of February 9, 2000.

(11) Includes 45,000 shares issuable upon exercise of options that are exercisable within 60 days of February 9, 2000.

(12) The information set forth in the table and this footnote regarding shares beneficially owned by DePrince, Race & Zollo, Inc. as of February 9, 2000 is based on information provided to us by DePrince Race.

(13) The information set forth in the table and this footnote regarding shares beneficially owned by Dimensional Fund Advisors, Inc. as of February 9, 2000 is based on information provided to us by Dimensional. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the "Portfolios"). In its role as investment advisor and investment manager, Dimensional possesses both voting and investment power over 1,112,205 shares of our Common Stock as of February 9, 2000. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.

(14) Includes 692,400 shares issuable upon exercise of options that are exercisable within 60 days of February 9, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 1996, we entered into an agreement with Noel Group, Inc. and ADP pursuant to which Noel agreed to sell 1,320,000 shares of our Common Stock to ADP at a purchase price of $20 per share. Upon completion of this transaction on February 7, 1997, ADP owned approximately 9% of our Common Stock. As required by the ADP Agreement, Arthur F. Weinbach, Chairman and Chief Executive Officer of ADP, was elected to our Board of Directors in February 1997. ADP has provided payroll and shareholder distribution services for us since 1995. During 1999, we paid ADP approximately $240,000 for these services.

         During 1999, James F. Carlin, who was a HealthPlan Services director until February 1999, was a limited partner in Consolidated Group Service Company Limited Partnership, and was a shareholder and a director of the Consolidated Partnership's general partner. The Consolidated Partnership owns our former Framingham, Massachusetts facility and leased this property to Consolidated Group beginning in 1987. In November 1998, in connection with the closing of our Framingham operations, we entered into an agreement with the Consolidated Partnership to terminate the lease, which had a term expiring in May 2003. Under the termination agreement, we committed to pay up to approximately $2.2 million to the Consolidated Partnership over a three-year period to cover certain rent differential, tenant improvement, and other costs related to the termination and to leasing the facility to a new tenant. During 1999, we paid the Consolidated Partnership approximately $325,000 under this arrangement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)      The following consolidated financial statements of HealthPlan
                  Services and its subsidiaries are filed as part of this Form
                  10-K starting at page F-1:

                  Report of Independent Accountants

                  Consolidated Balance Sheets - December 31, 1999 and 1998

                  Consolidated Statements of Operations - Years ended December 31, 1999, 1998, and 1997

                  Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 1999, 1998, and 1997

                  Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998, and 1997 Notes to Consolidated Financial Statements

         (2)      Report of Independent Accountants on Supplemental Schedule

                  Schedule II - Schedule of Valuation and Qualifying Accounts for each of the Years Ended December 31, 1999, 1998, and 1997

         (3)      Exhibits included or incorporated herein:

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
------            -----------------------

2.1 Amended and Restated Acquisition Agreement, dated August 31, 1995, by and among HealthPlan Services, Inc., Millennium HealthCare, Inc., and Third Party Claims Management, Inc. (incorporated by reference to HealthPlan Services ("the Company's") Form 8-K Current Report filed on September 15,
                  1995).

2.2 Asset Purchase Agreement, dated October 1, 1995, by and between HealthPlan Services, Inc. and Diversified Group Brokerage Corporation, and Amendment to the Asset Purchase Agreement, dated October 11, 1995, by and between HealthPlan Services, Inc. and Diversified Group Brokerage Corporation (incorporated by reference to the Company's Form 8-K Current Report filed on October 27, 1995).

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

2.8 Amended and Restated Acquisition Agreement dated May 15, 1998 by and among HealthPlan Services Corporation, National Preferred Provider Network, Inc., and other parties named therein (incorporated by reference to Exhibit 2.8 to the Company's Annual Report on Form 10-K filed on March 30, 1999).

2.9 Subscription and Asset Contribution Agreement dated June 16, 1998 by and between CENTRA HealthPlan LLC, and its prospective members: HealthPlan Services, Inc., and CENTRA Benefit Services, Inc. (incorporated by reference to Exhibit 2.8 to the Company's 1998 Annual Report and Form 10-K filed on March 30, 1999).

2.10 Stock Purchase Agreement dated September 1, 1998 among Sykes Enterprises, Incorporated, HealthPlan Services Corporation, and Sykes HealthPlan Services, Inc. (incorporated by reference to Exhibit 2.8 to the Company's 1998 Annual Report and Form 10-K filed on March 30, 1999).

2.11          (a) Agreement and Plan of Merger dated October 5, 1999 by and among UICI and HealthPlan Services Corporation (incorporated by reference to Exhibit 99.2 to the HealthPlan Services Current Report on Form 8-K filed on October 7, 1999); Amended and Restated Agreement and Plan of Merger between UICI, UICI Acquisition Co., UICI Capital Trust I, and HealthPlan Services Corporation dated February 18, 2000 (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed on February 23, 2000);

              (b) Amendment to Amended and Restated Agreement and Plan of Merger
                  dated March 23, 2000 by and among UICI and HealthPlan
                  Services.

              (c) Termination Agreement, dated April 13, 2000, by and among UICI and HealthPlan Services.

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

10.8 Subscription Agreement dated as of September 30, 1994 among the Company, James K. Murray, Jr., Trevor G. Smith, and Charles H. Guy, Jr. (incorporated by reference to Exhibit
                  10.11 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

10.9 Stock Purchase Agreement dated as of October 5, 1994 among the Company, Noel Group, Inc., Trinity Side-by-Side Fund I, L.P., Trinity Ventures II, L.P., and Trinity Ventures III, L.P. (incorporated by reference to Exhibit 10.12 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18,
                  1995).

10.10 Form of Stock Purchase Agreement dated as of December 15, 1994 among the Company, Noel Group, Inc., and each of the signatories listed on the signature pages thereto (incorporated by reference to Exhibit 10.13 to the Company's Form S-1 Registration Statement #33-90472, filed on May 18,
                  1995).

10.11             (a)      Lease Agreement between the Company and Paragon
                           Group, Inc. (as agent for Airport Southeast
                           Associates, Ltd.), dated January 26, 1982, as amended on June 18, 1987 by agreement between the Company and Concourse Associates Venture (successor in interest to Airport Southeast Associates) (Concourse Center I,
                           Tampa, Florida) (incorporated by reference to Exhibit
                           10.14(a) to the Company's Form S-1 Registration
                           Statement #33-90472, filed on May 18, 1995).

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

10.12             (a)      Amended and Restated Credit Agreement dated as of May
                           1, 1998 by and among HealthPlan Services Corporation,
                           First Union National Bank, and other lenders named
                           therein, as amended by:  the First Amendment thereto
                           dated June 23, 1998; and Second Amendment and Waiver
                           dated December 15, 1998 (incorporated by reference to
                           Exhibit 10.12 to the Company's Annual Report on Form
                           10-K, filed March 30, 1999).

                  (b) Third Amendment and Waiver dated November 15, 1999; and the Nonwaiver and Standstill Agreements dated February 11, 2000; waiver and consent dated March 1, 2000.

                  (c) Second Extension of Nonwaiver and Standstill Agreement, dated April 13, 2000.*

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

10.19 Deferred Compensation Plan of R.E. Harrington, Inc. dated January 1, 1998 (compensatory plan) (incorporated by reference to Exhibit 10.19 to the Company's 1998 Annual Report and Form 10-K filed on March 30, 1999).

10.20 Management Agreement dated February 28, 1998 among Midwestern United Life Insurance Company, HealthPlan Services, Inc., and Connecticut General Life Insurance Company (incorporated by reference to Exhibit 10.20 to the Company's 1998 Annual Report and Form 10-K filed on March 30, 1999).

10.21 Administration Services Agreement dated July 1, 1997 between Seaboard Life Insurance Company and HealthPlan Services, Inc. (incorporated by reference to Exhibit 10.21 to the Company's 1998 Annual Report and Form 10-K filed on March 30, 1999).

10.22 Services Agreement effective February 1, 1998 by and among Provident Indemnity Life Insurance Company, and Provident American Life and Health Insurance Company, HealthPlan Services Corporation, and HealthPlan Services, Inc. (incorporated by reference to Exhibit 10.22 to the Company's 1998 Annual Report and Form 10-K filed on March 30, 1999).

11.1 Statement regarding computation of per share earnings: not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

21.1              Subsidiaries of the registrant.

23.1              Consent of PricewaterhouseCoopers LLP.

27.1              Financial Data Schedule.

* To be filed by amendment.

(b) We filed the following Current Report on Form 8-K during the three months ended December 31, 1999:

         Form 8-K Current Report, filed on October 7, 1999, regarding the UICI Agreement and Plan of Merger (without financial statements or pro forma financial information).

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HealthPlan Services has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on the 14th day of April, 2000.

                        HEALTHPLAN SERVICES CORPORATION


                        By: /s/   James K. Murray, Jr.
                            --------------------------
                            James K. Murray, Jr.
                            President, Chief Executive Officer, and
                            Chairman of the Board  (Principal Executive Officer)


                        By: /s/ Phillip S. Dingle
                            ---------------------
                            Phillip S. Dingle
                            Executive Vice President and Chief Financial Officer (Principal Financial Officer and
                             Principal Accounting Officer)

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

SIGNATURE                       TITLE                            DATE
---------                       -----                            ----


/s/ James K. Murray, Jr.        President, Chief Executive       April 14, 2000
------------------------        Officer, and Chairman of the
    James K. Murray, Jr.        Board (Principal Executive
                                Officer)

/s/ William L. Bennett          Vice Chairman of the Board       April 14, 2000
----------------------
    William L. Bennett

                                Director
---------------------------
    Joseph A. Califano, Jr.

/s/ Joseph S. DiMartino         Director                         April 14, 2000
---------------------------
    Joseph S. DiMartino

                                Director
---------------------------
    Vincent D. Farrell, Jr.

                                Director
----------------
    John R. Gunn

SIGNATURE                       TITLE                            DATE
---------                       -----                            ----

                                Director
-----------------
    Nancy M. Kane

/s/ David Nierenberg            Director                         April 14, 2000
--------------------
    David Nierenberg

/s/ James G. Niven              Director                         April 14, 2000
------------------
    James G. Niven

/s/ Robert R. Parker            Director                         April 14, 2000
--------------------
    Robert R. Parker

/s/Marc I. Perkins              Director                         April 14, 2000
------------------
    Marc I. Perkins

/s/ Arthur F. Weinbach          Director                         April 14, 2000
----------------------
    Arthur F. Weinbach

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS
AND STOCKHOLDERS OF
HEALTHPLAN SERVICES CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of HealthPlan Services Corporation and its subsidiaries (HealthPlan Services) at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of HealthPlan Services' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
April 14, 2000
Tampa, Florida

                         HEALTHPLAN SERVICES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                        DECEMBER 31,
                                                                            --------------------------------------
                                                                                  1999                 1998
                                                                            -----------------    -----------------
                                ASSETS
Current assets:
  Cash and cash equivalents        . . . . . . . . . . . . . . . . . .    $               -    $           4,582
  Restricted cash      . . . . . . . . . . . . . . . . . . . . . . . .                    3               11,373
  Accounts receivable, net of allowance for doubtful
      accounts of $3,211 and $1,689, respectively    . . . . . . . . .               22,933               21,834
  Prepaid expenses and other current assets      . . . . . . . . . . .                4,135                3,604
  Refundable income taxes        . . . . . . . . . . . . . . . . . . .                  666                    -
  Deferred taxes       . . . . . . . . . . . . . . . . . . . . . . . .                4,532                1,448
                                                                            -----------------    -----------------
          Total current assets     . . . . . . . . . . . . . . . . . .               32,269               42,841
Property and equipment, net        . . . . . . . . . . . . . . . . . .               27,804               27,172
Other assets, net of accumulated amortization of
      $1,295 and $963, respectively    . . . . . . . . . . . . . . . .                2,537                2,744
Deferred taxes       . . . . . . . . . . . . . . . . . . . . . . . . .                    -                1,145
Note receivable        . . . . . . . . . . . . . . . . . . . . . . . .                    -                3,499
Investments      . . . . . . . . . . . . . . . . . . . . . . . . . . .                6,513                6,647
Intangible assets, net   . . . . . . . . . . . . . . . . . . . . . . .              191,302              192,757
                                                                            -----------------    -----------------
          Total assets   . . . . . . . . . . . . . . . . . . . . . . .    $         260,425    $         276,805
                                                                            =================    =================
            LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft       . . . . . . . . . . . . . . . . . . . . . . . .    $           1,188    $               -
  Accounts payable       . . . . . . . . . . . . . . . . . . . . . . .                4,377               13,917
  Premiums payable to carriers     . . . . . . . . . . . . . . . . . .               33,930               38,146
  Commissions payable      . . . . . . . . . . . . . . . . . . . . . .                4,862                5,232
  Deferred revenue       . . . . . . . . . . . . . . . . . . . . . . .                1,762                3,707
  Accrued liabilities    . . . . . . . . . . . . . . . . . . . . . . .               26,810               16,769
  Income taxes payable       . . . . . . . . . . . . . . . . . . . . .                    -                1,397
  Current portion of long-term debt payable    . . . . . . . . . . . .                3,669                  486
                                                                            -----------------    -----------------
          Total current liabilities. . . . . . . . . . . . . . . . . .               76,598               79,654
Notes payable        . . . . . . . . . . . . . . . . . . . . . . . . .               92,168               96,837
Deferred taxes       . . . . . . . . . . . . . . . . . . . . . . . . .                2,892                    -
Other long-term liabilities    . . . . . . . . . . . . . . . . . . . .                2,486                2,732
                                                                            -----------------    -----------------
          Total liabilities  . . . . . . . . . . . . . . . . . . . . .              174,144              179,223
                                                                            -----------------    -----------------

Minority interest    . . . . . . . . . . . . . . . . . . . . . . . . .                    -                5,930
                                                                            -----------------    -----------------

Commitments and contingencies (Note 12)

Stockholders' equity:
   Common stock, $0.01 par value, 100,000,000 authorized, 15,190,458 issued at
     December 31, 1999 and,
     15,174,315 at December 31, 1998       . . . . . . . . . . . . . .                  152                  152
   Additional paid-in capital    . . . . . . . . . . . . . . . . . . .              110,357              109,887
   Treasury stock, 1,519,400 at December 31, 1999 and
   1,276,700 shares at December 31, 1998       . . . . . . . . . . . .             (30,006)             (28,088)
   Retained earnings       . . . . . . . . . . . . . . . . . . . . . .                4,184                9,736
   Unrealized appreciation (depreciation) on investments
      available for sale, net of tax . . . . . . . . . . . . . . . . .                1,594                 (35)
                                                                            -----------------    -----------------
          Total stockholders' equity   . . . . . . . . . . . . . . . .               86,281               91,652
                                                                            -----------------    -----------------
          Total liabilities and stockholders' equity . . . . . . . . .    $         260,425    $         276,805
                                                                            =================    =================

             The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           FOR THE YEAR ENDED DECEMBER 31,

                                                                      1999               1998               1997
                                                                 ---------------     -------------      --------------
Operating revenues        . . . . . . . . . . . . . . . . .   $        277,424    $      289,247     $       281,644
                                                                 ---------------     -------------      --------------
Expenses:
   Agent commissions        . . . . . . . . . . . . . . . .             55,923            68,449              65,674
   Personnel        . . . . . . . . . . . . . . . . . . . .            114,685           123,290             113,141
   General and administrative   . . . . . . . . . . . . . .             80,323            71,777              54,947
   Restructure charge     . . . . . . . . . . . . . . . . .              3,856             2,052               1,374
   Integration      . . . . . . . . . . . . . . . . . . . .                310             4,171               4,885
   Other expenses     . . . . . . . . . . . . . . . . . . .                298             1,811                 316
   Gain on sale of investments, net   . . . . . . . . . . .            (4,630)          (33,240)                   -
   Depreciation and amortization    . . . . . . . . . . . .             16,747            15,800              15,917
   Interest expense   . . . . . . . . . . . . . . . . . . .              7,815             6,874               4,173
   Interest income      . . . . . . . . . . . . . . . . . .              (603)           (1,231)             (1,705)
   Equity in loss of joint ventures . . . . . . . . . . . .                208            11,849               2,850
                                                                 ---------------     -------------      --------------
        Total expenses    . . . . . . . . . . . . . . . . .            274,932           271,602             261,572
                                                                 ---------------     -------------      --------------

   Income before provision for income taxes
        and minority interest . . . . . . . . . . . . . . .              2,492            17,645              20,072

   Provision for income taxes     . . . . . . . . . . . . .              2,143             8,683               9,276
                                                                 ---------------     -------------      --------------
   Income before minority interest    . . . . . . . . . . .                349             8,962              10,796

   Minority interest    . . . . . . . . . . . . . . . . . .                245             (736)                  -
                                                                 ---------------     -------------      --------------

   Net income     . . . . . . . . . . . . . . . . . . . . .   $            104    $        9,698     $        10,796
                                                                 ===============     =============      ==============

   Basic net income per share   . . . . . . . . . . . . . .   $           0.01    $         0.68     $          0.72

   Basic weighted average
        shares outstanding  . . . . . . . . . . . . . . . .             13,742            14,353              15,004

   Diluted net income per share   . . . . . . . . . . . . .   $           0.01    $         0.67     $          0.71

   Diluted weighted average
        shares outstanding  . . . . . . . . . . . . . . . .             13,922            14,584              15,164

               The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                                                                                           UNREALIZED
                                                                                                          APPRECIATION
                                                                                                               ON
                                                         VOTING       ADDITIONAL                          INVESTMENTS
                                        COMPREHENSIVE    COMMON        PAID-IN     TREASURY     RETAINED   AVAILABLE
                                           INCOME         STOCK        CAPITAL      STOCK       EARNINGS   FOR SALE       TOTAL
                                        -------------    ---------    ----------   ---------    --------  ------------  ---------
Balance at December 31, 1996 ..........                  $   150      $ 106,153    $      -     $ 2,480     $     -    $ 108,783

Vesting of management stock ...........                        -           235            -           -           -          235
Issuance of 46,800 shares in
   connection with stock option plans                          -           655            -           -           -          655
Issuance of 14,569 shares in
   connection with the employee
   stock purchase plan ................                        -           237            -           -           -          237
Issuance of 2,538 shares in
   connection with the directors
   compensation plan ..................                        -            45            -           -           -           45
Cash dividends declared ...............                        -             -            -      (5,605)          -       (5,605)
Net income ............................ $   10,796             -             -            -      10,796           -       10,796
Unrealized appreciation on
   investment available for sale ......      1,420             -             -            -           -       1,420        1,420
                                        -------------
Comprehensive income .................. $   12,216
                                        =============    ---------   -----------   ---------    --------  ------------    ---------
Balance at December 31, 1997 ..........                  $   150      $107,325     $      -     $ 7,671     $ 1,420    $ 116,566

Vesting of management stock ...........                        -           179            -           -           -          179
Issuance of 123,500 shares in
   connection with stock option plans                          2         2,218            -           -           -        2,220
Issuance of 12,662 shares in
   connection with the employee
   stock purchase plan ................                        -           162            -           -           -          162
Issuance of 120 shares in
   connection with the directors
   compensation plan ..................                        -             3            -           -           -            3
Cash dividends declared ...............                        -             -            -      (7,633)          -       (7,633)
Purchase of 1,276,700
   treasury shares ....................                        -             -      (28,088)          -           -      (28,088)
Net income ............................ $    9,698             -             -            -       9,698           -        9,698
Unrealized depreciation on
   investment available for sale ......     (1,455)            -             -            -           -      (1,455)      (1,455)
                                        -------------
Comprehensive income .................. $    8,243
                                        =============    ---------   -----------   ---------    --------  ------------    ----------
Balance at December 31, 1998 ..........                  $   152      $109,887     $(28,088)    $ 9,736     $   (35)   $  91,652

Refund of overpayment in connection
   with stock option plan .............                                    (13)                                              (13)
Issuance of 16,143 shares in
   connection with the employee
   stock purchase plan ................                                     81                                                81
Cash dividends declared ...............                                                          (5,656)                  (5,656)
Purchase of 242,700
   treasury shares ....................                                              (1,918)                              (1,918)
Tax benefit on exercise of shares in
   connection with stock option plans                          -           402            -           -           -           402
Net income ............................        104                                                  104                       104
Unrealized appreciation on investment
   available for sale .................      1,629                                                            1,629         1,629
                                        -------------
Comprehensive income .................. $    1,733
                                        =============    ---------    ----------   ---------    --------  ------------    ---------
Balance at December 31, 1999 ..........                  $   152      $110,357     $(30,006)    $ 4,184     $ 1,594    $   86,281
                                                         =========    ==========   =========    ========  ============    =========

                         The accompanying notes are an integral part of these
consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                      1999             1998               1997
                                                                   ------------   ---------------    ---------------
Cash flows from operating activities:
   Net income      . . . . . . . . . . . . . . . . .           $          104  $          9,698  $          10,796
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation  . . . . . . . . . . . . . . . . . .                    7,512             7,607              9,061
   Amortization    . . . . . . . . . . . . . . . . .                    9,235             8,193              6,856
   Gain on sale of investments . . . . . . . . . . .                   (4,630)          (33,240)                 -
   Equity in loss of joint ventures. . . . . . . . .                      208            11,849              2,850
   Minority interest . . . . . . . . . . . . . . . .                      245              (736)                 -
   Issuance of Common Stock to management. . . . . .                        -               179                235
   Deferred taxes  . . . . . . . . . . . . . . . . .                       (3)            4,776              6,697
                                                   .
Changes in assets and liabilities, net of effect from acquisitions and dispositions:
   Restricted cash . . . . . . . . . . . . . . . . .                   11,369              (117)            (1,194)
   Accounts receivable . . . . . . . . . . . . . . .                   (2,025)           14,019            (10,919)
   Prepaid expenses and other current assets . . . .                    (531)               458                960
   Cash overdraft  . . . . . . . . . . . . . . . . .                    1,188                 -                  -
   Other assets    . . . . . . . . . . . . . . . . .                      (79)              111             (1,138)
   Accounts payable  . . . . . . . . . . . . . . . .                   (9,540)           (3,300)            (7,316)
   Premiums payable to carriers. . . . . . . . . . .                   (4,216)           (2,522)            20,583
   Commissions payable   . . . . . . . . . . . . . .                     (370)             (347)               604
   Deferred revenue  . . . . . . . . . . . . . . . .                   (1,944)              926                455
   Accrued liabilities . . . . . . . . . . . . . . .                    7,925            (9,119)            (8,894)
   Income taxes payable  . . . . . . . . . . . . . .                   (1,429)            3,691              4,240
                                                                   -------------   ---------------   ----------------
          Net cash provided by operating activities.                   13,019            12,126             33,876
                                                                   ------------   ---------------    ---------------
Cash flows from investing activities:
   Purchases of property and equipment . . . . . . .                   (7,996)           (9,146)            (9,837)
   Cash paid for acquisitions, net of cash acquired.                   (8,674)          (40,847)                 -
   Payment for purchase of
       The Mutual Group block of business. . . . . .                        -                 -             (1,623)
   Payment for HealthAxis Inc. contract rights . . .                        -                 -               (707)
   Proceeds from sale of assets  . . . . . . . . . .                        -             1,466              2,780
   Proceeds from sale of investments . . . . . . . .                    8,013            40,152                  -
   Purchases of investments  . . . . . . . . . . . .                     (919)          (18,081)            (5,341)
   Receivable from sale of investment, net . . . . .                     (375)                -                  -
   Proceeds from notes receivable. . . . . . . . . .                    3,498               794              6,388
   Purchases of notes receivable . . . . . . . . . .                        -                 -             (6,334)
                                                                  -------------   ---------------   ----------------
          Net cash used in investing activities. . .                   (6,453)          (25,662)           (14,674)
                                                                  -------------   ---------------   ----------------
Cash flows from financing activities:
   Net (payments) borrowings under line of credit. .                   (1,000)           51,000            (15,000)
   Net payments on other debt  . . . . . . . . . . .                     (732)           (1,075)            (3,593)
   Cash dividends paid . . . . . . . . . . . . . . .                   (7,566)           (7,590)            (3,726)
   Distribution of minority interest . . . . . . . .                        -              (46)                  -
   Proceeds from exercise of stock options . . . . .                        -             2,220                655
   Repurchase of Common Stock  . . . . . . . . . . .                   (1,918)          (28,088)                 -
   Proceeds from Common Stock issued   . . . . . . .                       68               152                282
                                                                  -------------   ---------------   ----------------
          Net cash (used in) provided by financing activities         (11,148)           16,573            (21,382)
                                                                  -------------   ---------------   ----------------
Net (decrease) increase in cash and cash equivalents.                  (4,582)            3,037             (2,180)
Cash and cash equivalents at beginning of year. . . .                   4,582             1,545              3,725
                                                                  -------------   ---------------   ----------------

Cash and cash equivalents at end of year  . . . . . .          $            -  $          4,582  $            1,545
                                                                  =============   ===============   ================
Supplemental disclosure of cash flow information:
   Cash paid for interest. . . . . . . . . . . . . .           $        7,140  $          6,333  $           4,900
                                                                  =============   ===============   ================
   Net cash paid (refunds received) for income taxes           $        3,575  $            214  $            (838)
                                                                  =============   ===============   ================
Supplemental disclosure of noncash activities:
   Dividends declared but unpaid . . . . . . . . . .           $            -  $          1,910  $           1,879
                                                                  =============   ===============   ================

         The accompanying notes are an integral part of these consolidated financial statements.

HEALTHPLAN SERVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999


1.       DESCRIPTION OF BUSINESS AND ORGANIZATION

         HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, HealthPlan Services) is a leading managed health care services company, providing marketing, distribution, administration, and medical cost management services for health care plans and other benefit programs. HealthPlan Services' customers include insurance companies, health maintenance organizations ("HMOs") and other managed care organizations, and organizations with self-funded plans. HealthPlan Services provides these services to over 100,000 groups covering over 3 million members in the United
States. HealthPlan Services functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         METHOD OF ACCOUNTING

         HealthPlan Services prepares its financial statements in conformity with generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CONSOLIDATION

         The consolidated financial statements include the accounts of HealthPlan Services Corporation and its subsidiaries. As of December 31, 1998, HealthPlan Services had consolidated its investment in CENTRA HealthPlan LLC ("CENTRA") and Montgomery Management Corporation ("Montgomery Management") and recorded the interest of the minority shareholders of those entities on the balance sheet and statement of operations. As of December 31, 1999, HealthPlan Services had acquired the remaining minority shares of both CENTRA and Montgomery Management (see Note 3). All intercompany transactions and balances have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents are defined as highly liquid investments that have original maturities of three months or less.

         RESTRICTED CASH

         HealthPlan Services established a bank account for the sole purpose of administering the contracts with the Florida Community Health Purchasing Alliances ("CHPA"). This cash was withdrawn only to meet current obligations connected with servicing these contracts. As of November 30, 1999, HealthPlan Services' contract with CHPA was terminated.

         PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Costs of the assets acquired have been recorded at their respective fair values at the date of acquisition. Expenditures for maintenance and repairs and research and development costs are expensed as incurred. Major improvements that increase the estimated useful life of an asset are capitalized. Depreciation is computed using the straight-line method over the following estimated useful lives of the related assets:

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

         INVESTMENTS

As HealthPlan Services' investments in Caredata.com, Inc. ("Caredata.com") formerly Medirisk, Inc., and HealthAxis Inc. (formerly Provident American Corporation) (see Note 7) are classified as available for sale, they are measured at fair market value. Any increase or decline in the value of investments is recorded as unrealized appreciation or depreciation in the equity section of the balance sheet. HealthPlan Services recognizes gains and losses based on average costs.

         Investments in common stock and joint ventures in which HealthPlan Services exercised significant influence but lacked control were accounted for on the equity basis. Under the equity method, HealthPlan Services recorded its proportionate share of income and loss of each investment. As of December 31, 1999, all such investments were liquidated.

         INTANGIBLES AND IMPAIRMENT OF LONG-LIVED ASSETS

         The excess of cost over the fair value of net assets acquired is recorded as goodwill and amortized on a straight-line basis over 25 years. Other intangibles, such as contract rights, are amortized over either the term or expected life of the contracts, generally 5-7 years.

         HealthPlan Services reviews long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. HealthPlan Services compares the expected future undiscounted cash flows to the carrying values of the long-lived assets at the lowest level of identifiable cash flows. When the expected future undiscounted cash flows are less than the carrying amount, the asset is written down to its estimated fair value.

         OTHER ASSETS

         Other assets include loan origination fees which are amortized over the terms of the respective agreements.

         PREMIUMS PAYABLE

         HealthPlan Services collects insurance premiums on behalf of its insurance carrier and managed care customers and remits such amounts to the customers when due.

         REVENUE RECOGNITION

         Revenues are recognized ratably over contractual periods or as claims processing and administrative services are being performed. Revenue collected in advance is recorded as deferred revenue until the related services are performed.

         AGENT COMMISSIONS

         Agent commissions are recognized as expense in the same period that corresponding revenues are recognized. These commissions are paid upon collection of cash.

         INTEGRATION EXPENSE

         Certain costs amounting to $2.1 million incurred by HealthPlan Services in 1998 relative to the conversion of the data center and three claims platforms for CENTRA as well as $1.9 million of costs incurred in converting the information systems from HealthPlan Services' Framingham, Massachusetts office to the Tampa office were recorded as integration expense.

         Certain costs amounting to $3.2 million incurred by HealthPlan Services in 1997 relative to the post-acquisition integration of information systems at Consolidated Group, Inc. and an affiliated company (collectively, "Consolidated Group") and Harrington Services Corporation, together with its direct and indirect wholly owned subsidiaries ("Harrington"), as well as the post-assumption integration of information systems for the group operations of TMG Life Insurance Company's Employee Benefits division ("TMG"), were recorded as integration expense. Other non-information systems costs amounting to $1.7 million for items such as the closing of certain of HealthPlan Services' offices, consolidation of treasury functions, and employee relocations have also been recorded as integration expense.

         RESTRUCTURE CHARGES

         In the second quarter of 1999, HealthPlan Services incurred $0.9 million of restructuring costs reflecting employee terminations associated with reductions in HealthPlan Services' workforce in Tampa, Florida. There were 63 employees terminated in management, claims administration, and information systems. This restructure was completed in 1999, and there was a balance of $0.1 million in severance remaining to be paid in the first quarter of 2000. In December of 1999, HealthPlan Services recorded a restructure charge of $2.9 million relating to the closing of HealthPlan Services' offices in Richardson, Texas and San Bernardino, California, and additional reductions in the workforces in Duncan, Oklahoma and St. Louis, Missouri. A total of 133 employees were terminated in management, claims administration, and information systems. At December 31, 1999, a balance of $2.6 million remained to be paid for lease terminations and severance costs.

         In 1998, HealthPlan Services recorded a charge of $2.1 million to reflect the cost of employee terminations, and the abandonment of property and equipment associated with closing HealthPlan Services' Framingham, Massachusetts, Chicago, Illinois, and Atlanta, Georgia offices. There were 47, 43, and 48 employees terminated in the Framingham, Chicago, and Atlanta offices, respectively. These employees worked in management, claims administration, and information systems. An accrual balance of $0.4 million remained at December 31, 1999, related to a lease termination payment due in December 2000.

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

         HealthPlan Services recognizes a liability for restructuring charges and a corresponding charge to results of operations when the following conditions exist: management approves and commits HealthPlan Services to a plan of termination of employees, or an exit plan, and establishes the benefits that current employees will receive upon termination; the benefit arrangement is communicated to employees; the plan of termination identifies the number and type of employees; and the exit plan or plan of termination will begin as soon as possible, and significant changes are not likely. Restructure charges consists of the following (in thousands):

                                                                    ORIGINAL CHARGE
                                                              1999                    1998
                                                       -------------------      ------------------
Severance and related costs                         $              2,031     $             1,250
Office closure costs                                               1,725                     360
Write-off of property, plant, and equipment, net                     100                     442
                                                       -------------------      ------------------
  Restructure charge                                               3,856                   2,052
Amounts paid - 1998                                                                      (1,066)
Amounts paid - 1999                                              (1,153)                   (586)
                                                                                ------------------
Remaining liability - December 31, 1998                                      $               986
                                                       -------------------      ==================
Remaining liability - December 31, 1999             $              2,703     $               400
                                                       ===================      ==================

         INCOME TAXES

         HealthPlan Services recognizes deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. For federal income tax purposes, HealthPlan Services files a consolidated tax return with its wholly owned subsidiaries.

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

         STOCK-BASED COMPENSATION

         HealthPlan Services applies the intrinsic value method currently prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") and discloses the pro forma effects of the fair value based method, as prescribed by Statement of Financial Accounting Standards No. 123 ("SFAS 123").

         DERIVATIVE FINANCIAL INSTRUMENTS

         Derivative financial instruments including interest rate swaps are used by HealthPlan Services principally in the management of its interest rate exposures. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The fair values of the swap agreements are not recognized in the consolidated financial statements since they are accounted for as hedges.

         ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized and not recognized in the consolidated statements of financial condition.

         HealthPlan Services' investments, which are readily marketable, are carried at market value. Management estimates that the aggregate net fair value of other financial instruments recognized on the consolidated statements of financial condition (including cash and cash equivalents, receivables and payables, and short-term borrowings) approximates their carrying value, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to repricing.

         HealthPlan Services' only financial instruments not reflected at estimated market value are its two interest rate swaps (see Note 9). The unrecorded fair value of these swaps as of December 31, 1999 was approximately $0.3 million.

3.       ACQUISITIONS

         CENTRA HEALTHPLAN LLC

         On June 16, 1998, HealthPlan Services acquired a 50.1% interest in CENTRA. CENTRA was formed by an agreement between HealthPlan Services and CENTRA Benefit Services, Inc. ("CBS") in which substantially all the assets in CBS's third party administration business, which administers self-insured employee benefit plans, were transferred to CENTRA. HealthPlan Services paid $0.2 million for a 1% interest in CENTRA and acquired an additional 49.1% interest from CBS in exchange for the payment of $7.4 million ($9.3 million purchase price net of the payoff of a CBS note), the issuance of $4.0 million in five-year 5.75% notes convertible into approximately 180,000 shares of HealthPlan Services' stock, a purchase price holdback of up to $1.2 million, and additional contingent consideration. In addition to such contingent consideration, CBS was given the right to put its remaining interest in CENTRA at a contractual price not to exceed $6.0 million within two years of the acquisition date if CENTRA met certain financial performance criteria. CBS exercised its put right and on April 29, 1999, HealthPlan Services paid CBS $4.4 million, which represented a payment of $5.5 million for CBS's 49.9% interest in CENTRA, offset by amounts due to HealthPlan Services in connection with the CENTRA acquisition. In January 2000, Healthplan Services paid $0.9 million to CBS in settlement of the purchase price holdback. CENTRA is a major administrator of self-funded health plans for large corporations. As part of its restructuring charge in the fourth quarter of 1999, HealthPlan Services announced that it will close CENTRA's headquarters in Richardson, Texas in the first half of 2000. CENTRA also has processing facilities in Houston, Texas, Duncan, Oklahoma, Lynnwood, Washington, and Charleston, West Virginia. The purchase price of CENTRA was allocated to the fair value of the net assets acquired as follows (in thousands):

         Tangible assets acquired                     $                8,164
         Goodwill                                                     20,001
         Liabilities assumed                                         (9,990)
                                                           -------------------
                                                      $               18,175
                                                           ===================

         NATIONAL PREFERRED PROVIDER NETWORK, INC.

         On May 18, 1998, HealthPlan Services acquired National Preferred Provider Network, Inc. ("NPPN") for $25.0 million cash and additional contingent consideration of up to $25.0 million if NPPN achieved certain financial performance objectives. On May 28, 1999, HealthPlan Services agreed to pay NPPN's former owner net consideration of approximately $6.6 million in settlement of the additional contingent consideration. Headquartered in Middletown, New York, NPPN is a preferred provider organization ("PPO") network which consists of over 450,000 physician offices, 4,000 hospitals, and 50,000 ancillary care providers covering all 50 states and the District of Columbia. The purchase price of NPPN was allocated to the fair value of the net assets acquired as follows (in thousands):

         Tangible assets acquired                     $                4,746
         Goodwill                                                     34,021
         Liabilities assumed                                        (10,199)
                                                           -------------------
                                                      $               28,568
                                                           ===================

         MONTGOMERY MANAGEMENT CORPORATION

On February 27, 1998, HealthPlan Services acquired 49% of the capital stock of Montgomery Management from Provident Indemnity Life Insurance Company ("Provident Indemnity") for $4.0 million. In connection with the purchase, HealthPlan Services obtained a warrant to purchase an additional 31% of Montgomery Management for nominal consideration. On October 26, 1998, HealthPlan Services exercised this warrant for an additional 31% of Montgomery Management's capital stock at a cost of $8,060. Effective in March 1999, in connection with HealthPlan Services' agreement with Provident Indemnity and HealthAxis Inc. (see
Note 7), HealthPlan Services acquired the remaining 20% interest in Montgomery Management. Montgomery Management is a full service managing general underwriter that has the authority to bind health insurance coverage (on behalf of the insurance companies it represents) to self-funded customers. The purchase price of Montgomery Management was allocated to the fair value of the net assets acquired as follows (in thousands):

         Tangible assets acquired                      $                  990
         Goodwill                                                       5,008
         Liabilities assumed                                            (990)
                                                            -------------------
                                                       $                5,008
                                                            ===================

         DIVERSIFIED GROUP BROKERAGE

         On October 12, 1995, HealthPlan Services, Inc. ("HPSI"), a wholly owned subsidiary of HealthPlan Services, acquired substantially all of the assets and assumed certain liabilities of the third party administration business of Diversified Group Brokerage Corporation ("DGB"), effective as of October 1, 1995. The purchase price for the DGB business consisted of (i) approximately $5.1 million paid at closing, and (ii) for the seven-year period following the closing date, semi-monthly payments based on the number of enrollees in accounts that were DGB accounts as of the closing date, to be reduced by any attrition of enrollees. HPSI placed $5.0 million in escrow, as required by the agreement to fund those payments, and the present value of those estimated payments was recorded as goodwill. Additionally, HPSI assumed approximately $1.0 million in liabilities related to this purchase. In December 1997, HealthPlan Services sold the contracts and certain other assets to DGB for cash totaling $4.3 million. The cash consideration, net of the sale of certain property and equipment ($0.1 million), the write-off of interest receivable on the escrow account ($0.4 million), and the write-off of goodwill associated with the DGB acquisition ($2.3 million), resulted in a net recovery of $1.5 million.

         UNAUDITED PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

         The following unaudited pro forma consolidated results of operations of HealthPlan Services give effect to acquisitions, accounted for as purchases, as if they occurred on January 1, 1997 (in thousands):

                                             YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------

                                            1998                    1997
                                     --------------------    -------------------
Revenues                          $              308,725  $             332,736
Net income                                         7,538                  8,091
Net income per common share                         0.52                   0.53

         The above pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made as of January 1, 1997 or of the results which may occur in the future.

4.       CONCENTRATION OF CUSTOMERS

         HealthPlan Services is party to a variety of contracts with insurance companies, PPOs, HMOs, integrated delivery systems, and self-funded customers located throughout the United States to provide third party marketing, administration, and risk management services. For the years ended December 31, 1999, 1998, and 1997, HealthPlan Services' two largest payors accounted for approximately 10.6% and 9.9%, 9.0% and 8.5%, and 13.1% and 12.6%, respectively, of total revenues.

         HealthPlan Services grants credit, without collateral, to some of its self-funded clients under certain contracts.

5.       INTANGIBLE ASSETS

         Intangible assets resulting from the excess of cost over the fair value of the respective net assets acquired was as follows (in thousands):

                                                                                         DECEMBER 31,
                                                                            ----------------------------------------
                                                                                  1999                   1998
                                                                            ------------------      ----------------
        HealthPlan Services goodwill                                   $              32,841   $            32,841
        NPPN goodwill                                                                 34,021                25,240
        CENTRA goodwill                                                               20,001                22,334
        Montgomery Management goodwill                                                 5,008                 4,008
        Consolidated Group goodwill                                                   59,734                59,734
        Harrington goodwill                                                           66,705                66,705
        Third Party Claims Management goodwill                                           490                   490
        Contract rights                                                                1,481                 1,481
                                                                            ------------------      ----------------
                                                                                     220,281               212,833
        Less: Accumulated amortization                                              (28,979)              (20,076)
                                                                            ------------------      ----------------
                                                                       $             191,302   $           192,757
                                                                            ==================      ================

6.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):
                                                                                          DECEMBER 31,
                                                                             ---------------------------------------
                                                                                   1999                   1998
                                                                             -----------------       ---------------
      Furniture and fixtures                                              $           10,290      $         10,076
      Computers and equipment                                                         17,887                17,801
      Computer software                                                               26,371                20,893
      Leasehold improvements                                                           3,921                 3,107
                                                                             -----------------      ---------------
                                                                                      58,469                51,877
      Less: Accumulated depreciation                                                (30,665)              (24,705)
                                                                             -----------------       ---------------
                                                                          $           27,804      $         27,172
                                                                             =================       ===============

         HealthPlan Services capitalizes purchased software which is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is ready for use. Costs associated with the Year 2000 compliance (not associated with other software modifications), and other computer software maintenance costs related to software development were expensed as incurred. Software development costs and costs of purchased software are amortized using the straight-line method over a maximum of three years or the expected life of the product.

         The carrying value of capitalized software assets is regularly reviewed by HealthPlan Services, and a loss is recognized when the net realizable value falls below the unamortized cost.

7.       INVESTMENTS

         Investments consist of the following (in thousands):

                                                                                         DECEMBER 31,
                                                                           -----------------------------------------
                                                                                 1999                    1998
                                                                           ------------------      -----------------
         Investments available for sale,
            at market (cost of $3,984 and $6,460)                    $                 6,513  $               6,405
         Equity method investments                                                         -                    242
                                                                           ------------------      -----------------
                                                                     $                 6,513  $               6,647
                                                                           ==================      =================

         In December 1997, HealthPlan Services and Sykes Enterprises, Incorporated ("Sykes") formed Sykes HealthPlan Services, Inc. ("SHPS"). The new company was owned fifty percent (50%) by each of the founding companies and provides care management services, technology solutions, certain customer support services, and other outsourcing capabilities to the health care and insurance industries. HealthPlan Services invested $17.0 million in SHPS and guaranteed a line of credit of up to $37.5 million to fund the activities of SHPS. On September 11, 1998, HealthPlan Services sold its 50% interest in SHPS to Sykes for $30.6 million and recognized a gain on the sale of SHPS of $27.9 million. Additionally, HealthPlan Services was relieved of its obligations associated with SHPS' credit facility.

         HealthPlan Services accounted for its investment in SHPS under the equity method of accounting. HealthPlan Services recorded its 50% share in the loss incurred by SHPS, which was $11.8 million in 1998 and $2.9 million in 1997 on a pre-tax basis. This loss was principally the result of a charge for the write-off of purchased research and development associated with SHPS' acquisitions.

         In May 1998, HealthPlan Services invested $5.8 million in a convertible note of HealthAxis.com, Inc. ("HealthAxis.com"), which was a wholly owned subsidiary of HealthAxis Inc. and received warrants to purchase 100,000 shares of HealthAxis Inc. stock. In October 1998, the note and accrued interest on the note were converted into 2,365,365 shares of HealthAxis.com.

In February 1999, Provident Indemnity and HealthAxis Inc. asserted a demand against HealthPlan Services, and HealthPlan Services asserted claims against Provident Indemnity and HealthAxis Inc. Effective in March 1999, the parties agreed to resolve all claims connected with the demand and exchange mutual releases. In connection with the resolution, HealthPlan Services: agreed to continue providing administrative services to Provident Indemnity and Provident American Life and Health Insurance Company ("Provident American"), the latter of which is now owned by Ceres Group, Inc.: acquired the remaining 20% interest in Montgomery Management; agreed to sell 1,415,000 shares of HealthAxis.com stock; exercised its warrants to purchase 100,000 shares of HealthAxis Inc. stock at $9.00 per share; and received a net cash consideration of $9.3. The agreement resulted in a pretax gain of $4.6 million. On December 31, 1999, HealthAxis Inc.'s shares closed at $35.19 per share of common stock. The remaining investment is recorded as available for sale with the unrealized holding gain reported in the equity section of the balance sheet in acordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

         On March 5, 1997, HealthPlan Services and Health Risk Management, Inc. ("HRM") mutually agreed to terminate a merger agreement previously entered into on September 12, 1996. In connection with the termination, HealthPlan Services purchased 200,000 shares of HRM common stock, representing approximately 4.5% of HRM shares outstanding, at a price of $12.50 per share. During the first quarter of 1998, HealthPlan Services sold all of its shares in HRM and recorded a pre-tax gain on the sale of $0.2 million.

         On January 8, 1996, HealthPlan Services entered into an agreement with Caredata.com, a provider of health care information, to purchase $2.0 million of Caredata.com preferred stock representing a 9% ownership interest and, in addition, to lend Caredata.com up to $10.0 million over four years in the form of debt for which HealthPlan Services would receive detachable warrants to purchase up to 432,101 shares of Caredata.com's common stock for $0.015 per share, based on the amount of debt actually acquired. On January 28, 1997, Caredata.com completed an initial public offering and satisfied the $6.9 million debt balance in accordance with the agreement. The remaining value of the warrants of approximately $0.5 million was accreted to income in the first quarter of 1997. Upon completion of the public offering, Caredata.com's preferred stock was converted to common stock. HealthPlan Services exercised its warrants in February of 1998 resulting in an ownership of 480,442 shares of common stock, which represented an approximate 11% ownership interest. The average cost was $5.48 per share. During 1998, HealthPlan Services sold 370,711 of its shares in Caredata.com and recorded a pre-tax gain on the sale of $5.2 million. On December 31, 1999, Caredata.com's shares closed at $6.63 per share of common stock. This investment is recorded as available for sale with the unrealized holding gain reported in the equity section of the balance sheet in accordance with SFAS 115.

8.       NOTE RECEIVABLE

In October 1997, in conjunction with HealthPlan Services' agreement to assume all of the policy issuance, billing, and claims services of Provident Indemnity and Provident American, HealthPlan Services advanced HealthAxis Inc. $5.0 million. HealthPlan Services recorded the present value of these payments at HealthPlan Services' incremental borrowing rate of 7%, $4.3 million, as a note receivable and recorded the remaining $0.7 million as contract rights included in intangible assets. Effective in March 1999, in connection with HealthPlan Services' agreement with Provident Indemnity and HealthAxis Inc., the note was repaid.

9.       NOTES PAYABLE AND CREDIT FACILITIES

         Under HealthPlan Services' May 1, 1998 Amended and Restated Credit Agreement, as amended, HealthPlan Services maintains a line of credit of $115.0 million (the "Line of Credit") with availability equal to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense (with certain adjustments called for in the credit agreement). This multiple is set at 3.25 through June 30, 2001 and steps down thereafter to 2.75 during the remaining term of the facility. First Union National Bank of North Carolina serves as "agency bank," and NationsBank, N.A. serves as co-agent, with respect to this facility. The credit facility contains provisions which include the maintenance of certain minimum financial ratios, limitations on merger and acquisition activity, limitations on capital expenditures, limitations on dividends and distributions, and limitations on investment activity. HealthPlan Services' borrowing under the Line of Credit includes interest ranging from LIBOR plus 250 basis points to New York prime plus 150 basis points. The current rate on LIBOR drawings on the Line of Credit at December 31, 1999 was 8.0%. The Line of Credit carries a commitment fee ranging from 0.175% to 0.25% of the unused portion and is secured by the stock of HealthPlan Services' subsidiaries. The outstanding draw was $90.0 million at December 31, 1999, and the maximum amount available was $90.0 million. HealthPlan Services incurred $6.2 million of interest expense on the Line of Credit for the year ended December 31, 1999.

         HealthPlan Services did not meet certain financial performance requirements under the credit facility for the third and fourth quarters of 1999. The lenders under the credit facility and Healthplan Services entered into an amendment and waiver (the "Waiver Agreement") under which the lenders waived default with respect to these requirements, provided that: (i) HealthPlan Services met certain minimum performance objectives; (ii) the proposed acquisition of HealthPlan Services by UICI was consummated on or prior to February 10, 2000; (iii) the Agreement and Plan of Merger between HealthPlan Services and UICI ("the Merger Agreement") did not otherwise terminate prior to closing of the transaction contemplated thereby; and (iv) HealthPlan Services refrained from issuing dividends and observe certain limits on its investments and capital expenditures. The amendment and waiver also reduced the amount available under the Line of Credit from $175.0 million to $115.0 million. The proposed acquisition of HealthPlan Service had not been completed by February 10, 2000, and on February 10, 2000, the lenders under the credit facility and HealthPlan Services entered into a nonwaiver and standstill agreement (the "Standstill Agreement") with the lenders under the credit facility. Pursuant to the Standstill Agreement, the lenders agreed to defer their rights or remedies related to the failure of HealthPlan Services to meet certain financial performance requirements under the credit facility for a period of thirty days from the execution of the amended merger agreement (February 18, 2000) between HealthPlan Services and UICI. Additionally, in accordance with the Standstill
Agreement: (i) HealthPlan Services executed and delivered to the agency bank a supplement to the pledge agreement pledging 100% of the capital stock of HealthAxis.com owned by HealthPlan Services; (ii) agreed upon a change in the applicable margins to 250 and 150 basis points on borrowings on LIBOR and New York prime drawings, respectively; and (iii) HealthPlan Services may not exceed its borrowings on the date of the Standstill Agreement plus the amount available under its swingline credit agreement of $5.0 million with the agency bank. On March 17, 2000, the Standstill Agreement was extended to April 15, 2000.

         On April 14, 2000, after agreeing to terminate the UICI transaction, HealthPlan Services entered into an extension of the Standstill Agreement pursuant to which HealthPlan Services and the lenders agreed to amend certain terms of the May 1, 1998 credit agreement, with documentation to be formalized by May 31, 2000. The agreement provides for a $90 million term loan including up to $73.7 million maximum borrowings and remaining amounts available for letters of credit. The agreement requires repayment of $250,000 of principal per month for a three-month period commencing May 31, 2000 and $500,000 each month thereafter with additional repayments of $15 million on January 31 and July 31, 2001, with a final payment in 2001. The agreement also provides for a $25 million revolving credit facility and an August 31, 2001 final maturity. Interest rates vary from base rate plus 1.5% to base rate plus 3.0%

         The agreement requires initial payment of a fee of 1% of the maximum amount of the facility plus certain administrative fees and annual commitment fee of .25% for letters of credit and unused commitments.

         Under the agreed loan terms, HealthPlan Services must maintain certain financial covenants for revenue, EBITDA, is restricted in capital expenditures, and is subject to prepayment with proceeds of certain future activities such as sale of certain assets, public offerings, etc.

         HealthPlan Services has also entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in September and December 2001, effectively convert $40.0 million of variable debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.18%. For the year ended December 31, 1999, HealthPlan Services recorded $0.4 million of interest expense related to the swap agreements. HealthPlan Services considers the fixed rate and variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

         In conjunction with the acquisition of HealthPlan Services in 1994 by certain HealthPlan Services' officers and Noel Group, Inc., HealthPlan Services assumed a note payable to CAL/GROUP (the "CAL/GROUP Note") of $1.3 million, which bears interest at 5% per annum. The note payable requires semi-annual principal payments in May and November of $64,000 to $80,000 through November 2008. Interest expense relating to the note payable was approximately $53,000 and $57,000 for the years ended December 31, 1999 and 1998, respectively.

         On July 1, 1996, HealthPlan Services assumed certain equipment notes as a result of a prior agreement that had been executed by Harrington ("Harrington Equipment Notes"). The notes, which are secured primarily by telephone equipment, have interest rates ranging from 7.1% to 10.7%, with the final payment due in February 2005. The monthly payment on these notes is $30,000.

         On May 18, 1998, HealthPlan Services assumed certain equipment notes as a result of prior agreements that had been executed by NPPN ("NPPN Equipment Notes"). The notes, which are secured primarily by furniture and telephone equipment, have interest rates ranging from 11.0% to 11.6%, with the final payment due in June 2002. The monthly payment on these notes is $13,000.

         In conjunction with the acquisition of CENTRA on June 16, 1998, HealthPlan Services issued $4.0 million in five year 5.75% notes convertible into approximately 180,000 shares of HealthPlan Services' stock. The notes require semi-annual payments of accrued interest which commenced in January 1999 and continue until the outstanding principal is paid in full. Unless earlier converted pursuant to the terms of the acquisition agreement, the outstanding principal shall be paid in June 2003. Interest expense relating to the note payable was $0.2 million and $0.1 million for the years ended December 31, 1999 and 1998, respectively.

         The balances outstanding on the above debt instruments are as follows (in thousands):

                                                                                         DECEMBER 31,
                                                                           -----------------------------------------
                                                                                 1999                   1998
                                                                           ------------------     ------------------
         Line of Credit                                              $               90,000   $             91,000
         CAL/GROUP Note                                                               1,022                  1,096
         Harrington Equipment Notes                                                     496                    797
         NPPN Equipment Notes                                                           319                    430
         CENTRA Note                                                                  4,000                  4,000
                                                                           ------------------     ------------------
                                                                                     95,837                 97,323
         Less:  Amounts due within one year                                          (3,669)                  (486)
                                                                           ------------------     ------------------
         Long-term debt                                              $               92,168   $             96,837
                                                                           ==================     ==================

         Future minimum principal payments for all notes as of December 31, 1999 are as follows (in thousands):


         2000                                                 3,669
         2001                                                87,041
         2002                                                   220
         2003                                                 4,182
         2004                                                   202
         Thereafter                                             523
                                                      ---------------
                                                $            95,837
                                                      ===============

10.      ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                      -------------------------------------
                                                           1999                  1998
                                                      ---------------       ---------------
      Adverse lease commitments                 $                  -  $                478
      Salaries and wages                                       7,531                 7,430
      Office closure costs                                     1,933                 1,446
      Interest                                                   564                   446
      Accrued legal and regulatory                               193                   429
      State and local taxes                                      121                   504
      Severance                                                1,463                     -
      Dividends declared                                           -                 1,910
      Adverse claims (see Note 12)                             4,577                     -
      NPPN settlement                                          4,000                     -
      Sales conferences                                           41                    19
      Care management outsource contract                       3,014                 1,201
      Other                                                    3,373                 2,906
                                                      ---------------       ---------------
                                                $             26,810  $             16,769
                                                      ===============       ===============

         Adverse lease commitments relate to office leases assumed by HealthPlan Services upon its acquisitions of Harrington and CENTRA and its assumption of the TMG block of business at prices in excess of market rates or for property that will not be utilized for the full term of the lease. Severance and office closure costs refer to costs connected with HealthPlan Services' acquisitions of Consolidated Group, Harrington, and CENTRA.

         A director of HealthPlan Services also serves as Chairman and Chief Executive Officer of Automatic Data Processing, Inc. ("ADP"). ADP has provided payroll and shareholder distribution services for HealthPlan Services since 1995. During the years ended December 31, 1999, 1998, and 1997, HealthPlan Services compensated ADP for these services in the amounts of approximately $240,000, $195,000, and $110,000, respectively.

11.      EMPLOYEE BENEFIT PLANS

         DEFINED CONTRIBUTION PLAN

         HealthPlan Services has a defined contribution employee benefit plan established pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. HealthPlan Services matches one-third of employee contributions limited to 6% of the employee's salary. Under the provisions of the plan, participants' rights to employer contributions vest 40% after completion of three years of qualified service and increase by 20% for each additional year of qualified service completed thereafter. HealthPlan Services converted employees of CENTRA and NPPN to HealthPlan Services' plan on January 1, 1999. During 1998, HealthPlan Services retained CENTRA's and NPPN's plans. Expense in connection with these plans for the years ended December 31, 1999, 1998, and 1997 was approximately $0.7 million, $0.7 million, and $1.0 million, respectively.

         POST-RETIREMENT BENEFIT PLAN

         HealthPlan Services provides medical and term life insurance benefits to certain retired employees. HealthPlan Services funds the benefit costs on a current basis because there are no plan assets. HealthPlan Services incurred post-retirement benefit cost of $28,000, $36,000, and $37,000 for the years ended December 31, 1999, 1998, and 1997, respectively. At December 31, 1999 and 1998, accrued post-retirement liabilities of $1.3 million and $1.4 million, respectively, were included in the balance in other long-term liabilities. Actuarial assumptions used in calculating the obligation include a discount rate of 7.5% and a health care cost trend rate of 5% in 2000 and thereafter. A 1% increase in the health care cost trend rate would result in an additional obligation of $65,000 and additional service cost and interest cost of $10,000.

         DEFERRED COMPENSATION PLAN

         HealthPlan Services has a deferred compensation plan with an officer and former officer. The deferred compensation, which together with accumulated interest is accrued but unfunded, is distributable in cash after retirement or termination of employment, and at December 31, 1999 and 1998, amounted to approximately $0.9 and $1.0 million, respectively. Both participants began receiving such deferred amounts, together with interest at 12% annually, at age 65.

         MANAGEMENT STOCK

         From the period 1994 through January 1995, certain members of management received 473,000 shares of Common Stock, which carried limitations on vesting over a four-year period and restrictions regarding the sale of stock in a public market. HealthPlan Services recognized compensation expense based on the vesting period of the shares. The shares became fully vested in January 1999.

12.      COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         HealthPlan Services rents office space and equipment under non-cancelable operating leases. Rental expense under the leases approximated $14.3 million (net of $1.0 million charged to adverse lease accruals), $15.2 million (net of $1.6 million charged to adverse lease accruals), and $11.2 million (net of $1.5 million charged to adverse lease accruals) for the years ended December 31, 1999, 1998, and 1997, respectively. Future minimum rental payments under these leases are as follows (in thousands):

     2000                                           $10,799
     2001                                             8,491
     2002                                             7,253
     2003                                             6,398
     2004                                             5,355
     Thereafter                                       4,812
                                                    ----------
                                                    $43,108
                                                    ===========

         LITIGATION

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

         In the third quarter of 1999, HealthPlan Services recorded $5.7 million in pretax expense. This reserve reflected management's best estimate of the possible ultimate liability to HealthPlan Services as a result of a claim exceeding $7.0 million asserted by a customer, as well as unquantified claims asserted by two customers and seven insurance brokers, and the failure of mediation efforts with a former customer that had previously asserted a claim exceeding $2 million. The customers alleged breach of contract and related claims, and the brokers alleged loss of profits due to small group business declines (see Note 16).

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

         REGULATORY COMPLIANCE

         HealthPlan Services' activities are highly regulated by state and federal regulatory agencies under requirements that are subject to broad interpretations. HealthPlan Services cannot predict the position that may be taken by these third parties that could require changes to the manner in which HealthPlan Services operates.

13.      INCOME TAXES

         The provision for income taxes is as follows (in thousands):

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------
                                                  1999                        1998                     1997
                                          ----------------------       -------------------      --------------------
       Current
           Federal                   $                   1,871   $                 3,681   $                 2,986
           State                                           276                       650                       427
                                          ----------------------       -------------------      --------------------
                                                         2,147                     4,331                     3,413
                                          ----------------------       -------------------      --------------------
       Deferred
           Federal                                         (3)                     3,669                     5,130
           State                                           (1)                       683                       733
                                          ----------------------       -------------------      --------------------
                                                           (4)                     4,352                     5,863
                                          ----------------------       -------------------      --------------------
       Provision for income taxes
                                     $                   2,143   $                 8,683   $                 9,276
                                          ======================       ===================      ====================

         The components of deferred taxes recognized in the accompanying financial statements are as follows (in thousands):
                                                                                       DECEMBER 31,
                                                                       ---------------------------------------------
                                                                              1999                     1998
                                                                       -------------------      --------------------
     Deferred tax asset - current
         Accrued expenses not currently deductible                 $               4,532   $                 1,448
                                                                       ===================      ====================

     Deferred tax asset (liability) - non-current
         Deferred compensation                                     $                 480   $                   467
         Post-retirement benefits                                                    489                       523
         Depreciation                                                            (5,471)                   (4,300)
         Intangibles                                                               2,639                     4,248
         Equity in loss of joint venture                                            (93)                       186
         Unrealized (gain) loss on investments available for sale                  (936)                        21
                                                                       -------------------      --------------------
                                                                   $             (2,892)   $                 1,145
                                                                       ===================      ====================

         The deferred tax asset resulting from intangibles relates to certain intangible assets acquired by HealthPlan Services that are amortizable for tax purposes.

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance is considered necessary at December 31, 1999 and 1998, based on HealthPlan Services' expectations of future taxable income.

         The provision for income taxes varies from the federal statutory income tax rates due to the following:

                                                               1999                   1998                  1997
                                                           --------------         --------------        -------------
Federal statutory rate applied to pre-tax income                   34.0%                  34.0%                34.0%
State income taxes net of federal tax benefit                       5.0%                   5.0%                 5.0%
Non-deductible goodwill amortization                               43.5%                   6.8%                 5.3%
Other non-deductible items                                          3.5%                   3.4%                 1.9%
                                                           --------------         --------------        -------------

Effective tax rate                                                 86.0%                  49.2%                46.2%
                                                           ==============         ==============        =============

14.      EARNINGS PER COMMON SHARE

         Earnings per share are calculated in accordance with the provisions of the Statement on Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings
per Share," effective for 1997. SFAS 128 requires HealthPlan Services to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and all dilutive potential common shares outstanding.
All prior years' earnings per share data have been restated in accordance with
SFAS 128.
                                                               NET INCOME
                                                            ATTRIBUTABLE TO                              PER SHARE
                                                              COMMON STOCK             SHARES             AMOUNT
                                                            -----------------      ---------------     --------------
     1999
     Earnings per share of common stock-basic          $                104               13,742    $          0.01
     Effect of dilutive securities:
          CENTRA convertible notes                                        -                  180                  -
                                                            -----------------      ---------------     --------------
     Earnings per share of common stock--
       assuming dilution                               $                104               13,922    $          0.01
                                                            =================      ===============     ==============

     1998
     Earnings per share of common stock-basic          $              9,698               14,353    $          0.68
     Effect of dilutive securities:
          Stock options                                                                       51                  -
          CENTRA convertible notes                                                           180             (0.01)
                                                            -----------------      ---------------     --------------
     Earnings per share of common stock--
       assuming dilution                               $              9,698               14,584    $          0.67
                                                            =================      ===============     ==============

     1997
     Earnings per share of common stock-basic          $             10,796               15,004    $          0.72
                                                            =================      ===============     ==============

15.      STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN

         STOCK OPTION PLANS

         HealthPlan Services' stock option plans authorize the granting of both incentive and non-incentive stock options for a total of 2,590,000 shares of Common Stock to key executives, management, consultants, and, with respect to 240,000 shares, to directors. Under the plans, all options have been granted at prices not less than market value on the date of grant. Certain non-qualified incentive stock options may be granted at less than market value.

Options generally vest over a four-year period from the date of grant, with 20% of the options becoming exercisable on the date of the grant and 20% becoming exercisable on each of the next four anniversaries of the date of the grant.

         A summary of option transactions during each of the three years ended December 31, 1999 is shown below:

                                                                             NUMBER                   WEIGHTED
                                                                               OF                      AVERAGE
                                                                             SHARES                 OPTION PRICE
                                                                       -------------------        ------------------
             Under option, December 31, 1996
               (278,200 exercisable)                                           1,443,500       $             18.54
               Granted                                                           613,000                     20.37
               Exercised                                                        (46,800)                     14.00
               Canceled                                                         (41,600)                     20.32
                                                                       -------------------

             Under option, December 31, 1997
               (711,200 exercisable)                                           1,968,100                     19.17
               Granted                                                           203,000                     11.84
               Exercised                                                       (123,500)                     17.87
               Canceled                                                        (287,100)                     20.31
                                                                       -------------------

             Under option, December 31, 1998
               (922,800 exercisable)                                           1,760,500                     18.23
               Granted                                                           551,000                     10.45
               Exercised                                                               -                         -
               Canceled                                                        (346,050)                     15.75
                                                                       -------------------

             Under option, December 31, 1999                                   1,965,450

         There were 624,550 and 829,500 shares available for the granting of options at December 31, 1999 and 1998, respectively.

         The following table summarizes the stock options outstanding at
December 31, 1999:
               RANGE                         NUMBER                  WEIGHTED AVERAGE                WEIGHTED
                 OF                      OUTSTANDING AT                 REMAINING                    AVERAGE
          EXERCISE PRICES               DECEMBER 31, 1999            CONTRACTUAL LIFE             EXERCISE PRICE
      -------------------------      ------------------------     -----------------------      ---------------------
           $ 7.19  -    $16.44                       789,250                     8 years                     $11.35
            16.57  -     26.00                     1,176,200                     7 years                      19.93

         MEASUREMENT OF FAIR VALUE

         HealthPlan Services applies APB 25 and related interpretations in accounting for its stock option plans and employee stock purchase plan. Accordingly, no compensation cost has been recognized related to these plans. Had compensation cost for HealthPlan Services' stock option and employee stock purchase plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, HealthPlan Services' net income and net income per share would have been as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------------
                                                                  1999                 1998               1997
                                                             ---------------      ---------------     --------------
          Net income (loss) attributable to
              common stock (in thousands):
              As reported                              $               104     $           9,698   $         10,796
              Pro forma                                              (223)                 8,528              9,363
                                                             ===============      ===============     ==============
          Net income (loss) per share:
              Basic as reported                        $              0.01     $            0.68   $           0.72
              Basic pro forma                                       (0.02)                  0.59               0.62
              Diluted as reported                      $              0.01     $            0.67   $           0.71
              Diluted pro forma                                        n/a                  0.59               0.62

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable year: dividend yield of 0.00%, 4.78%, and 2.38% for the years ended December 31, 1999, 1998, and 1997, respectively; expected volatility of 30% for each of the years ended December 31, 1999, 1998, and 1997; risk-free interest rates of 6.47% to 6.53% for options granted during the year ended December 31, 1999, 4.15% to 5.62% for options granted during the year ended December 31, 1998, and 5.49% to 6.54% for options granted during the year ended December 31, 1997; and a weighted average expected option term of four years for all three years.

         EMPLOYEE STOCK PURCHASE PLAN

         Under the 1996 Employee Stock Purchase Plan ("Employee Plan"), HealthPlan Services is authorized to issue up to 250,000 shares of Common Stock to its employees who have completed one year of service. The Employee Plan is intended to provide a method whereby employees have an opportunity to acquire shares of Common Stock of HealthPlan Services.

         Under the terms of the Employee Plan, an employee may authorize a payroll deduction of a specified dollar amount per pay period. The proceeds of that deduction are used to acquire shares of HealthPlan Services' Common Stock on the offering date. The number of shares acquired is determined based on 85% of the closing price of HealthPlan Services' Common Stock on the New York Stock Exchange on the offering date.

         HealthPlan Services sold 16,143 shares in 1999, 12,662 shares in 1998, and 14,569 shares in 1997 to employees under the Employee Plan.

16.      SUBSEQUENT EVENTS

         As of October 5, 1999, HealthPlan Services and UICI, a diversified financial services company, entered into a merger agreement. On December 9, 1999, UICI announced a significant loss in its credit card operations, and the merger was delayed. On February 18, 2000, HealthPlan Services and UICI agreed upon an amended merger agreement for UICI to acquire HealthPlan Services for convertible preferred securities. On April 13, 2000, HealthPlan Services terminated the transaction by mutual agreement with UICI, as a result of the failure to obtain required lender consents.

         In January 1997, HealthPlan Services began providing marketing and administrative services for health plans of TMG Life Insurance Company (now known as Clarica Life Insurance Company), with Connecticut General Life Insurance Company ("CIGNA Re") acting as the reinsurer. In January 1999, insureds under this coverage were notified that coverage would be canceled beginning in July 1999. Substantially all coverage under these policies is expected to terminate by December 31, 2000. In July 1999, Clarica asserted a demand against HealthPlan Services for claims in excess of $7.0 million for breach of contract and related claims, and HealthPlan Services asserted breach of contract and various other claims against Clarica. In the third quarter of 1999, HealthPlan Services recorded a reserve for the Clarica claim and other claims. In April 2000, Clarica and CIGNA Rejointly submitted a demand for arbitration in connection with these claims and claims submitted by CIGNA Re for approximately $6.0 million. HealthPlan Services intends to mount a vigorous defense of the Clarica and CIGNA Re claims, and to continue pursuit of its claims against Clarica and CIGNA Re. While the effect, if any, cannot be determined at this time, in the opinion of management, it will not have a material adverse effect on the accompanying financial statements.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          FOURTH            THIRD         SECOND         FIRST
                                                        QUARTER (1)      QUARTER (2)      QUARTER       QUARTER
     Year ended December 31, 1999
         Revenues                                            $66,538          $65,479      $70,932        $74,475
         Net (loss) income                                   (1,332)          (3,316)        3,316          1,437
         Basic (loss) net income per common share           $ (0.10)          $(0.24)       $ 0.24         $ 0.10
         Diluted net income per common share                     n/a              n/a       $ 0.24         $ 0.10

                                                          FOURTH            THIRD         SECOND         FIRST
                                                        QUARTER (3)      QUARTER (4)      QUARTER       QUARTER
     Year ended December 31, 1998
         Revenues                                            $74,965          $74,526      $71,740        $68,016
         Net income (loss)                                       385           12,256          223        (3,166)
         Basic net income (loss) per common share             $ 0.03           $ 0.88       $ 0.02        $(0.21)
         Diluted net income per common share                  $ 0.03           $ 0.88       $ 0.02            n/a

(1) Net loss fluctuation due to $2.9 million pretax restructure charge.
(2) Net loss fluctuation due to $5.7 million pretax adverse claim charge.
(3) Net income fluctuation due to $1.5 million pretax integration costs associated with conversion of systems and data centers of acquired companies.
(4) Net income fluctuation due to $27.9 million pretax gain on the sale of the investment in SHPS.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES




To the Board of Directors and Shareholders of HealthPlan Services Corporation


Our audits of the consolidated financial statements referred to in our report dated April 14, 2000 appearing on page F-1 of this Form 10-K of HealthPlan Services Corporation also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Tampa, Florida
April 14, 2000

              HEALTHPLAN SERVICES CORPORATION
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              (IN THOUSANDS)

                                                                        Additions
                                                                 -------------------------------
                                                     Beginning        Bad Debt         Revenue                              Ending
Description                                           Balance         Expense          Reversals          Deductions (1)    Balance
------------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
     December 31, 1999
                                                       1,689            2,146             1,081              1,705            3,211

Allowance for Doubtful Accounts
     December 31, 1998
                                                         150            2,429               809              1,699            1,689

Allowance for Doubtful Accounts
     December 31, 1997                                    99              454                 0                403
                                                                                                                                150




(1) Reflects direct write-off of accounts.

                                 Exhibit Index


 2.11(b) Amendment to Amended and Restated Agreement and Plan of Merger dated March 23, 2000 by and among UICI and HealthPlan Services.

10.12(b) Third Amendment and Waiver dated November 15, 1999; and the Nonwaiver and Standstill Agreements dated February 11, 2000.

10.17 HealthPlan Services Corporation 1998 Officer Bonus Plan Summary (compensatory plan).

21.1      Subsidiaries of the registrant.

23.1      Consent of PricewaterhouseCoopers LLP.

27.1      Financial Data Schedule.