Form 10-K/A
period 1999-12-31
HEALTHPLAN SERVICES CORP
filed 2000-04-17
CIK 942319

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

23.1              Consent of PricewaterhouseCoopers LLP.

27.1              Financial Data Schedule.

* Filed as part of this amendment. All other Exhibits filed previously.

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

10.12(c) Second Extension of Non waiver and Standstill Agreement, dated April 13, 2000.*


10.17 HealthPlan Services Corporation 1998 Officer Bonus Plan Summary (compensatory plan).

21.1      Subsidiaries of the registrant.

23.1      Consent of PricewaterhouseCoopers LLP.

27.1      Financial Data Schedule.


* Filed as part of this amendment. All other Exhibits filed previously.