Form 10-Q
period 2000-03-31
HEALTHPLAN SERVICES CORP
filed 2000-05-15
CIK 942319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Total number of shares of Common Stock outstanding as of May 9, 2000.

Common Stock . . . . . . . . . . . . . . . . . . . . . . . . . . .   13,676,066
                                                                     ----------

                         HEALTHPLAN SERVICES CORPORATION

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                      ----------

PART I - FINANCIAL INFORMATION


Item 1.   Condensed Consolidated Balance Sheets
          March 31, 2000 and December 31, 1999 ......................      2

          Condensed Consolidated Statements of Operations
          Three Months Ended March 31, 2000 and 1999 ................      3

          Condensed Consolidated Statement of Changes in Common
          Stockholders' Equity Three Months Ended March 31, 2000 ....      4

          Condensed Consolidated Statement of Cash Flows
          Three Months Ended March 31, 2000 and 1999 ................      5

          Notes to Condensed Consolidated Financial Statements ......      6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations .............     10

PART II - OTHER INFORMATION                                               14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         HEALTHPLAN SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                    MARCH 31,        DECEMBER 31,
                                                                                         2000                1999
                                                                                --------------    ----------------
                                                                                  (UNAUDITED)

                                   ASSETS
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .    $      6,252       $           -
  Restricted cash    . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3                   3
  Accounts receivable, net   . . . . . . . . . . . . . . . . . . . . . . . .          22,956              22,933
  Prepaid   expenses  and  other  current assets . . . . . . . . . . . . . .           4,160               4,135
  Refundable income taxes    . . . . . . . . . . . . . . . . . . . . . . . .           1,196                 666
  Deferred taxes     . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,837               4,532
                                                                                --------------    ----------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . .          39,404              32,269
Property and equipment, net    . . . . . . . . . . . . . . . . . . . . . . .          28,082              27,804
  Other assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,783               2,537
Investments    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,912               6,513
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . .         189,020             191,302
                                                                                --------------    ----------------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    262,201       $     260,425
                                                                                ==============    ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $          -       $       1,188
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,062               4,377
  Premiums payable to carriers . . . . . . . . . . . . . . . . . . . . . . .          35,959              33,930
  Commissions payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,408               4,862
  Deferred revenue   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,137               1,762
  Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .          24,447              26,810
  Current portion of long-term debt payable  . . . . . . . . . . . . . . . .          20,107               3,669
                                                                                --------------    ----------------
          Total current liabilities  . . . . . . . . . . . . . . . . . . . .          91,120              76,598
Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          80,621              92,168
Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,247               2,892
Other long-term liabilities  . . . . . . . . . . . . . . . . . . . . . . . .           2,470               2,486
                                                                                --------------    ----------------
          Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . .         177,458             174,144
                                                                                --------------    ----------------
Stockholders' equity:
   Common stock, $0.01 par value, 100,000,000 shares
     authorized, 15,192,176 issued at March 31, 2000 and,
     15,190,458 at December 31, 2000 . . . . . . . . . . . . . . . . . . . .             152                 152
   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .         110,378             110,357
   Treasury stock, 1,519,400 shares  . . . . . . . . . . . . . . . . . . . .         (30,006)            (30,006)
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,979               4,184
   Unrealized appreciation on investments
     available for sale, net of tax. . . . . . . . . . . . . . . . . . . . .             240               1,594
                                                                                --------------    ----------------
          Total stockholders' equity . . . . . . . . . . . . . . . . . . . .          84,743              86,281
                                                                                --------------    ----------------
          Total liabilities and stockholders' equity . . . . . . . . . . . .    $    262,201    $        260,425
                                                                                ==============    ================

The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------------------
                                                                                      2000                    1999
                                                                                      ----                    ----

Operating revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       65,398          $       74,475
                                                                                ---------------         ---------------
Expenses:
  Agent commissions  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,331                  16,575
  Personnel expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .            28,552                  29,957
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . .            17,461                  18,849
  Restructure charge . . . . . . . . . . . . . . . . . . . . . . . . . . . .               750                       -
  Integration  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                     310
  Gain on sale of investments, net . . . . . . . . . . . . . . . . . . . . .              (285)                      -
  Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .             3,889                   4,049
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,294                   1,764
  Interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (199)                   (223)
  Equity in loss of joint venture  . . . . . . . . . . . . . . . . . . . . .                 -                     155
                                                                                ----------------        ---------------
          Total expenses . . . . . . . . . . . . . . . . . . . . . . . . . .            65,793                  71,436
                                                                                ----------------        ---------------

  (Loss) income before benefit provision for
    income taxes and minority interest . . . . . . . . . . . . . . . . . . .              (395)                  3,039
   (Benefit) provision for income taxes  . . . . . . . . . . . . . . . . . .              (190)                  1,413
                                                                                ----------------        ---------------
  (Loss) income before minority interest . . . . . . . . . . . . . . . . . .              (205)                  1,626
  Minority interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                     189
                                                                                ----------------        ---------------
  Net (loss) income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $         (205)         $        1,437
                                                                                ================        ===============
  Basic net (loss) income per share  . . . . . . . . . . . . . . . . . . . .    $        (0.01)         $         0.10
                                                                                ================        ===============
  Basic weighted average shares outstanding  . . . . . . . . . . . . . . . .            13,673                  13,885
                                                                                ================        ===============
  Diluted net income per share   . . . . . . . . . . . . . . . . . . . . . .    $          n/a          $         0.10
                                                                                ================        ===============
  Diluted weighted average shares outstanding  . . . . . . . . . . . . . . .               n/a                  14,065
                                                                                ================        ===============

The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                          Unrealized
                                                                                                         Appreciation
                                                        Voting    Additional                                  on
                                        Comprehensive   Common     Paid-in      Treasury    Retained     Investments
                                           Income       Stock      Capital       Stock      Earnings      Available       Total
                                                                                                          for Sale
                                        -------------  --------  -----------    ---------   --------     ------------   ---------

Balance at December  31, 1999 ......                   $   152   $  110,357     $(30,006)   $ 4,184      $    1,594     $  86,281

Issuance of 1,718 shares in
  connection with the directors'
  compensation plan (unaudited).....                         -           21            -          -               -            21
Net loss (unaudited) ...............     $     (205)         -            -            -       (205)              -          (205)
Unrealized depreciation on
  investment available for sale
 (unaudited)........................         (1,354)         -            -            -          -          (1,354)       (1,354)
                                        -------------
Comprehensive income ...............     $   (1,559)
                                        =============  --------  -----------    ---------   ---------    ------------   ---------
Balance at March 31, 2000
  (unaudited) ......................                   $   152   $  110,378     $(30,006)   $ 3,979      $      240     $  84,743

                                                       ========  ===========    =========   =========    ============   =========

The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------------------
                                                                            2000                       1999
                                                                 ---------------            ---------------

Cash flows from operating activities:
   Net (loss) income . . . . . . . . . . . . . . . . . . . . . . $         (205)            $        1,437
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation  . . . . . . . . . . . . . . . . . . . . . . . .          1,510                      1,785
   Amortization  . . . . . . . . . . . . . . . . . . . . . . . .          2,379                      2,264
   Gain on sale of investments . . . . . . . . . . . . . . . . .           (285)                         -
   Equity in loss of joint venture . . . . . . . . . . . . . . .              -                        155
   Minority interest . . . . . . . . . . . . . . . . . . . . . .              -                        189
   Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . .            845                        537
Changes in assets and liabilities net of effect
  from acquisitions:
   Restricted cash . . . . . . . . . . . . . . . . . . . . . . .              -                        221
   Accounts receivable . . . . . . . . . . . . . . . . . . . . .            (23)                    (1,600)
   Prepaid expenses and other current assets . . . . . . . . . .            (25)                        98
   Other assets  . . . . . . . . . . . . . . . . . . . . . . . .            656                         84
   Cash overdraft  . . . . . . . . . . . . . . . . . . . . . . .         (1,188)                         -
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . .           (316)                       (42)
   Premiums payable to carriers  . . . . . . . . . . . . . . . .          2,029                     (1,060)
   Commissions payable . . . . . . . . . . . . . . . . . . . . .           (454)                       347
   Deferred revenue  . . . . . . . . . . . . . . . . . . . . . .            375                        441
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . .         (2,342)                       946
   Income taxes payable  . . . . . . . . . . . . . . . . . . . .           (529)                      (202)
                                                                 ---------------            ---------------
     Net cash provided by (used in) operating activities . . . .          2,427                       (270)
                                                                 ---------------            ---------------
Cash flows from investing activities:
   Purchases of property and equipment . . . . . . . . . . . . .         (1,788)                    (1,485)
   Purchases of investments  . . . . . . . . . . . . . . . . . .              -                        (19)
   Proceeds from sale of investments . . . . . . . . . . . . . .            738                          -
   Proceeds from notes receivable  . . . . . . . . . . . . . . .              -                        207
                                                                 ---------------            ---------------
     Net cash used in investing activities . . . . . . . . . . .         (1,050)                    (1,297)
                                                                 ---------------            ---------------
Cash flows from financing activities:
   Net borrowing under line of credit  . . . . . . . . . . . . .          5,000                          -
   Net payments on other debt  . . . . . . . . . . . . . . . . .           (125)                      (291)
   Cash dividends paid   . . . . . . . . . . . . . . . . . . . .              -                     (1,910)
   Repurchase of Common Stock  . . . . . . . . . . . . . . . . .              -                       (562)
   Proceeds from Common Stock issued, net  . . . . . . . . . . .              -                         11
                                                                 ---------------            ---------------
     Net cash provided by (used in) by financing activities  . .          4,875                     (2,752)
                                                                 ---------------            ---------------
Net increase in cash and cash equivalents  . . . . . . . . . . .          6,252                      1,551
Cash and cash equivalents at beginning of period . . . . . . . .              -                      4,582
                                                                 ---------------            ---------------
Cash and cash equivalents at end of period  . . . . . . . . . .  $        6,252             $        6,133
                                                                 ===============            ===============
Supplemental disclosure of cash flow information:
   Cash paid for interest . . . . . . . . . . . . . . . . . . .  $        2,069             $        1,706
                                                                 ===============            ===============
   Net (refunds received) cash paid for income taxes  . . . . .  $         (862)            $        1,078
                                                                 ===============            ===============
Supplemental disclosure of cash flow information:
   Dividends declared but unpaid  . . . . . . . . . . . . . . .  $            -             $        1,899
                                                                 ===============            ===============

The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

       HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, HealthPlan Services) is a leading managed health care services company, providing marketing, distribution, administration, and medical cost management services for health care plans and other benefit programs. HealthPlan Services' customers include insurance companies, health maintenance organizations ("HMOs") and other managed care organizations, and organizations with self-funded benefit plans. HealthPlan Services provides these services to over 100,000 groups covering over 3 million members in the United States. HealthPlan Services functions as a service provider generating fee-based income and does not assume any underwriting risk.


2.  SIGNIFICANT ACCOUNTING POLICIES


    BASIS OF PRESENTATION

        The interim financial data is unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the HealthPlan Services' 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2000.

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


    RESTRUCTURE CHARGES

        During the first quarter of 2000, HealthPlan Services recorded a total of $0.8 million in restructuring costs for the closure of a facility in Merrimack, New Hampshire and other reductions in our workforce. The costs reflected employee and lease terminations. We terminated 75 employees in management and claims administration. At March 31, 2000, a balance of $0.6 million remained to be paid for severance costs.

         A summary of restructure charges is as follows (in thousands):


                                                                                    ORIGINAL CHARGE
                                                                       2000              1999               1998
                                                                   -------------     -------------     --------------

Severance and related costs                                        $        618      $      2,031      $       1,250
Office closure costs                                                        132             1,725                360
Write-off of property, plant, and equipment, net                              -               100                442
                                                                   -------------     -------------     --------------
  Restructure charge                                                        750             3,856              2,052
Amounts paid - 1998                                                                                           (1,066)
Amounts paid - 1999                                                                        (1,153)              (586)
Amounts paid - 2000                                                        (182)             (376)                 -
                                                                   -------------     -------------     --------------
Remaining liability - December 31, 1998                                                                $         986
                                                                                                       --------------
Remaining liability - December 31, 1999                                              $      2,703      $         400
                                                                                     -------------     --------------
Remaining liability - March 31, 2000                               $        568      $      2,327      $         400
                                                                   =============     =============     ==============



3.  NOTES PAYABLE AND CREDIT FACILITY AND SUBSEQUENT EVENT

        Under HealthPlan Services' May 1, 1998 Amended and Restated Credit Agreement, as amended, HealthPlan Services maintains a line of credit of $115.0 million (the "Line of Credit") with availability equal to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense ("EBITDA") (with certain adjustments called for in the credit agreement).

        HealthPlan Services did not meet certain financial performance requirements under the credit facility for the third and fourth quarters of 1999. The lenders under the credit facility and Healthplan Services entered into an amendment and waiver (the "Waiver Agreement") under which the lenders waived default with respect to these requirements, provided that: (i) HealthPlan Services met certain minimum performance objectives; (ii) the proposed acquisition of HealthPlan Services by UICI, a diversified financial services company, was consummated on or prior to February 10, 2000; (iii) the Agreement and Plan of Merger between HealthPlan Services and UICI ("the Merger Agreement") did not otherwise terminate prior to closing of the transaction contemplated thereby; and (iv) HealthPlan Services refrained from issuing dividends and observed certain limits on its investments and capital expenditures. The amendment and waiver also reduced the amount available under the Line of Credit from $175.0 million to $115.0 million. The proposed acquisition of HealthPlan Services was not completed by February 10, 2000, and on February 10, 2000, the lenders under the credit facility and HealthPlan Services entered into a nonwaiver and standstill agreement (the "Standstill Agreement") with the lenders under the credit facility. Pursuant to the Standstill Agreement, the lenders agreed to defer their rights or remedies related to the failure of HealthPlan Services to meet certain financial performance requirements under the credit facility for a period of thirty days from the execution of the amended merger agreement (February 18, 2000) between HealthPlan Services and UICI. Additionally, in accordance with the Standstill Agreement: (i) HealthPlan Services executed and delivered to the agency bank a supplement to the pledge agreement pledging 100% of the capital stock of HealthAxis.com owned by HealthPlan Services; (ii) HealthPlan Services agreed upon a change in the applicable margins to 250 and 150 basis points on borrowings on LIBOR and New York prime drawings, respectively; and (iii) HealthPlan Services may not exceed its borrowings on the date of the Standstill Agreement plus the amount available under its swingline credit agreement of $5.0 million with the agency bank. On March 17, 2000, the Standstill Agreement was extended to April 15, 2000.

        On April 14, 2000, after agreeing to terminate the UICI transaction, HealthPlan Services entered into an extension of the Standstill Agreement pursuant to which HealthPlan Services and the lenders agreed to amend certain terms of the May 1, 1998 credit agreement, with documentation to be formalized by May 31, 2000. The agreement provides for a $90.0 million term loan including up to $73.7 million maximum borrowings and remaining amounts available for letters of credit. The agreement requires repayment of $250,000 of principal per month for a three-month period commencing May 31, 2000 and $500,000 each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, with a final payment on August 31, 2001. The agreement also provides for a $25.0 million revolving credit facility and an August 31, 2001 final maturity. Interest rates vary from base rate plus 1.5% to base rate plus 3.0%.

        The agreement requires initial payment of a fee of 1.0% of the maximum amount of the facility plus certain administrative fees and annual commitment fee of .25% for letters of credit and unused commitments.

        Under the agreed loan terms, HealthPlan Services must maintain certain financial covenants for revenue and EBITDA as defined in the agreement, is restricted in capital expenditures, and is subject to prepayment with proceeds of certain future activities such as sale of certain assets, public offerings, etc.

        HealthPlan Services has also entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in 2001, effectively convert $40.0 million of variable debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.18%. For the quarter ended March 31, 2000, HealthPlan Services recognized zero interest expense related to the swap agreements. HealthPlan Services considers the fixed rate and variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

        HealthPlan Services has additional notes of $5.7 million relating to a 1993 acquisition, the 1998 acquisition of CENTRA, and equipment purchases, of which $0.4 million is due within one year.


4.  INVESTMENTS

        HealthPlan Services owned 109,732 shares of Caredata.com Inc. ("Caredata.com"), a provider of health care information. During the first quarter of 2000, HealthPlan Services sold 82,600 of its shares in Caredata.com and recorded a pretax gain on the sale of $0.3 million. HealthPlan Services sold its remaining 27,132 shares in Caredata.com in April 2000, and recognized an additional gain of $50,000 which will be included in the second quarter.

        As HealthPlan Services' investment in common shares of HealthAxis Inc. is classified as available for sale, it is measured at fair market value. Any increase or decline in the value of investments is recorded as unrealized appreciation or depreciation in the equity section of the balance sheet. HealthPlan Services recognizes gains and losses based on average costs.

        Investments in common stock and joint ventures in which HealthPlan Services exercised significant influence but lacked control were accounted for on the equity basis. Under the equity method, HealthPlan Services recorded its proportionate share of income and loss of each investment. As of December 31, 1999, all such investments were liquidated.


5.  LITIGATION

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

        In the third quarter of 1999, HealthPlan Services recorded $5.7 million in pretax expense. This reserve reflected management's best estimate of the possible ultimate liability to HealthPlan Services as a result of a claim exceeding $7.0 million asserted by a customer, as well as unquantified claims asserted by two customers and seven insurance brokers, and the failure of mediation efforts with a customer that had previously asserted a claim exceeding $2.0 million. The customers alleged breach of contract and related claims, and the brokers alleged loss of profits due to small group business declines.

        In January 1997, our subsidiary HealthPlan Services, Inc. began providing marketing and administrative services for health plans of TMG Life Insurance Company (now known as Clarica Life Insurance Company), with Connecticut General Life Insurance Company ("CIGNA Re") acting as the reinsurer. In January 1999, insureds under this coverage were notified that coverage would be canceled beginning in July 1999. Substantially all coverage under these policies is expected to terminate by December 31, 2000. In July 1999, Clarica asserted a demand against HealthPlan Services, Inc.

for claims in excess of $7.0 million for breach of contract and related claims, and HealthPlan Services, Inc. asserted breach of contract and various other claims against Clarica. A reserve for these claims was included in the reserve that HealthPlan Services established in the third quarter of 1999. In April 2000, Clarica and CIGNA Re jointly submitted a demand for arbitration in connection with these claims and claims submitted by CIGNA Re for approximately $6.0 million. On April 28, 2000, HealthPlan Services, Inc. filed a claim against CIGNA Re in the Circuit Court for Hillsborough County, Florida. The claim alleges that CIGNA Re breached its duty of good faith and fair dealing in connection with the performance of its agreement with HealthPlan Services, Inc.

        On April 17, 2000, Admiral Insurance Company ("Admiral"), HealthPlan Services' errors and omissions carrier, filed a complaint for declaratory judgement in the United States District Court for the Middle District of Florida, naming HealthPlan Services, Inc., Clarica, and CIGNA Re as defendants. The action seeks a declaration that HealthPlan Services, Inc.'s alleged breaches of its agreements with CIGNA Re and Clarica are barred from coverage under the terms of HealthPlan Services' policy with Admiral. On May 1, 2000, HealthPlan Services, Inc. filed its answer to Admiral's complaint, denying that Admiral is entitled to relief and asserting various defenses.

        HealthPlan Services intends to mount a vigorous defense of the Clarica, CIGNA Re, and Admiral claims, and to continue pursuit of its claims against Clarica and CIGNA Re. While the ultimate financial effect of these claims cannot be fully determined at this time, in the opinion of management they will not have a material adverse effect on the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE STATEMENTS CONTAINED IN THIS REPORT OR INCORPORATED BY REFERENCE HEREIN THAT ARE NOT PURELY HISTORICAL, INCLUDING STATEMENTS REGARDING OUR OBJECTIVES, EXPECTATIONS, HOPES, INTENTIONS, BELIEFS, OR STRATEGIES, ARE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933. IN PARTICULAR, THE WORDS "EXPECT," "ESTIMATE," "PLAN," "ANTICIPATE," "PREDICT," "INTEND," "BELIEVE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. IT IS IMPORTANT TO NOTE THAT ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS, AND UNDUE RELIANCE SHOULD NOT BE PLACED ON SUCH STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE SUCH ACTUAL RESULTS TO DIFFER MATERIALLY ARE:
CHANGES IN LEGISLATION; FLUCTUATIONS IN BUSINESS CONDITIONS AND THE ECONOMY; OUR ABILITY TO IDENTIFY AND IMPLEMENT OPPORTUNITIES TO ADMINISTER NEW BLOCKS OF BUSINESS; CHANGES IN COMPETITION; AND OUR ABILITY TO ATTRACT AND RETAIN KEY MANAGEMENT PERSONNEL.

INTRODUCTION

        The following is a discussion of changes in our consolidated results of operations for the three months ended March 31, 2000 and 1999.

        We are a leading managed health care services company, providing marketing, distribution, administration, and medical cost management services for health care payors and providers. We function solely as a service provider generating fee-based income and do not assume any underwriting risk.


A.  RESULTS OF OPERATIONS

        The following is a discussion of material changes in our consolidated results of operations for the three months ended March 31, 2000 compared to the same period in 1999. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                                 Three Months Ended
                                                     March 31,
                                                 ------------------
                                                  2000        1999
                                                 ------      ------

Operating revenues ...........................   100.0 %    100.0 %
                                                 -------    -------
Expenses:
     Agent commissions .......................    20.4 %     22.3 %
     Personnel expenses ......................    43.6 %     40.2 %
     General and administrative ..............    26.7 %     25.3 %
     Restructure charge ......................     1.1 %      0.0 %
     Integration .............................     0.0 %      0.4 %
     Gain on sale of investments, net ........    (0.4)%      0.0 %
     Depreciation and amortization ...........     6.0 %      5.4 %
     Interest expense ........................     3.5 %      2.4 %
     Interest income .........................    (0.3)%     (0.3)%
     Equity in loss of joint ventures ........     0.0 %      0.2 %
                                                 -------   --------
     Total expenses ..........................   100.6 %     95.9 %
                                                 -------   --------

Net (loss) income before benefit provision for
  income taxes and minority interest .........    (0.6)%      4.1 %
(Benefit) provision for income taxes .........    (0.3)%      1.9 %
                                                 -------   --------
Net (loss) income before minority interest ...    (0.3)%      2.2 %
Minority interest ............................     0.0 %      0.3 %
                                                 -------    -------
Net (loss) income ............................    (0.3)%      1.9 %
                                                 =======    =======

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

        Revenues for the three months ended March 31, 2000 decreased $9.1 million, or 12.2%, to $65.4 million from $74.5 million in 1999. Revenues from fully insured customers decreased by $8.6 million, reflecting reduced revenues of $12.1 million due to four carrier partners exiting the fully insured market beginning in 1999 and the termination of our administrative and marketing agreements with Sunstar Health Plan, Inc. This reduction in fully insured revenues was partially offset by new revenues from United Benefit Life Insurance Company. Revenues from self-insured customers decreased by $2.8 million, due primarily to the reduction of revenues from care management services and the termination of eight customers. Revenues from Medical Cost Management customers increased by $2.3 million as compared to the same period in 1999, due to the addition of new customers.

        Agent commission expense for the three months ended March 31, 2000 decreased $3.3 million, or 19.9%, to $13.3 million from $16.6 million for the same period in 1999. This decrease is consistent with the decrease in fully insured revenues for the period indicated, as described above.

        Personnel expense for the three months ended March 31, 2000 decreased $1.4 million, or 4.7%, to $28.6 million from $30.0 million in 1999. This decrease was primarily attributable to reduced salaries resulting from a reduction of approximately 310 employees in our workforce related to office closures and the elimination of positions in fully insured and self-insured administration.

        General and administrative expense for the three months ended March 31, 2000 decreased $1.3 million, or 7.4%, to $17.5 million from $18.8 million for the three months ended March 31, 1999. This decrease was primarily attributable to reduced professional services related to the decrease in care management revenues and the outsourcing of care management administration to a new vendor. This decrease in professional services was partially offset by increased costs associated with electronic imaging of our records and an increase in the allowance for doubtful accounts.

        During the first quarter of 2000, we recorded a total of $0.8 million in restructuring costs for the closure of a facility in Merrimack, New Hampshire and other reductions in our workforce. The costs reflected employee and lease terminations. We terminated 75 employees in management and claims administration.

        During the first quarter of 2000, we entered into an agreement to sell 82,600 shares of Caredata.com, Inc. stock, resulting in a pretax gain of $0.3 million.

        Interest expense for the three months ended March 31, 2000 increased to $2.3 million from $1.8 million in 1999. This increase resulted primarily from increased debt of $4.0 million on our line of credit as well as an increased average interest rate of 200 basis points on the line of credit due to the amended terms of the credit facility (see Note 3).


B.  YEAR 2000 COMPLIANCE

        During the quarter ended March 31, 2000, we spent an additional $695,000 for a total cost of $12.3 million to complete our Year 2000 compliance project, a project that began in 1996 to address the issue of computer programs which would not properly recognize a year beginning with "20" instead of the familiar "19." To date, we have not experienced disruptions in any of our computer systems. Although we have not experienced any disruptions at this time and do not anticipate any further significant expenditures, we cannot guarantee that any disruptions that might occur from any data exchange with vendors and customers would have no material effect.


C.  LIQUIDITY AND CAPITAL RESOURCES

        Under our May 1, 1998 Amended and Restated Credit Agreement, as amended, we maintain a line of credit of $115.0 million (the "Line of Credit") with availability equal to a multiple of trailing earnings before interest expense, income taxes, and depreciation and amortization expense ("EBITDA") (with certain adjustments called for in the credit agreement).

        We did not meet certain financial performance requirements under the credit facility for the third and fourth quarters of 1999. We entered into an amendment and waiver (the "Waiver Agreement") with the lenders under the credit facility under which the lenders waived default with respect to these requirements, provided that: (a) we met certain minimum performance objectives;
(b) the proposed acquisition of us by UICI was consummated on or prior to February 10, 2000; (c) the Agreement and Plan of Merger between us and UICI ("the Merger Agreement") did not otherwise terminate prior to closing of the proposed acquisition; and (d) we refrained from issuing dividends and observed certain limits on our investments and capital expenditures. The amendment and waiver also reduced the amount available under the Line of Credit from $175.0 million to $115.0 million. Our proposed acquisition was not completed by February 10, 2000, and on February 10, 2000, we entered into a nonwaiver and standstill agreement (the "Standstill Agreement") with the lenders under the credit facility. Pursuant to the Standstill Agreement, the lenders agreed to defer their rights or remedies related to our failure to meet certain financial performance requirements under the credit facility for a period of thirty days from the execution of the amended merger agreement (February 18, 2000) between us and UICI. Additionally, in accordance with the Standstill Agreement: (a) we executed and delivered to the agency bank a supplement to the pledge agreement pledging 100% of the capital stock of HealthAxis.com; (b) we agreed to a change in the applicable margins on borrowings on LIBOR and New York prime drawings, to 250 and 150 basis points, respectively; and (c) we may not exceed our borrowings on the date of the Standstill Agreement plus the amount available under our swingline credit agreement of $5.0 million with the agency bank. On March 17, 2000, the Standstill Agreement was extended to April 15, 2000.

        On April 14, 2000, after agreeing to terminate the UICI transaction, we entered into an extension of the Standstill Agreement pursuant to which we and the lenders agreed to amend certain terms of the May 1, 1998 credit agreement, with documentation to be formalized by May 31, 2000. The agreement provides for a $90.0 million term loan including up to $73.7 million maximum borrowings and remaining amounts available for letters of credit. The agreement requires repayment of $250,000 of principal per month for a three-month period commencing May 31, 2000, and $500,000 each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, with a final payment in 2001. The agreement also provides for a $25.0 million revolving credit facility and an August 31, 2001 final maturity. Interest rates vary from base rate plus 1.5% to base rate plus 3.0%.

        The agreement requires initial payment of a fee of 1.0% of the maximum amount of the facility plus certain administrative fees and annual commitment fee of .25% for letters of credit and unused commitments.

        Under the agreed loan terms, we must maintain certain financial covenants for revenue and EBITDA, are restricted in capital expenditures, and are subject to prepayment with proceeds of certain future activities such as sale of certain assets, public offerings, etc.

        We spent $1.8 million for capital expenditures during the three months ended March 31, 2000.

        Based upon current expectations, we believe that all consolidated operating and financing activities for the next twelve months will be met from internally generated cash flow from operations, available cash, or our revised Line of Credit.

        HealthPlan Services has retained financial advisers to assist in the examination of its strategic banking alternatives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        The following table presents the future principal payment obligations (in thousands) and weighted-average interest rates associated with our existing long-term debt instruments, assuming our actual level of long-term indebtedness of $100.7 million as of March 31, 2000:


                                                2000             2001          2002        2003         2004       THEREAFTER
                                          ------------     ------------    ----------    --------    ---------    -------------

Liabilities
Long-term Debt Fixed Rate
 (weighted average interest
 rate of 6.15%) . . . . . . . . . . . . .  $      310       $      291      $    220      $ 4,182     $   202       $      523
 Variable Rate (weighted average
 interest rate of 8.64%). . . . . . . . .       3,250           91,750             -            -           -                -


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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

        In January 1997, our subsidiary HealthPlan Services, Inc. ("HPS") began providing marketing and administrative services for health plans of TMG Life Insurance Company (now known as Clarica Life Insurance Company), with Connecticut General Life Insurance Company ("CIGNA Re") acting as the reinsurer. In January 1999, insureds under this coverage were notified that coverage would be canceled beginning in July 1999. Substantially all coverage under these policies is expected to terminate by December 31, 2000. In July 1999, Clarica asserted a demand against HPS for claims in excess of $7.0 million for breach of contract and related claims, and HPS asserted breach of contract and various other claims against Clarica. In the third quarter of 1999, we recorded a reserve for the Clarica claim and other claims. In April 2000, Clarica and CIGNA Re jointly submitted a demand for arbitration in connection with these claims and claims submitted by CIGNA Re for approximately $6.0 million. On April 28, 2000, HPS filed a claim against CIGNA Re in the Circuit Court for Hillsborough County, Florida. The claim alleges that CIGNA Re breached its duty of good faith and fair dealing in connection with the performance of its agreement with HPS.

        On April 17, 2000, Admiral Insurance Company, our errors and omissions carrier, filed a complaint for declaratory judgement in the United States District Court for the Middle District of Florida, naming HPS, Clarica, and CIGNA Re as defendants. The action seeks a declaration that HPS's alleged breaches of its agreements with CIGNA Re and Clarica are barred from coverage under the terms of our policy with Admiral. On May 1, 2000, HPS filed its answer to Admiral's complaint, denying that Admiral is entitled to relief and asserting various defenses.

        We intend to mount a vigorous defense related to the Clarica, CIGNA Re, and Admiral claims, and to continue pursuit of our claims against Clarica and CIGNA Re. While the ultimate financial effect of these claims cannot be fully determined at this time, in the opinion of management they will not have a material adverse effect on the accompanying financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

                  Exhibit
                  Number                    Description of Exhibit
                  -------                   ----------------------
                   27.1                     Financial Data Schedule


        (b) Reports on Form 8-K.

        On February 23, 2000, we filed a report on Form 8-K with respect to the Amended Agreement and Plan of Merger with UICI.

                         HEALTHPLAN SERVICES CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          HEALTHPLAN SERVICES CORPORATION

Date:  May 15, 2000           /s/ James K. Murray, Jr
                             ---------------------------------------------------
                             Chairman, Chief Executive Officer and President (Principal Executive Officer)


Date:  May 15, 2000          /s/ Phillip S. Dingle
                             ---------------------------------------------------
                             Executive Vice President and
                                Chief Financial Officer
                             (Principal Financial Officer and Principal
                                Accounting Officer)