Form 10-Q
period 2000-06-30
HEALTHPLAN SERVICES CORP
filed 2000-08-08
CIK 942319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     |X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2000

                                          OR

     |_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

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

Total number of shares of Common Stock outstanding as of August 1, 2000.

Common Stock ...................................................13,683,456

                         HEALTHPLAN SERVICES CORPORATION

                                Table of Contents

                                                                      Page No.
                                                                 ---------------

Part I - FINANCIAL INFORMATION


Item 1.      Consolidated Balance Sheets
             June 30, 2000 and December 31, 1999 .........................2


             Consolidated Statements of Operations
             Three and Six Months Ended June 30, 2000 and 1999 ...........3


             Consolidated Statements of Changes in
             Stockholders' Equity Six Months Ended June 30, 2000 .........4


             Consolidated Statements of Cash Flows
             Six Months Ended June 30, 2000 and 1999 .....................5


             Notes to Consolidated Financial Statements ..................6


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..............10


Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk ..........................................15


Part II - OTHER INFORMATION                                              16

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
                         HEALTHPLAN SERVICES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                     June 30,        December 31,
                                                                                         2000                1999
                                                                                --------------    ----------------
                                                                                  (Unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents ..................................................$        2,008    $              -
  Restricted cash ............................................................             -                   3
  Accounts receivable, net ...................................................        21,636              22,933
  Prepaid expenses and other current assets ..................................         4,576               4,135
  Refundable income taxes ....................................................         3,272                 666
  Deferred taxes .............................................................         3,591               4,532
                                                                                --------------    ----------------
          Total current assets ...............................................        35,083              32,269
Property and equipment, net ..................................................        28,425              27,804
Other assets, net ............................................................         2,267               2,537
Investments ..................................................................         2,649               6,513
Intangible assets, net .......................................................       186,737             191,302
                                                                                --------------    ----------------
          Total assets .......................................................$      255,161    $        260,425
                                                                                ==============    ================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft .............................................................$            -    $          1,188
  Accounts payable ...........................................................         4,712               4,377
  Premiums payable to carriers ...............................................        36,913              33,930
  Commissions payable ........................................................         5,405               4,862
  Deferred revenue ...........................................................         2,214               1,762
  Accrued liabilities ........................................................        17,999              26,810
  Current portion of long-term debt payable ..................................        21,058               3,669
                                                                                --------------    ----------------
          Total current liabilities ..........................................        88,301              76,598
Notes payable ................................................................        78,962              92,168
Deferred taxes ...............................................................         3,311               2,892
Other long-term liabilities ..................................................         2,457               2,486
                                                                                --------------    ----------------
          Total liabilities ..................................................       173,031             174,144
                                                                                --------------    ----------------
Commitments and contingencies (Note 5)

Stockholders' equity:
   Common Stock, $0.01 par value, 100,000,000 shares
     authorized, 15,195,466 issued at June 30, 2000 and,
     15,190,458 at December 31, 2000 .........................................           152                 152
   Additional paid-in capital ................................................       110,391             110,357
   Treasury Stock, 1,519,400 shares ..........................................       (30,006)            (30,006)
   Retained earnings .........................................................         2,053               4,184
   Unrealized (depreciation) appreciation on investments
     available for sale, net of tax ..........................................          (460)               1,594
                                                                                --------------    ----------------
          Total stockholders' equity .........................................        82,130              86,281
                                                                                --------------    ----------------
          Total liabilities and stockholders' equity .........................$      255,161    $        260,425
                                                                                ==============    ================

             The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands except per share data)

                                                              For the Three Months Ended               For the Six Months Ended
                                                                       June 30,                                June 30,
                                                            --------------------------------         ------------------------------
                                                                2000              1999                   2000             1999
                                                                ----              ----                   ----             ----

Operating revenues .......................................$       64,425   $        70,932         $      129,823   $     145,407
                                                            --------------   ---------------         --------------   -------------

Expenses:
  Agent commissions ......................................        13,797            14,241                 27,128          30,816
  Personnel expenses .....................................        26,854            28,389                 55,406          58,346
  General and administrative .............................        16,787            19,248                 34,248          38,097
  Restructure charge .....................................             -               920                    750             920
  Integration ............................................             -                 -                      -             310
  Other expenses .........................................         1,120                 -                  1,120               -
  Gain on sale of investments, net .......................           (47)           (3,583)                  (332)         (3,583)
  Depreciation and amortization ..........................         3,945             4,160                  7,834           8,209
  Interest expense .......................................         2,665             1,840                  4,959           3,603
  Interest income ........................................          (224)             (106)                  (423)           (328)
  Equity in loss of joint ventures .......................             -                53                      -             208
                                                            --------------   ---------------         --------------   -------------
Total expenses ...........................................        64,897            65,162                130,690         136,598
                                                            --------------   ---------------         --------------   -------------

(Loss) income before provision for income
  taxes, minority interest, and
  extraordinary item .....................................          (472)            5,770                   (867)          8,809
Provision for income taxes ...............................           500             2,398                    310           3,811
                                                            --------------   ---------------         --------------   -------------
(Loss) income before minority interest
  and extraordinary item .................................          (972)            3,372                 (1,177)          4,998

Minority interest ........................................             -                56                      -             245
                                                            --------------   ---------------         --------------   -------------
(Loss) income before extraordinary item ..................          (972)            3,316                 (1,177)          4,753

Extraordinary loss from restructure
  of debt, net of taxes ..................................           954                 -                    954               -
                                                            --------------   ---------------         --------------   -------------
Net (loss) income ........................................$       (1,926)  $         3,316          $      (2,131)  $       4,753
                                                            ==============   ===============         ==============   =============

Basic (loss) earnings per share of Common Stock:
  (Loss) earnings before extraordinary item ..............$        (0.07)  $           0.24         $       (0.09)  $        0.34
  Extraordinary item .....................................         (0.07)                 -                 (0.07)              -
                                                            --------------   ---------------         --------------   -------------
  Net (loss) earnings ....................................$        (0.14)  $           0.24         $       (0.16)  $        0.34
                                                            ==============   ===============         ==============   =============
Basic weighted average number of
   shares outstanding ....................................        13,676             13,759                13,674          13,820
                                                            ==============   ===============         ==============   =============

Diluted (loss) earnings per share of Common Stock:
  (Loss) earnings before extraordinary item ..............$        (0.07)  $           0.24         $       (0.09)  $        0.34
  Extraordinary item .....................................         (0.07)                 -                 (0.07)              -
                                                            --------------   ---------------         --------------   -------------
  Net (loss) earnings ....................................$        (0.14)  $           0.24         $       (0.16)           0.34
                                                            ==============   ===============         ==============   =============
Diluted weighted average number of
   shares outstanding ....................................        13,676             13,944                13,674          14,003
                                                            ==============   ===============         ==============   =============

                     The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)

                                                                                                           Unrealized
                                                                                                          Depreciation
                                                                                                               on
                                                          Voting     Additional                            Investments
                                          Comprehensive   Common     Paid-in       Treasury    Retained     Available
                                             Income        Stock      Capital       Stock      Earnings     for Sale        Total
                                          -------------   ---------  -----------   ---------   ---------   ------------   ---------
Balance at  December  31, 1999 .......                     $  152    $ 110,357     $(30,006)    $ 4,184      $   1,594    $ 86,281
Issuance of 1,718 shares in connection
    with the directors' compensation
    plan (unaudited) .................                          -           21            -           -              -          21
Issuance of 3,290 shares in
    connection with the employee
    stock purchase plan (unaudited) ..                          -           13            -           -              -          13
Net loss (unaudited) ................. $      (2,131)           -            -            -      (2,131)             -      (2,131)
Unrealized depreciation on investment
    available for sale (unaudited) ...        (2,054)           -            -            -           -         (2,054)     (2,054)
                                          -------------
Comprehensive loss ................... $      (4,185)
                                          =============   ---------  -----------   ---------   ---------   ------------   ---------
Balance at June 30, 2000
    (unaudited) ......................                     $  152    $ 110,391    $(30,006)     $ 2,053      $    (460)   $ 82,130
                                                          =========  ===========   =========   =========   ============   =========

The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                        ------------------------------------------------
                                                                                    2000                           1999
                                                                        -----------------              -----------------
Cash flows from operating activities:
   Net (loss) income ................................................$          (2,131)             $            4,753
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation .....................................................             2,998                          3,670
   Amortization .....................................................             6,400                          4,539
   Gain on sale of investments ......................................              (332)                        (3,583)
   Equity in loss of joint venture ..................................                 -                            208
   Minority interest ................................................                 -                            245
   Deferred taxes ...................................................             2,566                            941
Changes in assets and liabilities net of effect from acquisitions:
   Restricted cash ..................................................                 3                          2,466
   Accounts receivable ..............................................             1,298                           (667)
   Prepaid expenses and other current assets ........................              (441)                          (136)
   Other assets .....................................................            (1,564)                           (79)
   Cash overdraft ...................................................            (1,188)                         2,528
   Accounts payable .................................................               334                         (2,526)
   Premiums payable to carriers .....................................             2,983                            (95)
   Commissions payable ..............................................               542                           (766)
   Deferred revenue .................................................               451                           (796)
   Accrued liabilities ..............................................            (8,791)                            55
   Income taxes payable .............................................            (2,605)                           860
                                                                        -----------------              -----------------
          Net cash provided by operating activities .................               523                         11,617
                                                                        -----------------              -----------------
Cash flows from investing activities:
   Purchases of property and equipment ..............................            (3,619)                        (3,050)
   Cash paid for acquisitions, net of cash acquired .................                 -                         (8,674)
   Purchase of investments ..........................................                 -                           (919)
   Proceeds from sale of investments ................................               936                          7,040
   Receivable from sale of investments, net .........................                 -                         (6,955)
   Decrease in note receivable ......................................                 -                          3,499
                                                                        -----------------              -----------------
          Net cash used in investing activities .....................            (2,683)                        (9,059)
                                                                        -----------------              -----------------
Cash flows from financing activities:
   Net borrowing (payments) under line of credit ....................             4,435                         (1,000)
   Payments on other debt ...........................................              (280)                          (443)
   Cash dividends paid ..............................................                 -                         (3,809)
   Purchase of Treasury Stock .......................................                 -                         (1,919)
   Proceeds from Common Stock issued ................................                13                             31
                                                                        -----------------              -----------------
          Net cash provided by (used in) financing activities .......             4,168                         (7,140)
                                                                        -----------------              -----------------
Net increase in cash and cash equivalents ...........................             2,008                         (4,582)
Cash and cash equivalents at beginning of period ....................                 -                          4,582
                                                                        -----------------              -----------------
Cash and cash equivalents at end of period ..........................$            2,008             $                -
                                                                        =================              =================
Supplemental disclosure of cash flow information:
   Cash paid for interest ...........................................$            4,833             $            3,491
                                                                        =================              =================
   Net (refunds received) paid for income taxes .....................$             (616)            $            2,013
                                                                        =================              =================
Supplemental disclosure of noncash activities:
   Dividends declared and unpaid ....................................$                -             $            1,879
                                                                        =================              =================

                The accompanying notes are an integral part of these consolidated financial statements.

                         HEALTHPLAN SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

1.  Description of Business and Organization

       HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, "HealthPlan Services") is a leading managed health care services company, providing marketing, distribution, administration, and medical cost management services for health care plans and other benefit programs. HealthPlan Services' customers include insurance companies, health maintenance organizations ("HMOs") and other managed care organizations, and organizations with self-funded benefit plans. HealthPlan Services provides these services to over 100,000 groups covering over 3 million members in the United States. HealthPlan Services functions as a service provider generating fee-based income and does not assume any underwriting risk.

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

    Restructure Charges

         During the first quarter of 2000, HealthPlan Services recorded a total of $0.8 million in restructuring costs for the closure of a facility in Merrimack, New Hampshire and other reductions in our workforce. The costs reflected employee and lease terminations. HealthPlan Services terminated 75 employees in management and claims administration. At June 30, 2000, a balance of $0.2 million remained to be paid for severance costs related to the charge in 2000, a balance of $0.3 million remained to be paid for severance costs related to the charge in 1999, and a balance of $0.4 million remained to be paid for a lease termination related to the charge in 1998.

         A summary of restructure charges is as follows (in thousands):

                                                                                  Original Charge
                                                                       2000              1999               1998
                                                                   -------------     -------------      --------------
Severance and related costs                                     $          618    $        2,031     $         1,250
Office closure costs                                                       132             1,725                 360
Write-off of property, plant, and equipment, net                             -               100                 442
                                                                   -------------     -------------      --------------
  Restructure charge                                                       750             3,856               2,052
Amounts paid - 1998                                                                                           (1,066)
Amounts paid - 1999                                                                       (1,153)               (586)
Amounts paid - 2000                                                       (580)           (2,441)                  -
                                                                   -------------     -------------
                                                                                                        --------------
Remaining liability - December 31, 1998                                                              $           986
                                                                                                        --------------
Remaining liability - December 31, 1999                                           $        2,703     $           400
                                                                                     -------------      --------------
Remaining liability - June 30, 2000                             $          170    $          262     $           400
                                                                   =============     =============      ==============

    Other expenses

         On April 14, 2000, HealthPlan Services agreed to terminate its merger agreement with UICI. As a result, it expensed $1.1 million of costs including legal, financial advisory, and other fees, associated with this transaction in the quarter ended June 30, 2000.

3.  Notes Payable and Credit Facility

         On June 8, 2000, HealthPlan Services closed on its Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing June 30, 2000 and repayments of $500,000 each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. The revolving credit facility has a final maturity date of August 31, 2001. Interest rates vary from the higher of (a) the Prime Rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3.0%. The Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility plus certain administrative fees and an annual commitment fee of .25% for letters of credit and unused commitments. HealthPlan Services capitalized approximately $1.4 million of bank fees relative to the Credit Agreement. Under the loan terms, HealthPlan Services must maintain certain financial covenants for revenue and EBITDA as defined in the Credit Agreement, is restricted in capital expenditures and issuance of dividends, and is subject to prepayment with proceeds of certain future activities such as sale of certain assets, public offerings, and the like. In June 2000, HealthPlan Services recorded an extraordinary loss on the restructure of the debt of $1.5 million ($1.0 million net of taxes) for fees capitalized under the previous facility. On July 5, 2000, upon the sale of HealthPlan Services' unemployment compensation and workers compensation units, HealthPlan Services used the proceeds to reduce its debt by $18.0 million (see Note 6). Of this amount, $6.7 million represents projected income taxes which may be re-borrowed upon their due date in September 2000. As of July 5, 2000, the balance outstanding under HealthPlan Services' Credit Agreement was $76.4 million.

         HealthPlan Services has also entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in 2001, effectively convert $40.0 million of variable debt under the Credit Agreement to fixed rate debt at a weighted average rate of 6.18%. For the six months ended June 30, 2000, HealthPlan Services recognized zero interest expense related to the swap agreements. HealthPlan Services considers the fixed rate and variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

         HealthPlan Services has additional notes of $5.6 million in the aggregate. The notes relate to a 1993 acquisition, the 1998 acquisition of CENTRA, and equipment purchases, of which $0.3 million is due within one year.

4.  Investments

         At December 31, 1999, HealthPlan Services owned 109,732 shares of Caredata.com Inc. ("Caredata.com"), a provider of health care information. During the first quarter of 2000, HealthPlan Services sold 82,600 of its shares in Caredata.com and recorded a pre-tax gain on the sale of $0.3 million. HealthPlan Services sold its remaining 27,132 shares in Caredata.com in April 2000, and recognized an additional pre-tax gain of $50,000.

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

         In the third quarter of 1999, HealthPlan Services recorded $5.7 million in pre-tax expense. This reserve reflected management's best estimate of the possible ultimate liability to HealthPlan Services as a result of, among other things, a claim exceeding $7.0 million asserted by a customer, as well as unquantified claims asserted by two customers and seven insurance brokers, and the failure of mediation efforts with a customer that had previously asserted a claim exceeding $2.0 million. The customers alleged breach of contract and related claims, and the brokers alleged loss of profits due to small group business declines. The balance in this reserve at June 30, 2000, was $3.2 million. The reserve is reviewed and adjusted quarterly.

       In January 1997, HealthPlan Services' subsidiary HealthPlan Services, Inc. began providing marketing and administrative services for health plans of TMG Life Insurance Company (now known as Clarica Life Insurance Company), with Connecticut General Life Insurance Company ("CIGNA Re") acting as the reinsurer. In January 1999, insureds under this coverage were notified that coverage would be canceled beginning in July 1999. Substantially all coverage under these policies is expected to terminate by December 31, 2000. In July 1999, Clarica asserted a demand against HealthPlan Services, Inc. for claims in excess of $7.0 million for breach of contract and related claims, and HealthPlan Services, Inc. asserted breach of contract and various other claims against Clarica. A reserve for these claims was included in the reserve that HealthPlan Services established in the third quarter of 1999. In April 2000, Clarica and CIGNA Re jointly submitted a demand for consolidated arbitration in connection with these claims and claims submitted by CIGNA Re for approximately $6.0 million. The demand for arbitration was subsequently withdrawn, without prejudice to refile separate demands. On April 28, 2000, HealthPlan Services, Inc. filed a claim against CIGNA Re in the Circuit Court for Hillsborough County, Florida. The claim alleges that CIGNA Re breached its duty of good faith and fair dealing in connection with the performance of its agreement with HealthPlan Services, Inc. CIGNA Re removed the proceeding to the United States District Court for the Middle District of Florida.

         On April 17, 2000, Admiral Insurance Company ("Admiral"), HealthPlan Services' errors and omissions carrier, filed a complaint for declaratory judgement in the United States District Court for the Middle District of Florida, naming HealthPlan Services, Inc., Clarica, and CIGNA Re as defendants. The action seeks a declaration that HealthPlan Services, Inc.'s alleged breaches of its agreements with CIGNA Re and Clarica are not covered under the terms of HealthPlan Services' policy with Admiral. On May 1, 2000, HealthPlan Services, Inc. filed its answer to Admiral's complaint, denying that Admiral is entitled to relief and asserting various defenses. In July 2000, citing the withdrawal of the CIGNA Re and Clarica consolidated arbitration demand, Admiral filed a motion to place the action in administrative suspension, pending the resubmission of an arbitration demand by CIGNA Re or Clarica. The District Court granted Admiral's motion on July 26, 2000.

         HealthPlan Services intends to mount a vigorous defense of the Clarica, CIGNA Re, and Admiral claims, and to continue pursuit of its claims against Clarica and CIGNA Re. While the ultimate financial effect of these claims cannot be fully determined at this time, in the opinion of management they will not have a material adverse effect on the accompanying financial statements.

6. Subsequent Events

       On July 5, 2000, HealthPlan Services sold its unemployment compensation and its workers compensation units for approximately $19.4 million cash. HealthPlan Services' unemployment compensation business operated under the name R.E. Harrington, and its workers' compensation unit conducted business as Harrington Benefit Services Workers' Compensation Division. Both units were part of HealthPlan Services' acquisition of Columbus, Ohio-based Harrington Services Corporation in 1996. HealthPlan Services used the net cash proceeds from the sale to reduce its bank debt by $18.0 million, including $6.7 million of projected income taxes on the transaction which may be re-borrowed upon their due date in September 2000. As a result of the transaction, HealthPlan Services expects to recognize a pre-tax gain in the third quarter of $7-8 million.

         On June 16, 1998, HealthPlan Services acquired a 50.1% interest in CENTRA. CENTRA was formed by an agreement between HealthPlan Services and CENTRA Benefit Services, Inc. ("CBS") in which substantially all the assets in CBS's third party administration business, which administers self-insured employee benefit plans, were transferred to CENTRA. HealthPlan Services paid $0.2 million for a 1% interest in CENTRA and acquired an additional 49.1% interest from CBS in exchange for the payment of $7.4 million ($9.3 million purchase price net of the payoff of a CBS note), the issuance of $4.0 million in five-year 5.75% notes convertible into approximately 180,000 shares of HealthPlan Services' stock, a purchase price holdback of up to $1.2 million, and additional contingent consideration. In addition to such contingent consideration, CBS was given the right to put its remaining interest in CENTRA at a contractual price not to exceed $6.0 million within two years of the acquisition date if CENTRA met certain financial performance criteria. CBS exercised its put right and on April 29, 1999, HealthPlan Services paid CBS $4.4 million, which represented a payment of $5.5 million for CBS's 49.9% interest in CENTRA, offset by amounts due to HealthPlan Services in connection with the CENTRA acquisition. In January 2000, HealthPlan Services paid $0.9 million to CBS in settlement of the purchase price holdback. On July 13, 2000, HealthPlan Services paid CBS $3.0 million in contingent consideration.

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

Introduction

       The following is a discussion of changes in our consolidated results of operations for the three and six months ended June 30, 2000 and 1999.

       We are a leading managed health care services company, providing marketing, distribution, administration, and medical cost management services for health care payors and providers. We function solely as a service provider generating fee-based income and do not assume any underwriting risk.

A.     RESULTS OF OPERATIONS

       The following is a discussion of material changes in the consolidated results of operations of HealthPlan Services for the three and six months ended June 30, 2000 compared to the same period in 1999. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                              Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
                                           -------------------------     -------------------------
                                                 2000          1999            2000          1999
                                                 ----          ----            ----          ----
Operating revenues ........................    100.0 %      100.0 %         100.0 %       100.0 %
Expenses:
  Agent commissions .......................     21.4 %       20.1 %          20.9 %        21.2 %
  Personnel expenses ......................     41.6 %       40.0 %          42.7 %        40.1 %
  General and administrative ..............     26.1 %       27.1 %          26.4 %        26.2 %
  Restructure charge ......................      0.0 %        1.3 %           0.6 %         0.6 %
  Integration .............................      0.0 %        0.0 %           0.0 %         0.2 %
  Other expense ...........................      1.7 %        0.0 %           0.9 %         0.0 %
  Gain on sale of investments .............     (0.0)%       (5.1)%          (0.3)%        (2.5)%
  Depreciation and amortization ...........      6.1 %        5.9 %           6.0 %         5.7 %
  Interest expense ........................      4.1 %        2.6 %           3.8 %         2.5 %
  Interest income .........................     (0.3)%       (0.2)%          (0.3)%        (0.2)%
  Equity in loss of joint venture .........      0.0 %        0.1 %           0.0 %         0.1 %
     Total expenses .......................    100.7 %       91.8 %         100.7 %        93.9 %
(Loss) income before provision for
  income taxes, minority interest,
  and extraordinary item ..................     (0.7)%        8.2 %          (0.7)%         6.1 %
Provision for  income taxes ...............      0.8 %        3.4 %           0.2 %         2.6 %
(Loss) income before
  minority interest, and
  extraordinary item ......................     (1.5)%        4.8 %          (0.9)%         3.5 %
Minority interest .........................      0.0 %        0.1 %           0.0 %         0.2 %
Net (loss) income before
  extraordinary item ......................     (1.5)%        4.7 %          (0.9)%         3.3 %
Extraordinary loss from restructure
  of debt, net of taxes ...................     (1.5)%        0.0 %          (0.7)%         0.0 %
Net (loss) income .........................     (3.0)%        4.7 %          (1.6)%         3.3 %

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Revenues for the three months ended June 30, 2000 decreased $6.5 million, or 9.2%, to $64.4 million from $70.9 million in 1999. Revenues from fully insured customers decreased by $5.8 million, reflecting reduced revenues of $10.9 million due to certain carrier partners exiting the fully insured market beginning in 1999 and the termination of our administrative and marketing agreements with Sunstar Health Plan, Inc. This decrease in fully insured revenues was partially offset by new revenues from United Benefit Life Insurance Company. Revenues from self-insured customers decreased by $2.7 million, due primarily to the decrease of revenues from care management services and terminated customers. Revenues from Medical Cost Management customers increased by $2.1 million as compared to the same period in 1999, due to the addition of new customers.

         Agent commission expense for the three months ended June 30, 2000 decreased $0.4 million, or 2.8%, to $13.8 million from $14.2 million for the same period in 1999. This decrease is consistent with the decrease in fully insured revenues for the period indicated, as described above. Fully insured commissions as a percent of fully insured revenues increased to 52.7% in the three months ended June 30, 2000, from 44.6% for the same period in 1999. This increase resulted from higher commissions as a percent of United Benefit Life Insurance Company revenues than those experienced for the carriers who are exiting the fully insured market and Sunstar HealthPlan, Inc.

         Personnel expense for the three months ended June 30, 2000 decreased $1.5 million, or 5.3%, to $26.9 million from $28.4 million in 1999. This decrease was primarily attributable to reduced salaries resulting from a reduction of approximately 315 employees in our workforce related to office closures and the elimination of positions in fully insured and self-insured administration.

         General and administrative expense for the three months ended June 30, 2000 decreased $2.4 million, or 12.5%, to $16.8 million from $19.2 million for the three months ended June 30, 1999. This decrease was primarily attributable to reduced professional services related to the decrease in care management revenues and the outsourcing of care management administration to a new vendor and a reduction in bad debt expense. The decrease in professional services was partially offset by increased costs associated with electronic imaging of our records and network fees paid on the increased Medical Cost Management revenues.

         During the second quarter of 2000, we recorded a total of $1.1 million in legal, financial advisory, and other fees associated with the termination of our merger agreement with UICI.

         During the second quarter of 2000, we entered into an agreement to sell the remaining 27,132 shares of Caredata.com, Inc. stock, resulting in a pre-tax gain of $50,000.

         Interest expense for the three months ended June 30, 2000 increased to $2.7 million from $1.8 million in 1999. This increase resulted primarily from increased debt of $5.0 million on our line of credit as well as an increased average interest rate of 330 basis points on the line of credit due to the amended terms of the credit facility (see Note 3).

       We recorded an extraordinary loss of $1.0 million net of taxes on our credit facility during the three months ended June 30, 2000 (see Note 3). This loss represented $1.5 million of pre-tax non-interest fees and expenses connected with the prior facility, which were previously subject to amortization over five years.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Revenues for the six months ended June 30, 2000 decreased $15.6 million, or 10.7%, to $129.8 million from $145.4 million for the same period in 1999. Revenues from fully insured customers decreased by $14.4 million, reflecting reduced revenues of $23.3 million due to certain carrier partners exiting the fully insured market beginning in 1999 and the termination of our administrative and marketing agreements with Sunstar Health Plan, Inc. This reduction in fully insured revenues was partially offset by new revenues from United Benefit Life Insurance Company. Revenues from self-insured customers decreased by $5.5 million, due primarily to the reduction of revenues from care management services and terminated customers. Revenues from Medical Cost Management customers increased by $4.3 million as compared to the same period in 1999, due to the addition of new customers.

       Agent commission expense for the six months ended June 30, 2000 decreased $3.7 million, or 12.0%, to $27.1 million from $30.8 million for the same period in 1999. This decrease is consistent with the decrease in fully insured revenues described above for the period indicated, as described above. Fully insured commissions as a percent of fully insured revenues increased to 51.9% for the six months ended June 30, 2000, from 46.3% for the same period in 1999. This increase resulted from higher commissions as a percent of United Benefit Life Insurance Company revenues than those experienced for the carriers who are exiting the fully insured market and Sunstar HealthPlan, Inc.

       Personnel expense for the six months ended June 30, 2000 decreased $2.9 million, or 5.0%, to $55.4 million from $58.3 million for the same period in 1999. This decrease was primarily attributable to reduced salaries resulting from a reduction of approximately 315 employees in our workforce related to office closures and the elimination of positions in fully insured and self-insured administration.

       General and administrative expense for the six months ended June 30, 2000 decreased $3.9 million, or 10.2%, to $34.2 million from $38.1 million for the six months ended June 30, 1999. This decrease was primarily attributable to reduced professional services related to the decrease in care management revenues and the outsourcing of care management administration to a new vendor. This decrease in professional services was partially offset by increased costs associated with electronic imaging of our records and network fees paid on the increased Medical Cost Management revenues.

       During the first quarter of 2000, we recorded a total of $0.8 million in restructuring costs for the closure of a facility in Merrimack, New Hampshire and other reductions in our workforce. The costs reflected employee and lease terminations. We terminated 75 employees in management and claims administration. We recorded $0.9 million in restructuring costs during the six months ended June 30, 1999. These costs reflect employee terminations and computer software associated with reductions in our fully insured customer workforce in Tampa, Florida. There were 63 employees terminated in management, claims administration, and information systems.

       During the second quarter of 2000, we recorded a total of $1.1 million in legal, financial advisory, and other fees associated with the termination of our merger agreement with UICI.

       During the six months ended June 30, 2000, we entered into an agreement to sell all 109,732 shares of our Caredata.com, Inc. stock, resulting in a pre-tax gain of $0.3 million. During the second quarter of 1999, HealthPlan Services entered into an agreement to sell 1,415,000 of its shares of HealthAxis.com stock resulting in a pre-tax gain of $3.6 million.

       Interest expense for the six months ended June 30, 2000 increased to $5.0 million from $3.6 million in 1999. This increase resulted primarily from increased debt of $5.0 million on our line of credit as well as an increased average interest rate of 260 basis points on the line of credit due to the amended terms of credit facility (see Note 3).

       We recorded an extraordinary loss of $1.0 million net of taxes related to our credit facility during the three months ended June 30, 2000 (see Note 3). This loss represented $1.5 million of pre-tax non-interest fees and expenses connected with the prior facility, which were previously subject to amortization over five years.

B.     YEAR 2000 COMPLIANCE

         During the six months ended June 30, 2000, we spent an additional $1.2 million for a total cost of $12.8 million to complete our Year 2000 compliance project, a project that began in 1996 to address the issue of computer programs which would not properly recognize a year beginning with "20" instead of the familiar "19." To date, we have not experienced disruptions in any of our computer systems related to Year 2000 compliance. Although we have not experienced any disruptions at this time and do not anticipate any further significant expenditures, we cannot guarantee that any disruptions that might occur from any data exchange with vendors or that customers would not experience material adverse effects if any disruption did occur.


C.     LIQUIDITY AND CAPITAL RESOURCES

         On June 8, 2000, we closed on our Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing June 30, 2000 and repayments of $500,000 each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. The revolving credit facility has a final maturity date of August 31, 2001. Interest rates vary from the higher of (a) the Prime Rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3.0%. The Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility plus certain administrative fees and an annual commitment fee of .25% for letters of credit and unused commitments. We capitalized approximately $1.4 million of bank fees relative to the Credit Agreement. Under the loan terms, we must maintain certain financial covenants for revenue and EBITDA as defined in the Credit

Agreement, is restricted in capital expenditures, and is subject to prepayment with proceeds of certain future activities such as sale of certain assets, public offerings, and the like. During the six months ended June 30, 2000, we paid $4.5 million of interest on our credit agreements.

         On July 5, upon the sale of our unemployment compensation and workers compensation units, we used the proceeds to reduce its debt by $18.0 million. Of this amount, $6.7 million represents projected income taxes which may be re-borrowed upon their due date in September 2000.

         On July 13, 2000, we paid $3.0 million to CENTRA Benefit Services, Inc. in settlement of the contingent consideration related to our purchase of CENTRA in 1998 (see Note 6).

         As of July 6, 2000, we have paid $1.1 million related to our terminated merger with UICI in legal, financial advisory, and other fees.

         On June 1, 2000, we paid $2.2 million, including principal and interest, to the former owner of National Preferred Provider Network, Inc. ("NPPN") as part of the additional contingent consideration relating to our acquisition of NPPN in 1998.

         During 2000, we have paid $1.0 million in adverse claim settlements against a reserve established in the third quarter of 1999, which relates to various claims asserted against us.

         During the six months ended June 30, 2000, we paid $3.0 million in connection with the closure of CENTRA's Richardson, Texas office, which was announced in 1999, and our Merrimack, New Hampshire office, which was announced in the first quarter of this year.

         We spent $3.6 million for capital expenditures during the six months ended June 30, 2000.

         Based upon current expectations, we believe that all consolidated operating and financing activities for the next twelve months will be met from internally generated cash flow from operations, available cash, or our amended Credit Agreement.

         HealthPlan Services has retained financial advisers to assist in the examination of its strategic banking alternatives.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to certain market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We are subject to interest rate risk on our existing Credit Agreement and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our notes issued to C G Insurance Services, Inc., the former owner of CENTRA, and certain equipment notes, and our variable rate debt relates to borrowings under our Credit Agreement. See "Liquidity and Capital Resources."

         The following table presents the future principal payment obligations (in thousands) and weighted-average interest rates associated with our existing long-term debt instruments, assuming our actual level of long-term indebtedness of $100.0 million as of June 30, 2000:

                                                2000             2001          2002        2003         2004       Thereafter
                                          ------------     ------------    ----------    --------    ---------    -------------
Liabilities
Long-term Debt Fixed Rate
   (weighted average interest
    rate of 6.11%) ..................      $     167        $     291       $   220      $  4,182    $     202      $     523
Variable Rate (weighted
   average interest rate
   of 8.64%) ........................         20,750           73,685             -             -            -              -

         Our primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest expense requirements and exceed financial covenants, and (iii) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

         We manage interest rate risk on our variable rate debt by using two separate interest rate swap agreements. The agreements, which expire in September and December 2001, effectively convert $40.0 million of variable rate debt under the Credit Agreement to fixed rate debt at a weighted average rate of 6.18%.

       While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, our management continues to evaluate our financial position on an ongoing basis.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         In January 1997, our subsidiary HealthPlan Services, Inc. ("HPS") began providing marketing and administrative services for health plans of TMG Life Insurance Company (now known as Clarica Life Insurance Company), with Connecticut General Life Insurance Company ("CIGNA Re") acting as the reinsurer. In January 1999, insureds under this coverage were notified that coverage would be canceled beginning in July 1999. Substantially all coverage under these policies is expected to terminate by December 31, 2000. In July 1999, Clarica asserted a demand against HPS for claims in excess of $7.0 million for breach of contract and related claims, and HPS asserted breach of contract and various other claims against Clarica. In the third quarter of 1999, we recorded a reserve for the Clarica claim and other claims. In April 2000, Clarica and CIGNA Re jointly submitted a demand for consolidated arbitration in connection with these claims and claims submitted by CIGNA Re for approximately $6.0 million. The demand for arbitration was subsequently withdrawn, without prejudice to refile separate demands. On April 28, 2000, HPS filed a claim against CIGNA Re in the Circuit Court for Hillsborough County, Florida. The claim alleges that CIGNA Re breached its duty of good faith and fair dealing in connection with the performance of its agreement with HPS. CIGNA Re removed the proceeding to the United States District Court for the Middle District of Florida.

       On April 17, 2000, Admiral Insurance Company, our errors and omissions carrier, filed a complaint for declaratory judgement in the United States District Court for the Middle District of Florida, naming HPS, Clarica, and CIGNA Re as defendants. The action seeks a declaration that HPS's alleged breaches of its agreements with CIGNA Re and Clarica are not covered under the terms of our policy with Admiral. On May 1, 2000, HPS filed its answer to Admiral's complaint, denying that Admiral is entitled to relief and asserting various defenses. In July 2000, citing the withdrawal of the CIGNA Re and Clarica consolidated arbitration demand, Admiral filed a motion to place the action in administrative suspension, pending the resubmission of an arbitration demand by CIGNA Re or Clarica. The District Court granted Admiral's motion on July 26, 2000.

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





                                           HEALTHPLAN SERVICES CORPORATION

Date:  August 8, 2000                  /s/ Phillip S. Dingle
                                       -----------------------------------------
                                       President and Chief Operating Officer
                                       (Principal Executive Officer)


Date:  August 8, 2000                  /s/ Gregory C. Fisher
                                       -----------------------------------------
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)