Form 10-Q
period 2000-09-30
HEALTHPLAN SERVICES CORP
filed 2000-11-13
CIK 942319

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

Total number of shares of Common Stock outstanding as of November 1, 2000.

Common Stock  .................................................  13,685,484

                        HEALTHPLAN SERVICES CORPORATION

                               Table of Contents

                                                                                                       Page No.
                                                                                                ---------------------

Part I - FINANCIAL INFORMATION
Item 1.   Consolidated Balance Sheet
          September 30, 2000 and December 31, 1999..........................................................        2

          Consolidated Statement of Operations
          Three and Nine Months Ended September 30, 2000 and 1999...........................................        3

          Consolidated Statement of Changes in Common
          Stockholders' Equity Nine Months Ended September 30, 2000.........................................        4

          Consolidated Statement of Cash Flows
          Nine Months Ended September 30, 2000 and 1999.....................................................        5

          Notes to Consolidated Financial Statements........................................................        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................................................       11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................................       16


Part II - OTHER INFORMATION                                                                                        17

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                       HEALTHPLAN SERVICES CORPORATION
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands except share amounts)

                                                                                    September 30,             December 31,
                                                                                             2000                     1999
                                                                             --------------------     --------------------
                                                                                       (Unaudited)
ASSETS
Current assets:
  Restricted cash                                                            $                  -     $                  3
  Accounts receivable, net                                                                 24,029                   22,933
  Prepaid expenses and other current assets                                                 4,003                    4,135
  Refundable income taxes                                                                   5,081                      666
  Deferred taxes                                                                            3,144                    4,532
                                                                             --------------------     --------------------
          Total current assets                                                             36,257                   32,269
Property and equipment, net                                                                27,167                   27,804
Other assets, net                                                                           2,079                    2,537
Investments                                                                                 2,549                    6,513
Intangible assets, net                                                                    176,984                  191,302
                                                                             --------------------     --------------------
          Total assets                                                       $            245,036     $            260,425
                                                                             ====================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft                                                             $              4,866     $              1,188
  Accounts payable                                                                          2,724                    4,377
  Premiums payable to carriers                                                             37,689                   33,930
  Commissions payable                                                                       3,583                    4,862
  Deferred revenue                                                                          1,709                    1,762
  Accrued liabilities                                                                      64,780                   26,810
  Current portion of long-term debt payable                                                 8,873                    3,669
                                                                             --------------------     --------------------
          Total current liabilities                                                       124,224                   76,598
Notes payable                                                                              68,963                   92,168
Deferred taxes                                                                              2,762                    2,892
Other long-term liabilities                                                                 2,432                    2,486
                                                                             --------------------     --------------------
          Total liabilities                                                               198,381                  174,144
                                                                             --------------------     --------------------

Commitments and contingencies

Stockholders' equity:
   Common Stock, $0.01 par value, 100,000,000 shares
      authorized, 15,202,856 issued at September 30, 2000 and,
      15,190,458 at December 31, 1999                                                         152                      152
   Additional paid-in capital                                                             110,406                  110,357
   Treasury Stock, 1,519,400 shares                                                       (30,006)                 (30,006)
   Retained (deficit) earnings                                                            (33,374)                   4,184
   Unrealized (depreciation) appreciation on investments
      available for sale, net of tax                                                         (523)                   1,594
                                                                             --------------------     --------------------
          Total stockholders' equity                                                       46,655                   86,281
                                                                             --------------------     --------------------
          Total liabilities and stockholders' equity                         $            245,036     $            260,425
                                                                             ====================     ====================

                      The accompanying notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                    (in thousands except per share amount)

                                                       For the Three Months Ended                    For the Nine Months Ended
                                                              September 30,                                September 30,
                                                 ------------------------------------           ---------------------------------
                                                            2000                 1999                     2000               1999
                                                         -------               ------                  -------            -------
Operating revenues                               $        41,767      $        42,325           $      127,895     $      139,089
                                                 ---------------      ---------------           --------------     --------------

Expenses:
Agent commissions                                         11,812               12,305                   38,940             43,118
Personnel expenses                                        15,842               15,195                   47,797             49,053
General and administrative                                 8,318               13,603                   25,630             32,190
Restructure                                                    -                    -                      750                920
Other expenses                                                 -                  298                    1,120                367
Gain on sale of investments, net                               -                 (974)                    (332)            (4,557)
Depreciation and amortization                              2,529                2,533                    7,198              7,381
Interest expense                                           2,427                2,006                    7,211              5,367
Interest income                                              (69)                 (37)                    (198)              (335)
Equity in loss of joint ventures                               -                    -                        -                208
                                                 ---------------      ---------------           --------------     --------------
Total expenses                                            40,859               44,929                  128,116            133,712
                                                 ---------------      ---------------           --------------     --------------

Income (loss) before (benefit) provision for
 income taxes, minority interest, discontinued
 operations, loss on sale of assets, and                     908               (2,604)                    (221)             5,377
 extraordinary item
(Benefit) provision for income taxes                        (475)                (828)                    (187)             2,328
                                                 ---------------      ---------------           --------------     --------------

Income (loss) before minority interest,
   discontinued operations, loss on sale of
   assets, and extraordinary item                          1,383               (1,776)                     (34)             3,049

Minority interest                                              -                    -                        -                245
                                                 ---------------      ---------------           --------------     --------------
Income (loss) from continuing operations                   1,383               (1,776)                     (34)             2,804

Loss from discontinued operations, net of
   taxes                                                     446                1,540                      206              1,367
Loss on sale of assets, net of taxes                      36,364                    -                   36,364                  -
Extraordinary loss from restructure
   of debt, net of taxes                                       -                    -                      954                  0
                                                 ---------------      ---------------           --------------     --------------
Net (loss) income                              $         (35,427)  $           (3,316)          $      (37,558)  $          1,437
                                                 ===============      ===============           ==============     ==============

Basic (loss) earnings per share of Common
 Stock:
  Earnings (loss) from continuing operations   $            0.10   $            (0.13)          $            -   $           0.20
  Loss from discontinued operations            $           (0.03)  $            (0.11)          $        (0.02)  $          (0.10)
  Loss on sale of assets                       $           (2.66)  $                -           $        (2.66)  $              -
  Extraordinary item                           $               -   $                -           $        (0.07)  $              -
                                                 ---------------      ---------------           --------------     --------------
  Net (loss) earnings                          $           (2.59)  $            (0.24)          $        (2.75)  $           0.10
                                                 ===============      ===============           ==============     ==============
Basic weighted average number
  of shares outstanding                                   13,683               13,663                   13,677             13,768
                                                 ===============      ===============           ==============     ==============
Diluted (loss) earnings per share of Common
 Stock:
  Earnings (loss) from continuing
   operations                                  $            0.10   $            (0.13)          $            -   $           0.20
  Loss from discontinued operations            $           (0.03)  $            (0.11)          $         0.02   $          (0.10)
  Loss on sale of assets                       $           (2.66)  $                -           $        (2.66)  $              -
  Extraordinary item                           $               -   $                -           $        (0.07)  $              -
                                                 ---------------      ---------------           --------------     --------------
Net (loss) earnings                            $           (2.59)  $            (0.24)          $        (2.75)  $           0.10
                                                 ===============      ===============           ==============     ==============

Diluted weighted average number of
  shares outstanding                                      13,683               13,663                   13,677             13,948
                                                 ===============      ===============           ==============     ==============
                      The accompanying notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (in thousands except share amounts)

                                                                                             Unrealized
                                                                                            Appreciation
                                                                                           [DEPRECIATION]
                                                                                                on
                                          Voting     Additional                             Investments
                                          Common     Paid-in       Treasury     Retained     Available
                                           Stock      Capital       Stock       Earnings     for Sale      Total
                                          ---------  -----------   ---------    ---------   ------------   -------
Balance at December 31, 1999              $   152    $ 110,357    $(30,006)    $    4,184  $     1,594    $ 86,281

Issuance of 1,718 shares in connection
    with the directors' compensation
    plan (unaudited)                            -           21           -            -              -          21
Issuance of 10,680 shares in connection
    with the employee stock
    purchase plan (unaudited)                   -           28           -            -              -          28
Net loss (unaudited)                     $      -            -           -      (37,558)             -     (37,558)
Unrealized depreciation on investment
   available for sale (unaudited)               -            -           -            -         (2,117)     (2,117)

Comprehensive loss                       $
                                          ---------  -----------   ---------    ---------   ------------   --------
Balance at September 30, 2000
  (unaudited)                             $   152    $ 110,406    $(30,006)    $(33,374)   $      (523)   $ 46,655
                                          =========  ===========   =========    =========   ============   ========

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                    HEALTHPLAN SERVICES CORPORATION
                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                              (Unaudited)
                                                            (in thousands)
                                                                                           For the Nine Months Ended
                                                                                                 September 30,
                                                                           ---------------------------------------------------
                                                                                          2000                           1999
                                                                          --------------------           --------------------
Cash flows from operating activities:
 Net income.............................................................. $            (37,558)       $                 1,437
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation............................................................                4,267                          5,603
 Amortization............................................................                7,403                          6,871
 Third quarter adverse claims............................................                    -                          5,658
 Gain on sale of investments.............................................                 (332)                        (4,556)
 Loss on sale of assets..................................................               36,364                              -
 Equity in loss of joint venture.........................................                    -                            208
 Minority interest.......................................................                    -                            245
 Deferred taxes..........................................................                2,501                             21
Changes in assets and liabilities net of effect from acquisitions:
 Restricted cash.........................................................                    3                          4,010
 Accounts receivable.....................................................               (1,096)                           162
 Prepaid expenses and other current assets...............................                  119                           (403)
 Other assets............................................................                 (158)                            64
 Cash overdraft..........................................................                3,678                              -
 Accounts payable........................................................               (1,655)                        (3,141)
 Premiums payable to carriers............................................                3,759                         (2,861)
 Commissions payable.....................................................               (1,279)                           208
 Deferred revenue........................................................                  (55)                        (1,099)
 Income taxes payable....................................................               (4,414)                        (1,667)
 Accrued liabilities.....................................................               (9,467)                           695
                                                                          --------------------           --------------------
          Net cash provided by operating activities......................                2,080                         11,455
                                                                          --------------------           --------------------
Cash flows from investing activities:
 Purchases of property and equipment.....................................               (4,560)                        (6,006)
 Cash paid for acquisitions..............................................               (3,054)                        (8,674)
  net of cash acquired
 Purchase of investments.................................................                    -                           (919)
 Proceeds from sale of investments.......................................                  936                          8,013
 Proceeds from sale of assets............................................               22,623                              -
 Receivable from sale of investments, net................................                    -                           (290)
 Proceeds from note receivable...........................................                    -                          3,498
                                                                          --------------------           --------------------
          Net cash used in investing activities..........................               15,945                         (4,378)
                                                                          --------------------           --------------------
Cash flows from financing activities:
 Net (payments) borrowing................................................              (17,670)                         2,000
  under line of credit
 Net payments on other debt..............................................                 (383)                          (567)
 Cash dividends paid.....................................................                    -                         (5,688)
 Repurchase of Common Stock..............................................                    -                         (1,919)
 Proceeds from Common....................................................                   28                             45
    Stock issued
                                                                          --------------------           --------------------
          Net cash provided by (used in) financing activities............              (18,025)                        (6,129)
                                                                          --------------------           --------------------

Net increase in cash and cash equivalents................................                    -                            948
Cash and cash equivalents at beginning of period.........................                    -                          4,582
                                                                          --------------------           --------------------
Cash and cash equivalents at end of period............................... $                  -        $                 5,530
                                                                          ====================           ====================
Supplemental disclosure of cash flow information:
   Cash paid for interest................................................ $              7,442        $                 5,393
                                                                          ====================           ====================
   Cash paid for income taxes............................................ $                282        $                 3,914
                                                                          ====================           ====================
Supplemental disclosure of noncash activities:
 Dividends declared and unpaid........................................... $                 -        $                 1,879
                                                                          ====================           ====================

                      The accompanying notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


1.  Description of Business and Organization

     HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, "HealthPlan Services") is a leading managed health care services company, providing marketing, distribution, administration, and medical cost management services for health care plans and other benefit programs. HealthPlan Services' customers include insurance companies, health maintenance organizations ("HMOs") and other managed care organizations, and organizations with self-funded benefit plans. HealthPlan Services provides these services to over 100,000 groups covering over 1.5 million members in the United States. HealthPlan Services functions as a service provider generating fee-based income and does not assume any underwriting risk.


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


 Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year's presentation. These amounts do not have a material impact on the financial statements taken as a whole. HealthPlan Services has reclassified losses, net of taxes, on its unemployment compensation, workers' compensation, Ohio workers' compensation managed care organization, and self-funded business units as discontinued operations.


 Restructure Charges

     During the first quarter of 2000, HealthPlan Services recorded a total of $0.8 million in restructuring costs for the closure of a facility in Merrimack, New Hampshire and other reductions in our workforce. The costs reflected employee and lease terminations. HealthPlan Services terminated 75 employees in management and claims administration. At September 30, 2000, a balance of $0.1 million remained to be paid for severance costs related to the charge in 2000, a balance of $0.1 million remained to be paid for severance costs related to the charge in 1999, and a balance of $0.4 million remained to be paid for a lease termination related to the charge in 1998.

     A summary of restructure charges is as follows (in thousands):

                                                                                    Original Charge
                                                                   2000                  1999                    1998
                                                               --------------       ---------------       -----------------
Severance and related costs                                    $          618       $         2,031       $           1,250
Office closure costs                                                      132                 1,725                     360
Write-off of property, plant, and equipment, net                            -                   100                     442
                                                               --------------       ---------------       -----------------
  Restructure charge                                                      750                 3,856                   2,052
Amounts paid - 1998                                                                                                  (1,066)
Amounts paid - 1999                                                                          (1,153)                   (586)
Amounts paid - 2000                                                      (611)               (2,597)                      -
                                                               --------------       ---------------       -----------------

Remaining liability - December 31, 1998                                                                   $             986
Remaining liability - December 31, 1999                                             $         2,703       $             400
                                                                                    ---------------       -----------------
Remaining liability - September 30, 2000                       $          139       $           106       $             400
                                                               ==============       ===============       =================

 Other Expenses

     On April 14, 2000, HealthPlan Services agreed to terminate its merger agreement with UICI. As a result, it expensed $1.1 million of costs including legal, financial advisory, and other fees, associated with this transaction in the quarter ended June 30, 2000.


3.  Notes Payable and Credit Facility

     On June 8, 2000, HealthPlan Services closed on its Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing June 30, 2000 and repayments of $500,000 each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. The revolving credit facility has a final maturity date of August 31, 2001. Interest rates vary from the higher of (a) the Prime Rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3.0%. The Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility plus certain administrative fees and an annual commitment fee of .25% for letters of credit and unused commitments. HealthPlan Services capitalized approximately $1.4 million of bank fees relative to the Credit Agreement. Under the loan terms, HealthPlan Services must maintain certain financial covenants for revenue and EBITDA as defined in the Credit Agreement, is restricted in capital expenditures and issuance of dividends, and is subject to prepayment with proceeds of certain future activities such as sale of certain assets, public offerings, and the like. In June 2000, HealthPlan Services recorded an extraordinary loss on the restructure of the debt of $1.5 million ($1.0 million net of taxes) for fees capitalized under the previous facility. Subsequent to the closing on the new facility, HealthPlan Services used the proceeds from the sale of its unemployment compensation, workers' compensation, Ohio workers' compensation managed care organization, and self-funded units to reduce its debt by a total of $29.5 million (see Note 6). HealthPlan Services has paid all of the scheduled payment of $15.0 million due on January 31, 2001, and $10.5 million on the scheduled payment due on July 31, 2001.

     HealthPlan Services has also entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in 2001, effectively convert $40.0 million of variable debt under the Credit Agreement to fixed rate debt at a weighted average rate of 6.18%. For the nine months ended September 30, 2000, HealthPlan Services recognized zero interest expense related to the swap agreements. HealthPlan Services considers the fixed rate and variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

     HealthPlan Services has additional notes of $5.5 million in the aggregate, of which $0.3 million is due within one year. The notes relate to a 1993 acquisition, the 1998 acquisition of CENTRA, and equipment purchases.


4.  Investments

     At December 31, 1999, HealthPlan Services owned 109,732 shares of Caredata.com Inc. ("Caredata.com"), a provider of health care information. During the first quarter of 2000, HealthPlan Services sold 82,600 of its shares in Caredata.com and recorded a pretax gain on the sale of $0.3 million. HealthPlan Services sold its remaining 27,132 shares in Caredata.com in April 2000, and recognized an additional pretax gain of $50,000.

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


5.  Acquisitions

     On June 16, 1998, HealthPlan Services acquired a 50.1% interest in CENTRA. CENTRA was formed by an agreement between HealthPlan Services and CENTRA Benefit Services, Inc. ("CBS") in which substantially all the assets in CBS's third party administration business, which administers self-insured employee benefit plans, were transferred to CENTRA. HealthPlan Services paid $0.2 million for a 1% interest in CENTRA and acquired an additional 49.1% interest from CBS in exchange for the payment of $7.4 million ($9.3 million purchase price net of the payoff of a CBS note), the issuance of $4.0 million in five-year 5.75% notes convertible into approximately 180,000 shares of HealthPlan Services' stock, a purchase price holdback of up to $1.2 million, and additional contingent consideration. In addition to such contingent consideration, CBS was given the right to put its remaining interest in CENTRA at a contractual price not to exceed $6.0 million within two years of the acquisition date if CENTRA met certain financial performance criteria. CBS exercised its put right and on April 29, 1999, HealthPlan Services paid CBS $4.4 million, which represented a payment of $5.5 million for CBS's 49.9% interest in CENTRA, offset by amounts due to HealthPlan Services in connection with the CENTRA acquisition. In January 2000, HealthPlan Services paid $0.9 million to CBS in settlement of the purchase price holdback. On July 13, 2000, HealthPlan Services paid CBS $3.0 million in final contingent consideration.


6.  Sale of Assets and Discontinued Operations

     On July 5, 2000, HealthPlan Services sold its unemployment compensation and its workers' compensation units for approximately $19.4 million cash.
HealthPlan Services' unemployment compensation business operated under the name R.E. Harrington, and its workers' compensation unit conducted business as Harrington Benefit Services Workers' Compensation Division. Both units were part of HealthPlan Services' acquisition of Columbus, Ohio-based Harrington Services Corporation in 1996. HealthPlan Services used the net cash proceeds from the sale to reduce its bank debt by $18.0 million. As a result of the transaction, HealthPlan Services recognized a pretax gain of $7.3 million.

     On September 15, 2000, HealthPlan Services sold its Ohio workers' compensation managed care organization unit for approximately $3.7 million cash. The unit was part of HealthPlan Services' acquisition of Columbus, Ohio-based Harrington Services Corporation in 1996. HealthPlan Services used the net cash proceeds from the sale to reduce its bank debt by $2.8 million. As a result of the transaction, HealthPlan Services recognized a pretax gain of $3.5 million.

     On October 26, 2000, HealthPlan Services sold its self-funded business unit for approximately $13.6 million, consisting of $12.1 million cash and the assumption of additional current liabilities in the amount of $1.5 million. The unit was headquartered in Columbus, Ohio and operated primarily under the names Harrington Benefit Services and CENTRA HealthPlan. HealthPlan Services used the net cash proceeds from the sale to reduce its bank debt by $8.7 million. HealthPlan Services recorded an accrual of $47.9 million in the third quarter of 2000 for the pretax loss on the sale.

     HealthPlan Services has reclassified losses, net of taxes, on its unemployment compensation, workers' compensation, Ohio workers' compensation managed care organization, and self-funded business units as discontinued operations.

     Summarized operating results of the discontinued business units for the three and nine months ended September 30, 2000 and 1999, are as follows:

                                        Three Months     Three Months     Nine Months       Nine Months
                                      Ended September  Ended September  Ended September   Ended September
                                         30, 2000         30, 1999         30, 2000          30, 1999
                                      --------------   ---------------  ---------------   ---------------
Net sales.......................        $11,763           $23,194          $ 55,458          $71,796

Income (loss) from discontinued
 operations before income tax
 expense........................             63            (2,251)              303           (1,422)
Income tax expense..............           (509)              711              (509)              55
                                        ----------       ----------        ----------        ----------
Loss from discontinued
 operations.....................           (446)           (1,540)             (206)          (1,367)

Loss on disposal before
 income tax expense.............        (37,728)               --           (37,728)              --
Income tax benefit..............          1,364                --             1,364               --
                                        ----------       ----------        ----------        ----------
Loss on disposal................        $36,364           $    --          $ 36,364          $    --
                                        ----------       ----------        ----------        ----------

     At September 30, 2000 and December 31, 1999, 2000, the assets of discontinued operations consisted of accounts receivable, property, plant and equipment and intangible assets, net of liabilities. Net assets are comprised of $5.9 million of net current assets and $55.2 million of net noncurrent assets at September 30, 2000 and $4.3 million of net current assets and $7.1 of net noncurrent assets at December 31, 1999.

7. OTHER COMPREHENSIVE INCOME

     In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the third quarter and year-to-date periods, were as follows (in thousands):

                                        Three Months Ended       Nine Months Ended
                                           September 30,           September 30,
                                      ----------------------   ----------------------
                                         2000        1999         2000        1999
                                      ----------  ----------   ----------  ----------
Net (loss) income                     $ (35,427)  $  (3,316)   $ (37,558)  $   1,437
Unrealized depreciation
  on investment available
  for sale                                  (63)       (802)      (2,117)        530
                                      ----------  ----------   ----------  ----------
Comprehensive income                  $ (35,490)  $  (4,118)   $ (39,675)  $   1,967
                                      ==========  ==========   ==========  ==========

8.  Litigation

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

     In the third quarter of 1999, HealthPlan Services recorded $5.7 million in pretax expense. This reserve reflected management's best estimate of the possible ultimate liability to HealthPlan Services as a result of, among other things, a claim exceeding $7.0 million asserted by a customer, as well as unquantified claims asserted by two customers and seven insurance brokers, and the failure of mediation efforts with a customer that had previously asserted a claim exceeding $2.0 million. The customers alleged breach of contract and related claims, and the brokers alleged loss of profits due to small group business declines. The balance in this reserve at September 30, 2000, was $2.8 million. The reserve is reviewed and adjusted quarterly.

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

     On April 17, 2000, Admiral Insurance Company ("Admiral"), HealthPlan Services' errors and omissions carrier, filed a complaint for declaratory judgment in the United States District Court for the Middle District of Florida, naming HealthPlan Services, Inc., Clarica, and CIGNA Re as defendants. The action seeks a declaration that HealthPlan Services, Inc.'s alleged breaches of its agreements with CIGNA Re and Clarica are not covered under the terms of HealthPlan Services' policy with Admiral. On May 1, 2000, HealthPlan Services, Inc. filed its answer to Admiral's complaint, denying that Admiral is entitled to relief and asserting various defenses. In July 2000, citing the withdrawal of the CIGNA Re and Clarica consolidated arbitration demand, Admiral filed a motion to place the action in administrative suspension, pending the resubmission of an arbitration demand by CIGNA Re or Clarica. The District Court granted Admiral's motion on July 26, 2000.

     On or around October 23, 2000, HealthPlan Services settled the dispute with Clarica in consideration for HealthPlan Services' payment of $400,000. Without admitting any liability, the parties resolved most, but not all, of the dispute.

     HealthPlan Services intends to mount a vigorous defense of the CIGNA Re and Admiral claims, and to continue pursuit of its claims against CIGNA Re. While the ultimate financial effect of these claims cannot be fully determined at this time, in the opinion of management, they will not have a material adverse effect on the accompanying financial statements.

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

Introduction

     The following is a discussion of changes in our consolidated results of operations for the three and nine months ended September 30, 2000 and 1999.

     We are a leading managed health care services company, providing marketing, distribution, administration, and medical cost management services for health care payors and providers. We function solely as a service provider generating fee-based income and do not assume any underwriting risk.

A.  RESULTS OF OPERATIONS

     The following is a discussion of material changes in the consolidated results of operations of HealthPlan Services for the three and nine months ended September 30, 2000 compared to the same period in 1999. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                       September 30,
                                              ---------------------------            ----------------------
                                                       2000          1999                 2000         1999
                                                       ----          ----                 ----         ----
Operating revenues..............................      100.0 %        100.0 %            100.0 %       100.0 %
Expenses:
 Agent commissions..............................       28.3 %         29.1 %             30.5 %        31.0 %
 Personnel expenses.............................       37.9 %         35.9 %             37.4 %        35.3 %
 General and administrative.....................       19.9 %         32.1 %             20.0 %        23.1 %
 Restructure charge.............................        0.0 %          0.0 %              0.6 %         0.7 %
 Other expense..................................        0.0 %          0.7 %              0.9 %         0.3 %
 Gain on sale of investments....................        0.0 %         (2.3)%             (0.3)%        (3.3)%
 Depreciation and amortization..................        6.1 %          6.0 %              5.6 %         5.3 %
 Interest expense...............................        5.8 %          4.7 %              5.7 %         3.8 %
 Interest income................................       (0.2)%         (0.1)%             (0.2)%        (0.2)%
 Equity in loss of joint venture................        0.0 %          0.0 %              0.0 %         0.1 %
  Total expenses................................       97.8 %        106.1 %            100.2 %        96.1 %
Income (loss) before benefit provision for
 income taxes, minority interest,
 discontinued operations, loss on sale of
 assets, and extraordinary item.................        2.2 %         (6.1)%             (0.2)%         3.9 %
(Benefit) provision for income taxes............       (1.1)%         (2.0)%             (0.2)%         1.7 %
Income (loss) before minority interest,
 discontinued operations, loss on sale of
 assets, and extraordinary item.................        3.3 %         (4.1)%             (0.0)%         2.2 %
Minority interest...............................        0.0 %          0.0 %              0.0 %         0.2 %
Income (loss) from continuing operations........        3.3 %         (4.1)%             (0.0)%         2.0 %
(Loss) from discontinued operations,
 net of taxes...................................        1.1 %          3.7 %              0.2 %         1.0 %
(Loss) on sale of assets, net of taxes..........       87.0 %          0.0 %             28.4 %         0.0 %
Extraordinary loss from restructure
 of debt, net of taxes..........................        0.0 %          0.0 %              0.8 %         0.0 %
Net (loss) income...............................      (84.8)%         (7.8)%            (29.4)%         1.0 %


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenues for the three months ended September 30, 2000 decreased $0.5 million, or 1.2%, to $41.8 million from $42.3 million in 1999. Revenues from fully insured customers decreased by $3.0 million, reflecting decreased revenues of $3.9 million due to certain carrier partners exiting the fully insured market beginning in 1999 and the termination of our administrative and marketing agreements with Sunstar Health Plan, Inc. This decrease in fully insured revenues was partially offset by new revenues from United Benefit Life Insurance Company. Revenues from Medical Cost Management customers increased by $2.7 million as compared to the same period in 1999, due to the addition of new customers.

     Agent commission expense for the three months ended September 30, 2000 decreased $0.5 million, or 4.1%, to $11.8 million from $12.3 million for the same period in 1999. This decrease is consistent with the decrease in fully insured revenues for the period indicated, as described above. Fully insured commissions as a percent of fully insured revenues increased to 48.4% in the three months ended September 30, 2000, from 45.1% for the same period in 1999. This increase resulted from higher commissions as a percent of United Benefit Life Insurance Company revenues than those experienced for the carriers who are exiting the fully insured market and Sunstar Health Plan, Inc.

     Personnel expense for the three months ended September 30, 2000 increased $0.6 million, or 4.0%, to $15.8 million from $15.2 million in 1999. This increase was primarily attributable to salaries and benefits added to administer our Taft Hartley business.

     General and administrative expense for the three months ended September 30, 2000 decreased $5.3 million, or 39.0%, to $8.3 million from $13.6 million for the three months ended September 30, 1999. This decrease was primarily attributable to $4.7 million expense recorded in the third quarter of 1999 primarily related to claims asserted by four former customers and seven insurance brokers.

     During the second quarter of 1999, HealthPlan Services entered into an agreement to sell 1,415,000 of its shares of HealthAxis.com stock resulting in a pretax gain of $3.6 million. During the third quarter of 1999, an additional gain of $1.0 million was recognized in accordance with terms of the agreement.

     Interest expense for the three months ended September 30, 2000 increased to $2.4 million from $2.0 million in 1999. This increase resulted primarily from decreased average debt of $11.5 million on our line of credit as well as an increased average interest rate of 490 basis points on the line of credit due to the amended terms of the credit facility (see Note 3).

     During the third quarter of 2000, we recorded a loss of $36.4 million, net of taxes, representing a pretax gain of $7.3 million on the sale of our unemployment compensation and workers' compensation units on July 5, 2000, a pretax gain of $3.2 million on the sale of our Ohio workers' compensation managed care organization unit on September 15, 2000, and a pretax loss of $47.9 million on our self-funded unit on October 26, 2000 (see Note 6).


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenues for the nine months ended September 30, 2000 decreased $11.2 million, or 8.1%, to $127.9 million from $139.1 million for the same period in 1999. Revenues from fully insured customers decreased by $17.4 million, reflecting reduced revenues of $27.2 million due to certain carrier partners exiting the fully insured market beginning in 1999 and the termination of our administrative and marketing agreements with Sunstar Health Plan, Inc. This reduction in fully insured revenues was partially offset by new revenues from United Benefit Life Insurance Company. Revenues from Medical Cost Management customers increased by $7.0 million as compared to the same period in 1999, due to the addition of new customers.

     Agent commission expense for the nine months ended September 30, 2000 decreased $4.2 million, or 9.7%, to $38.9 million from $43.1 million for the same period in 1999. This decrease is consistent with the decrease in fully insured revenues described above for the period indicated, as described above. Fully insured commissions as a percent of fully insured revenues increased to 50.8% for the nine months ended September 30, 2000, from 46.0% for the same period in 1999. This increase resulted from higher commissions as a percent of United Benefit Life Insurance Company revenues than those experienced for the carriers who are exiting the fully insured market and Sunstar Health Plan, Inc.

     Personnel expense for the nine months ended September 30, 2000 decreased $1.3 million, or 2.6%, to $47.8 million from $49.1 million for the same period in 1999. This decrease was primarily attributable to reduced salaries resulting from a reduction of approximately 180 employees in our workforce related to office closures and the elimination of positions in fully insured administration.

     General and administrative expense for the nine months ended September 30, 2000 decreased $6.6 million, or 20.5%, to $25.6 million from $32.2 million for the nine months ended September 30, 1999. This decrease was primarily attributable to $4.7 million expense recorded in the third quarter of 1999 related to claims asserted by four former customers and seven insurance brokers. An additional favorable variance resulted from reduced professional services related to the decrease in care management revenues and the outsourcing of care management administration to a new vendor.

     During the first quarter of 2000, we recorded a total of $0.8 million in restructuring costs for the closure of a facility in Merrimack, New Hampshire and other reductions in our workforce. The costs reflected employee and lease terminations. We terminated 75 employees in management and claims administration. We recorded $0.9 million in restructuring costs during the nine months ended September 30, 1999. These costs reflect employee terminations and computer software associated with reductions in our fully insured customer workforce in Tampa, Florida. There were 63 employees terminated in management, claims administration, and information systems.

     During the second quarter of 2000, we recorded a total of $1.1 million in legal, financial advisory, and other fees associated with the termination of our merger agreement with UICI.

     During the six months ended June 30, 2000, we entered into an agreement to sell all 109,732 shares of our Caredata.com, Inc. stock, resulting in a pretax gain of $0.3 million. In 1999, HealthPlan Services entered into an agreement to sell 1,415,000 of its shares of HealthAxis.com stock resulting in a pretax gain of $4.6 million.

     Interest expense for the nine months ended September 30, 2000 increased to $7.2 million from $5.4 million in 1999. This increase resulted primarily from increased average debt of $2.1 million on our line of credit as well as an increased average interest rate of 280 basis points on the line of credit due to the amended terms of credit facility (see Note 3).

     During the third quarter of 2000, we recorded a loss of $36.4 million, net of taxes, representing a pretax gain of $7.3 million on the sale of our unemployment compensation and workers' compensation units on July 5, 2000, a pretax gain of $3.2 million on the sale of our Ohio workers' compensation managed care organization unit on September 15, 2000, and a pretax loss of $47.9 million on our self-funded unit on October 26, 2000 (see Note 6).

     We recorded an extraordinary loss of $1.0 million, net of taxes, related to our credit facility during the second quarter of 2000 (see Note 3). This loss represented $1.5 million of pretax non-interest fees and expenses connected with the prior facility, which were previously subject to amortization over five years.


B.  LIQUIDITY AND CAPITAL RESOURCES

     On June 8, 2000, we closed on our Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing June 30, 2000 and repayments of $500,000 each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. The revolving credit facility has a final maturity date of August 31, 2001. Interest rates vary from the higher of (a) the Prime Rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3.0%. The Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility plus certain administrative fees and an annual commitment fee of .25% for letters of credit and unused commitments. We capitalized approximately $1.4 million of bank fees relative to the Credit Agreement. Under the loan terms, we must maintain certain financial covenants for revenue and EBITDA as defined in the Credit Agreement, is restricted in capital expenditures, and is subject to prepayment with proceeds of certain future activities such as sale of certain assets, public offerings, and the like. During the nine months ended September 30, 2000, we paid $6.6 million of interest on our credit agreements.

     On July 5, 2000, upon the sale of our unemployment compensation and workers compensation units, we used the proceeds to reduce its debt by $18.0 million.
On September 15, 2000, we reduced debt by $2.8 million upon the sale of our Ohio workers' compensation managed care organization unit. Upon the sale of our self-funded business unit on October 26, 2000, we used the proceeds to reduce our debt by an additional $8.7 million. As of October 31, 2000, the balance outstanding under HealthPlan Services' Credit Agreement was $63.2 million, and

HealthPlan Services has paid all of the scheduled payment of $15.0 million due on January 31, 2001, and $10.5 million on the scheduled payment due on July 31, 2001.

     On July 13, 2000, we paid $3.0 million to CENTRA Benefit Services, Inc. in settlement of the contingent consideration related to our purchase of CENTRA in 1998 (see Note 5).

     As of July 6, 2000, we have paid $1.1 million related to our terminated merger with UICI in legal, financial advisory, and other fees.

     On June 1, 2000, we paid $2.2 million, including principal and interest, to the former owner of National Preferred Provider Network, Inc. ("NPPN") as part of the additional contingent consideration relating to our acquisition of NPPN in 1998. A principal balance of $2.0 million remains to be paid on June 1, 2001.

     During the nine months ended September 30, 2000, we paid $3.2 million in connection with the closure of CENTRA's Richardson, Texas office, which was announced in 1999, and our Merrimack, New Hampshire office, which was announced in the first quarter of this year.

     We spent $4.6 million for capital expenditures during the nine months ended September 30, 2000.

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

     The following table presents the future principal payment obligations (in thousands) and weighted-average interest rates associated with our existing long-term debt instruments, assuming our actual level of long-term indebtedness of $77.8 million as of September 30, 2000:

                                           2000             2001           2002         2003           2004           Thereafter
                                     --------------   --------------   ------------   ----------    -----------     ---------------
Liabilities
Long-term Debt Fixed Rate
   (weighted average interest
    rate of 6.06%)                   $           88   $          291   $        220   $    4,182    $       202     $           523
Variable Rate (weighted
   average interest rate
   of 12.5%)                                  8,592           63,738              -            -              -                   -

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

     On April 17, 2000, Admiral Insurance Company, our errors and omissions carrier, filed a complaint for declaratory judgment in the United States District Court for the Middle District of Florida, naming HPS, Clarica, and CIGNA Re as defendants. The action seeks a declaration that HPS's alleged breaches of its agreements with CIGNA Re and Clarica are not covered under the terms of our policy with Admiral. On May 1, 2000, HPS filed its answer to Admiral's complaint, denying that Admiral is entitled to relief and asserting various defenses. In July 2000, citing the withdrawal of the CIGNA Re and Clarica consolidated arbitration demand, Admiral filed a motion to place the action in administrative suspension, pending the resubmission of an arbitration demand by CIGNA Re or Clarica. The District Court granted Admiral's motion on July 26, 2000.

     On or around October 23, 2000, we settled the dispute with Clarica in consideration for our payment of $400,000. Without admitting any liability, we resolved most, but not all, of the dispute.

     We intend to mount a vigorous defense related to the CIGNA Re, and Admiral claims, and to continue pursuit of our claims against CIGNA Re. While the ultimate financial effect of these claims cannot be fully determined at this time, in the opinion of management they will not have a material adverse effect on the accompanying financial statements.


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




                                            HEALTHPLAN SERVICES CORPORATION

Date:  November 13, 2000            /s/ Phillip S. Dingle
                                  ----------------------------------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  November 13, 2000            /s/ Gregory C. Fisher
                                  ----------------------------------------------
                                    Senior Vice President and Controller
                                    (Principal Accounting Officer)