Form 10-K405
period 2000-12-31
HEALTHPLAN SERVICES CORP
filed 2001-04-11
CIK 942319

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock $.01 par value.........................................................................NYSE

        Securities registered pursuant to Section 12(g) of the Act:None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on March 12, 2001, was $86,263,413.89.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 12, 2001 was 13,715,421.

                                    PART I

The statements contained in this report or incorporated by reference herein that are not purely historical, including statements regarding our objectives, expectations, hopes, intentions, beliefs, or strategies, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933. In particular, the words "expect," "estimate," "plan," "anticipate," "predict," "intend," "believe," and similar expressions are intended to identify forward-looking statements. It is important to note that actual results could differ materially from those in such forward-looking statements, and undue reliance should not be placed on such statements. Among the factors that could cause such actual results to differ materially are: our ability to expand our client base; the success of our diversification efforts; our ability to manage costs and reduce and restructure debt; changes in law; fluctuations in business conditions and the economy; and our ability to attract and retain key management personnel.

Item 1. Business

General

     We are a leading managed health care services company that provides medical cost containment and third party administration services for health care payers and providers in the United States. Our medical cost containment segment, known as PlanVista Solutions, provides integrated network access, electronic claims repricing, and claims and data management services to health care payers and provider networks. The PlanVista Solutions segment also includes our managing general underwriter business. Our third party administration segment, which we operate primarily through our HealthPlan Services, Inc., American Benefit Plan Administrators, Inc., and Southern Nevada Administrators, Inc. subsidiaries, provides marketing, distribution, administration, and technology platform services for health care plans and other benefit programs. We function solely as a service provider generating fee-based income and do not assume any underwriting risk.

     We have initiated segment reporting of separate revenue and profitability data for our PlanVista Solutions and third party administration businesses, beginning with the financial statements contained in this Report. Information about the revenues and operating income of each of our segments appears in Note 17 to the Consolidated Financial Statements included in this Report.

Strategy

     Our strategy is to expand our PlanVista Solutions segment through internal growth, technology development, and diversification of our product offerings. We also plan to reduce costs through automation and streamline operations in our third party administration segment and to reduce and restructure our bank debt.

Divestiture Activity

     During 2000, we sold several units of our third party administration business. On July 5, 2000, we sold our unemployment compensation and workers' compensation units for approximately $19.1 million in cash. On September 15, 2000, we sold our Ohio workers' compensation managed care organization unit for approximately $3.5 million in cash. Our unemployment compensation business operated under the name R.E. Harrington, and our workers' compensation units conducted business as Harrington Benefit Services Workers' Compensation Division. On October 26, 2000, we sold our self-funded business unit for approximately $13.6 million, consisting of $12.1 million cash and the assumption of additional current liabilities in the amount of $1.5 million. The unit was headquartered in Columbus, Ohio and operated primarily under the names Harrington Benefit Services and CENTRA HealthPlan.

     On April 1, 2001, we entered into a definitive agreement to sell our third party administration segment and our managing general underwriter business to an affiliate of Sun Capital Partners, Inc., a Boca Raton, Florida-based merchant banking firm focused on leveraged buyouts, for approximately $30.0 million. The third party administration business includes our small group operations based in Tampa, Florida, as well as the Taft-Hartley businesses that operate through our American Benefit Plan Administrators, Inc. and Southern Nevada

Administrators, Inc. subsidiaries based in El Monte, California, and Las Vegas, Nevada, respectively. The managing general underwriter business is Philadelphia-based Montgomery Management Corporation, which is part of our PlanVista Solutions segment. In connection with this non-cash transaction, Sun Capital Partners, Inc. will be assuming up to $40.0 million in working capital deficit connected with the acquired businesses and holding a long-term subordinated note from us of up to $10.0 million. The transaction is expected to close within between thirty and sixty days, subject to normal and customary closing conditions, completion of due diligence, financing, and the approval of our lenders.

Name Change

     On April 2, 2001, we announced our plan to change our name from HealthPlan Services Corporation to PlanVista Corporation. We also plan to change our New York Stock Exchange symbol from HPS to PVC. The name change reflects our new focus on our PlanVista Solutions business. We expect to complete the transition to our new name and symbol in April 2001.

Medical Cost Containment Segment -- PlanVista Solutions

     Through our PlanVista Solutions business, we help health plans reduce costs and enhance plan benefits by providing access to our integrated nationwide network of health care providers, providing claims repricing and claims and data management services, and offering value-added services.

Network Access

     We provide our health plan payer clients with access to a broad national network that offers discounts on health care provider services. We provide this access primarily through our arrangements with regional and national networks and through direct contracts with providers. Our integrated network includes over 500,000 physician offices, 4,000 hospitals, and 55,000 ancillary care providers such as laboratories, pharmacies, and outpatient clinics.

     Our core customers are entities that pay claims on behalf of health plans, including self-funded employers, insurance carriers, health maintenance organizations, and third party administrators. While some of our clients pay us a fixed monthly fee for each plan member that has access to our network, most of our clients pay us a percentage of the savings realized as a result of participating provider discounts.

     In exchange for a provider's agreement to offer discounts to our health plan payers, the provider receives the benefits of patient "steerage" and faster claims payment, among other things. We help our health plan clients "steer" patients to participating providers through a variety of means, including educating plan members about the identity and location of participating providers, putting the network logo on member identification cards, and providing plan members with financial incentives to use participating providers. In some cases, a plan member pays a lower deductible, coinsurance, or copayment when he or she uses a participating provider rather than a nonparticipating provider. In addition to patient "steerage," participating providers receive the benefit of a quicker claims payment. Our health plan clients generally agree to pay participating provider claims in thirty days.

Claims Repricing

     Our efficient claims repricing services benefit both our health plan payer clients and our participating providers. A participating health care provider submits each health claim at the full, undiscounted rate, and we "reprice" the claim by assigning the reduced amount based on the previously negotiated network discount agreed to by the provider. We accept claim information from payers and providers in any form, from traditional paper claims to claims data transmitted via the Internet or electronic data interchange. If a payer client chooses to have some or all of its claims submitted by paper, then we offer electronic conversion services. We scan paper claims to produce a claim image that can be transferred to the client's claim system electronically once it has been repriced. By increasing the speed and efficiency of the claims repricing process, we help our clients meet claims payment deadlines and increase plan member satisfaction.

     In January 2001, we introduced our updated Internet repricing option, ClaimPassXL(SM), which enables payers to reprice claims automatically in a ready-to-adjudicate format. ClaimPassXL(SM) allows a payer to reprice a claim and enter the claim into its claims system simultaneously. ClaimPassXL(SM) will support the electronic claim formats for all leading claims systems, including the industry-standard ANSI 837 format. Payers may use leading Internet browsers and Internet service providers to access the ClaimPassXL(SM) repricing system.

     We also offer our payer clients repricing services through electronic data interchange of claims information ("EDI"). A client that chooses the EDI option enters claims data into its system and forwards the data to us electronically. Using our auto-adjudication technology and trained associates, we assign the repriced amount to all in-network claims and return the claims file to the client electronically, in most cases on the same day we receive it. Our ability to return claims data to clients in the format of the client's claims system provides us with a unique competitive advantage.

Claims and Data Management

     We use our information system capabilities to provide claims and data management services for our clients. Our utilization reports detail savings, including itemization of the total number of claims incurred, number of claims discounted, average discounts, and savings. We also prepare reports for health plans that capture information regarding cost management, demographics, case management, provider services, diagnoses, and procedures. Health plans can use this information to help design plans that control costs and enhance benefits.

Value - Added Products

     We have enhanced our provider access services with value-added product offerings. In January 1999, an affiliate of Merck-Medco Managed Care L.L.C., which manages prescription drugs, began providing pharmacy benefits for our health plan clients. In the second quarter of 1999, we offered our customers access to the Lab Card(R) laboratory testing program offered by LabOne, Inc. In September 1999, we entered into an agreement with HealthCare Recoveries, Inc., a provider of subrogation and recovery services, to make HealthCare Recoveries' services available to our customers.

PlanServ and PayerServ

     On January 1, 2001, we launched two new business units, PlanServ and PayerServ, which leverage our existing technology to offer more diverse services and to pursue new markets for our services. The target customer for our PlanServ business is any provider network, whether or not we currently maintain an access arrangement with the network. We offer networks electronic claims repricing, network database administration, claim flow management, and cost containment services. We also expect to offer networks the value-added products that we offer to payers, as well as products specifically designed for healthcare providers. For example, in June 2000 we entered into a marketing arrangement with iPhysician Net, a company that offers a unique pharmaceutical communication system and medical reference tool for physician offices.

     Our PayerServ initiative is designed to diversify the services that we offer our existing payer clients and to make these services available to new clients that may not have a need for network access. Through PayerServ, we will focus on diversifying the products and services that we offer our current and prospective payer clients and on expanding our value-added product offerings. The additional services we will offer through PayerServ include network management, electronic claims repricing, and analytic services to health care payers. To date, PlanVista Solutions has not generated any significant income from its PlanServ and PayerServ initiatives.

Payer and Network Arrangements

     We generally enter into agreements with our health benefit payer clients that are terminable upon 90 days notice. In 2000, two clients and their affiliates accounted for an aggregate of 23% of our PlanVista Solutions segment revenue. The loss of either of these client groups could have a material adverse effect on the segment's financial results.

     Since the majority of our provider arrangements are through other networks, we depend on our contracted networks to maintain provider relationships and ensure provider compliance with the terms of the network arrangements. Our network contracts generally have renewable terms ranging from one to two years.

Montgomery Management

     Our PlanVista Solutions segment also includes our subsidiary Montgomery Management Corporation, a managing general underwriter that serves self-funded benefit plans. Montgomery Management offers stop-loss coverage that provides self-funded plans with insurance for plan expenses that exceed specified thresholds. Montgomery Management has the authority to bind stop-loss insurance coverage for self-funded plans on behalf of the insurance companies and reinsurers it represents. We have agreed to sell Montgomery Management Corporation as part of the sale of our third party administration segment. The transaction is described above under "Divestiture Activity."

Third Party Administration Segment

     Through our third party administration segment, we provide technology platform solutions, distribution, enrollment, billing and collection, and claims administration services for health care payers, including insurance companies, managed care organizations, and Taft-Hartley union benefit plans. We have agreed to sell our third party administration segment to an affiliate of Sun Capital Partners, Inc. The transaction is described above under "Divestiture Activity."

Marketing and Distribution Services

     We help insurance companies and other health care organizations market and distribute health plans that target individuals and small businesses. We provide advice on managed care product design based on our experience in the small business market as well as market research, actuarial analysis of claims adjudicated, and interaction with payer organizations. The products we help design often include features that address the particular needs of small business employers and individuals, including specialized medical, dental, life, and disability coverage and senior care products such as long term care coverage. On behalf of our payers, we help educate insurance agents about the benefits offered under payer product offerings.

     We provide sales support for insurance agents through a sales force that includes telephone sales representatives. We maintain a database that provides services for over 100,000 insurance agents, including general agents, independent brokers, and career agency groups. A career agency is often affiliated with a life or property and casualty parent company that does not underwrite health products. We provide career agencies with opportunities to distribute health products that compliment their existing product offerings. Our relationships with independent and career agents provide us with a significant distribution conduit to the small business and individual markets in the United States.

     We have invested in information technology to support our sales and marketing function. We have strengthened our service capabilities through our interactive electronic Internet site, which is accessible through our home page (www.healthplan.com). Through our electronic Internet site, agents can obtain electronic forms, check the underwriting status of pending cases, get information on active business, and access quotations for certain products for individuals. Agents also can access automatic premium quotations for individual products through our interactive voice response system. Using our automated proposal delivery system, our sales representatives can deliver finished proposals to agents immediately by fax server or electronic mail.

Plan Administration Services

     We provide enrollment, premium billing and collection, claims administration, and customer support services for all types of benefit plans. As a provider of enrollment services, we perform underwriting support services, issue enrollment cards, and administer case renewals. Our billing and collection services on behalf of payers include sending monthly bills to plan members, receiving premium payments, and paying agent commissions. We also implement premium adjustments due to rate changes, employee hiring or termination, and other group changes. As a provider of claims administration services, we verify eligibility, calculate copayments, reprice and adjudicate claims, prepare explanation of benefits forms, and issue checks from payer accounts to claimants and to health care providers. Our customer support representatives respond to plan member questions regarding claims and other plan benefits.

     Through our claims adjudication software and other technology, we streamline plan administration for our customers. We provide automated billing and collection services through electronic funds transfer. Plan members can access billing information, obtain forms, and request customer service through our Internet site. Our site compliments our established customer service capability, which includes a customized call distribution system for routing and tracking calls. We also provide an interactive voice response system that allows plan members to check on the status of premium payment and claims matters automatically by telephone. Our employees can receive claims electronically and image and digitize non-electronic claims.

Clients

     Our third party administration clients include New England Financial Life Insurance Company, which accounted for 18% of our 2000 revenues from continuing operations, and affiliates of Ceres Group, Inc., which accounted for 24% of our 2000 revenues from continuing operations. Although we anticipate revenue growth in 2001 with respect to coverage issued by several of our longstanding customers, we expect overall third party administration revenue to decline. This expected revenue decrease is due in part to the decisions by Provident American Life and Health Insurance Company and United Benefit Life Insurance Company, two Ceres affiliates, to cease sales of new business, except for some Provident products sold through the Internet. Several additional factors have contributed to the decline in revenues for our third party administration segment. Escalating medical costs have resulted in less competitive pricing for managed indemnity products. In recent years there has been a nationwide increase in the frequency with which employer groups change benefit plans, due in part to rapid changes in benefit designs offered, higher first-year commissions for agents, and guaranteed issue legislation and other new laws that make it easier for employer groups to switch plans without penalty. As a result of these and other factors, carriers and managed care payers have had difficulty maintaining profitability in the small group market, and the industry has consolidated. We are not certain when, if ever, these trends will be reversed.

     Although we continue to work with our fully insured payers to introduce additional cost control mechanisms, we cannot predict whether these payers will be able to manage their medical loss ratios successfully and thus offer competitive pricing for their products. We also cannot predict whether we will be able to form new alliances with health care payers that are committed to the small group market for the long term. The results of our initiatives in these areas may affect our ability to maintain and grow fully insured business in the future.

     Typically, our fully insured payers sign contracts with us that are cancelable by either party without penalty upon advance written notice of between 90 days and one year. The loss of one or more of our key fully insured blocks of business could have a material adverse effect on our business as a whole.

Information Technology

     Our primary data processing facilities are located in Tampa, Florida, Middletown, New York, and El Monte, California. Our PlanVista Solutions segment operates primarily in a client-server environment using Dell, COMPAQ, and Sun Microsystems hardware. Our third party administration business operates in a three-tiered architectural environment. A large IBM mainframe supports substantially all third party administration transactions.

Our History

     Our third party administration subsidiary, HealthPlan Services, Inc., was founded in 1970 by Charles H. Guy, Jr., Trevor G. Smith, and James K. Murray, Jr., our current Chairman of the Board. The Dun & Bradstreet Corporation purchased the business in 1978 and operated it as a division. In 1994, the three founders and other investors incorporated HealthPlan Services Corporation in Delaware and purchased the business from Dun & Bradstreet. On May 19, 1995, we completed an initial public offering of 4,025,000 shares of Common Stock. Our PlanVista Solutions, Inc. subsidiary was founded in 1993 as Medical Administration, Inc. We acquired the PlanVista Solutions business in 1998 and introduced a new management team in 1999.

Government Regulation

ERISA

     The application of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") to our operations is an evolving area of law and is subject to ongoing regulatory and judicial interpretations. ERISA governs the relationships between certain health benefit plans and the fiduciaries of those plans. In general, ERISA is designed to protect the ultimate beneficiaries of the plans from wrongdoing by the fiduciaries. ERISA provides that a person is a fiduciary of a plan to the extent that such person has discretionary authority in the administration of the plan or with respect to the plan's assets. Each employer is a fiduciary of the plan it sponsors, but there also can be other fiduciaries of a plan. ERISA imposes various express obligations on fiduciaries. For example, a fiduciary must prevent its plan from engaging in certain prohibited transactions with parties in interest or from acting under an impermissible conflict of interest with a plan. Generally, a party in interest with respect to a plan includes a fiduciary of the plan and persons that provide services to the plan.

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

HIPAA

     We are subject to regulation under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA is comprehensive health reform legislation that, among other things, contains "administrative simplification" provisions and directs the Secretary of Health and Human Services ("HHS") to adopt regulations designed to facilitate and safeguard the security and privacy of health care transactions.

     On August 17, 2000, HHS published its final regulations pursuant to HIPAA, setting forth its standards for certain electronic health care transactions. Beginning in October 2002, entities that are subject to the regulations will be required to accept and transmit specified transactions in the required electronic data interchange ("EDI") format. We receive claim information on behalf of payers through both our third party administration and PlanVista Solutions businesses, and therefore both segments will be subject to these regulations.

     On December 28, 2000, HHS published standards for privacy of individually identifiable health information. These standards have an effective date of April 14, 2001 and a compliance date of April 14, 2003. It is likely that both our PlanVista Solutions and third party administration businesses will, either directly or indirectly, be subject to these standards. Among other things, the privacy regulations include restrictions on how covered entities may use and disclose protected health information, mandate that covered entities adopt specified procedures to limit employee access to that information, and impose a number of other administrative requirements. The regulations also require that processing of protected information be segregated from other unrelated activities. The regulations continue to be a source of comment and controversy, so it is possible that there will be changes in their requirements prior to the compliance date.

     We are evaluating the anticipated effect that HIPAA compliance will have on our operations. The requirements set forth in the EDI and privacy regulations are likely to have a significant effect on the manner in which we administer protected health information and to result in an increase in our operating costs. At this time, we cannot estimate the cost of such compliance, or the cost of compliance with standards that have not yet been finalized by HHS. Based on our current knowledge, we anticipate that we will be fully compliant with the EDI and privacy regulations by the required dates, and that the cost of our compliance will not have a material adverse effect on our business, financial condition, or results of operations.

Provider Network Regulation

     Preferred provider networks are subject to increasing scrutiny by state and federal regulators. Several states have enacted laws governing our PlanVista Solutions provider network business, including laws requiring specific disclosure of network arrangements, imposing licensure requirements, and in some cases specifically targeting affiliated network arrangements like the ones that PlanVista Solutions maintains with its networks. We anticipate that federal and state legislators will continue to review and assess health care delivery arrangements, including provider network arrangements, and that additional regulation of our PlanVista Solutions business is likely.

Third Party Administration Regulation

     Our third party administration business is subject to regulation under the health care, insurance laws, and other laws of all 50 states, the District of Columbia, and Puerto Rico. Many states require us or our employees to receive regulatory approval or licensure to provide claims administration services. State regulators have relatively broad discretion to interpret these laws when granting, renewing, or revoking licenses or approvals. Regulators could construe some of these laws to prohibit or restrict practices that have been significant factors in our operating procedure for many years. We could risk major erosion and even "rebate" exposure if state regulators determine that our practices are impermissible.

General Compliance

     We believe that we are in material compliance with all current federal and state regulatory requirements applicable to our business as we presently conduct it. However, changes in governmental regulation could affect the types and level of service that we provide and the cost of providing those services. We are dependent upon our continued good standing under applicable licensing laws and regulations. These laws and regulations are intended to protect plan members rather than stockholders and differ in content, interpretation, and enforcement practices from state to state. Moreover, with respect to many issues affecting us, there is a lack of guiding judicial or administrative precedent. Although we believe that we are well positioned to comply with any new initiatives, we cannot predict what affect if any, such initiatives will have on our results of operations.

Competition

     Our PlanVista Solutions business competes with other provider networks and with large insurance companies, information processing companies, and managed care organizations that offer provider network products. PlanVista Solutions competes for customers on the basis of price, the speed and efficiency of our claims repricing and other administrative services, and the size and quality of our provider network. Our third party administration business faces competition and potential competition from third party administrators, transaction processing companies, and health care information companies. Our third party administration business competes for customers principally on the basis of the price and quality of services. Many large insurers and managed care companies offer individual small group products through captive agents and do not outsource any administrative services in connection with such products. Many of the competitors and potential competitors of our third party administration and PlanVista Solutions businesses are considerably larger and have significantly greater resources than we do.

Employees

     We had approximately 1,400 employees on February 28, 2001. Except for some of the employees of American Benefit Plan Administrators, Inc., our subsidiary that administers Taft-Hartley plans, our labor force is not unionized. We believe that our relationship with our employees is good.

Trademarks

     We utilize various service marks, trademarks, and trade names in connection with our products and services, most of which are the property of our customers. Although we consider our service marks, trademarks, and trade names important in the operation of our business, our business is not dependent on any individual service mark, trademark, or trade name.

Item 2. Properties

     We conduct our operations from our headquarters in Tampa, Florida. The data processing facility for our PlanVista Solutions segment is in Middletown, New York. The central data processing facilities for our third party administration segment are located in Tampa, Florida and El Monte, California. We lease these facilities, as well as all of our other facilities. We believe that our facilities are adequate for our present and anticipated business requirements.

Item 3. Legal Proceedings

     In the ordinary course of business, we may be a party to a variety of legal actions that affect any business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, and tort claims. In addition, because of the nature of our business, we could be subject to a variety of legal actions relating to our business operations, including disputes alleging errors in claims administration, underwriting, or premium billing. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded.

     In January 1997, our subsidiary HealthPlan Services, Inc. ("HPS") began providing marketing and administrative services for health plans of TMG Life Insurance Company (now known as Clarica Life Insurance Company), with Connecticut General Life Insurance Company ("CIGNA Re") acting as the reinsurer. In January 1999, insureds under this coverage were notified that coverage would be canceled beginning in July 1999. Substantially all coverage under these policies terminated on or before December 31, 2000.

     In July 1999, Clarica asserted a demand against HPS for claims in excess of $7 million for breach of contract and related claims, and HPS asserted breach of contract and various other claims against Clarica. In the third quarter of 1999, we recorded a reserve for the Clarica claim and other claims. In April 2000, Clarica and CIGNA Re jointly submitted a demand for consolidated arbitration in connection with these claims and claims submitted by CIGNA Re for approximately $6 million. The demand for arbitration was subsequently withdrawn, without prejudice to refile separate demands. On April 28, 2000, HPS filed a claim against CIGNA Re in the Circuit Court for Hillsborough County, Florida. The claim alleges that CIGNA Re breached its duty of good faith and fair dealing in connection with the performance of its agreement with HPS. CIGNA Re removed the proceeding to the United States District Court for the Middle District of Florida. Subsequently, HPS and CIGNA Re agreed that the claim was subject to arbitration, and on August 17, 2000 the court entered an order staying the case, pending arbitration. On or around October 23, 2000, we settled the dispute with Clarica in consideration for our payment of $400,000. CIGNA Re commenced an arbitration proceeding on September 15, 2000, reasserting the claims first brought in the joint arbitration demand described above. The arbitration date has not yet been set.

     On April 17, 2000, Admiral Insurance Company, our errors and omissions carrier, filed a complaint for declaratory judgment in the United States District Court for the Middle District of Florida, naming HPS, Clarica, and CIGNA Re as defendants. The action seeks a declaration that HPS's alleged breaches of its agreements with CIGNA Re and Clarica are not covered under the terms of our policy with Admiral. On May 1, 2000, HPS filed its answer to Admiral's complaint, denying that Admiral is entitled to relief and asserting various defenses. In July 2000, citing the withdrawal of the CIGNA Re and Clarica consolidated arbitration demand, Admiral filed a motion to place the action in administrative suspension, pending the resubmission of an arbitration demand by CIGNA Re or Clarica. The District Court granted Admiral's motion on July 26, 2000. The case was reactivated on October 25,

2000, due to the Clarica settlement and commencement of the CIGNA Re arbitration. Based on our recent discussions with Admiral, we expect that Admiral will acknowledge its obligation to indemnify HPS.

     We intend to continue to pursue a vigorous defense related to the CIGNA Re and Admiral claims, and to continue pursuit of our claims against CIGNA Re. While the ultimate financial effect of these claims cannot be fully determined at this time, in the opinion of the management they will not have a material adverse effect on the accompanying financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Stockholders held on October 10, 2000, our stockholders elected eleven directors to serve for the ensuing year or until their respective successors have been elected and qualified or their earlier resignation or removal. The results of these votes were: one director 11,769,807 votes for and 47,646 votes withheld; one director 11,583,672 votes for and 233,780 votes withheld; one director 11,655,362 votes for and 162,091 votes withheld; one director 11,696,120 votes for and 121,233 votes withheld; one director 11,772,587 votes for and 44,865 votes withheld; one director 11,772,587 votes for and 44,865 votes withheld; one director 11,644,919 votes for and 172,533 votes withheld; one director 11,509,839 votes for and 307,613 votes withheld; one director 11,428,037 votes for and 389,415 votes withheld; one director 11,772,587 votes for and 44,865 votes withheld; and one director 11,550,757 votes for and 266,696 votes withheld. At the Annual Meeting, the stockholders also approved a proposal to increase the number of shares of Common Stock available for issuance under the 1995 HealthPlan Services Corporation Directors' Stock Option Plan. There were 7,982,055 stockholder votes for, 3,580,014 stockholder votes against, and 20,696 stockholder abstentions with respect to the proposal.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Our Common Stock is traded on the New York Stock Exchange under the symbol HPS. The following table sets forth the high and low sales prices of our Common Stock for each quarter during 1999 and 2000, as reported by the New York Stock Exchange for the periods indicated.


     2000                                    HIGH           LOW
     ----                                    ----           ---

     Fourth quarter.......................  $10.1875       $4.8125

     Third quarter........................  $ 5.5625       $1.875

     Second quarter.......................  $ 4.875        $1.625

     First quarter........................  $ 8.00         $3.50

     1999                                    HIGH           LOW
     ----                                    ----           ---

     Fourth quarter.......................  $ 7.750        $3.00

     Third quarter........................  $ 7.875        $5.6875

     Second quarter.......................  $10.1875       $6.1875

     First quarter........................  $11.500        $6.8125

     There were 347 holders of record of our Common Stock as of March 12, 2001. We believe that there is a greater number of beneficial owners that hold our Common Stock in a street name. We paid quarterly dividends on our Common Stock of 13.75 cents per share (or 55 cents per share on an annualized basis) for the first, second, and third quarters of 1999. Pursuant to our June 2000 Credit Agreement with our lenders, we have agreed to refrain from future dividend payments.

Item 6. Selected Financial Data

                     SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

     We have derived the following selected historical financial data from our audited consolidated financial statements at December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998, which are included in this Form 10-K, and from our audited financial statements at December 31, 1998, 1997, and 1996 and for the years ended December 31, 1997 and 1996, which are not included herein. The report of PricewaterhouseCoopers LLP, our independent accountants, on our consolidated financial statements at December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999, and 1998 appears elsewhere in this Form 10-K. Our selected historical financial data should be read in conjunction with the related financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                     Year Ended December 31,
                                                -------------------------------------------------------------

                                                      2000        1999        1998        1997        1996
                                                      ----        ----        ----        ----        ----
Statement of Income Data:
Revenues........................................   $ 166,596    $181,840    $201,231    $195,228    $132,515

Agent commissions...............................      48,864      55,916      68,471      61,041      43,455
Other operating expenses........................      97,397     105,282     110,515     100,999      68,999
Other expenses..................................      84,601      17,907       8,575      26,301      29,918
(Loss) income from continuing operations
   before minority interest, discontinued
   operations, loss on sale of assets,
   extraordinary item, and cumulative effect
   of change in accounting principle............     (64,266)      2,735      13,670       6,887      (9,857)

Basic net (loss) income per share from
   continuing operations before minority
   interest, discontinued operations, loss on
   sale of assets, extraordinary item, and
   cumulative effect of change in
   accounting principle.........................   $   (4.70)   $   0.20    $   0.95    $   0.46    $  (0.70)

Diluted net (loss) income per share from
   continuing operations before minority
   interest, discontinued operations, loss on
   sale of assets, extraordinary item, and
   cumulative effect of change in
   accounting principle.........................   $   (4.70)   $   0.19    $   0.94    $   0.45    $  (0.70)
Dividends declared per share
  of common stock...............................   $       -    $   0.41    $   0.54    $   0.38    $      -
Average common shares outstanding
   Basic........................................      13,679      13,742      14,353      15,004      14,181
   Diluted......................................      13,679      13,922      14,584      15,164      14,181

                                                                         December 31,
                                                      2000        1999        1998        1997        1996
                                                      ----        ----        ----        ----        ----
Working capital (deficit).......................   $(104,859)   $(44,329)   $(36,813)   $(29,842)   $(26,929)
Total assets....................................     115,730     260,425     276,805     243,324     244,701
Total debt......................................      66,038      95,837      97,323      43,694      62,298
Common stockholders' equity (deficit)...........     (20,340)     86,281      91,652     116,566     108,783

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         The following is a discussion of changes in the consolidated results of our operations for the years ended December 31, 2000, 1999, and 1998.

         We are a leading managed health care services company that provides medical cost containment and third party administration services for health care payers and providers in the United States. Our medical cost containment segment, known as PlanVista Solutions, provides integrated network access, electronic claims repricing, and claims and data management services to health care payers and provider networks. The PlanVista Solutions segment also includes our managing general underwriter business. Our third party administration segment, which we operate primarily through our HealthPlan Services, Inc., American Benefit Plan Administrators, Inc., and Southern Nevada Administrators, Inc. subsidiaries, provides marketing, distribution, and administration, and technology platform services for health care plans and other benefit programs. We function solely as a service provider generating fee-based income and do not assume any underwriting risk.

Results Of Operations

         The following table sets forth, for the periods indicated, the percentages which certain items of income and expense bear to our revenue for such periods.

                                                                         For the Year Ended December 31,
                                                                         -------------------------------
                                                                  2000                1999                1998
                                                              --------------     ---------------    -----------------
Total revenues..............................................        100.0%             100.0%              100.0%
                                                              --------------     ---------------    -----------------
Expenses:
  Agent commissions.........................................         29.3%              30.7%               34.0%
  Personnel.................................................         38.5%              36.0%               35.8%
  General and administrative................................         20.0%              21.9%               19.1%
  Restructuring expenses....................................          1.3%               0.7%                0.8%
  Loss on impairment of goodwill............................         48.2%                 -                   -
  Other expenses............................................          0.7%               0.2%                1.2%
  Gain on sale of investments, net..........................         (0.2)%             (2.5)%             (16.5)%
  Depreciation and amortization.............................         11.0%               5.9%                5.2%
  Interest expense..........................................          5.8%               4.3%                3.3%
  Interest income...........................................         (0.2)%             (0.3)%              (0.6)%
  Equity in loss of joint ventures..........................            -                0.1%                5.9%
                                                              --------------     ---------------    -----------------

         Total expenses.....................................        154.4%              97.0%               88.2%
                                                              --------------     ---------------    -----------------

(Loss) income before (benefit) provision for income taxes,
   minority interest, discontinued operations, loss on sale
   of assets, extraordinary item, and cumulative effect
   of change in accounting principle........................        (54.4)%              3.0%               11.8%

(Benefit) provision for income taxes........................        (15.8)%              1.5%                5.0%
                                                              --------------     ---------------    -----------------

(Loss) income before minority interest, discontinued
   operations, loss on sale of assets, extraordinary
   item, and cumulative effect of change in accounting
   principle................................................        (38.6)%              1.5%                6.8%
                                                              --------------     ---------------    -----------------

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues for the year ended December 31, 2000 decreased $15.2 million, or 8.4%, to $166.6 million from $181.8 million in 1999. Revenues from our third party administration segment decreased by $23.9 million due to certain carrier partners exiting the fully insured market beginning in 1999 and the termination of our administrative and marketing agreements with SunStar Health Plan, Inc. Revenues from our PlanVista Solutions segment increased by $8.8 million due to the addition of new customers.

     Agent commission expense for the year ended December 31, 2000 decreased $7.0 million, or 12.5%, to $48.9 million from $55.9 million in 1999. This decrease was realized in our third party administration segment and is consistent with the decrease in fully insured revenues for the period indicated, as described above.

     Personnel expense for the year ended December 31, 2000 decreased $1.4 million, or 2.1%, to $64.1 million from $65.5 million in 1999. Personnel expense in our third party administration segment decreased $1.6 million due to a decrease in salaries and wages resulting from 147 fewer average employees as we reduced our workforce pursuant to the revenue decreases in our fully insured business. Personnel expense in our PlanVista Solutions segment increased $1.3 million as salaries and wages increased to meet the demands of increased revenues. Corporate personnel expenses decreased $1.2 million primarily due to lower salaries and wages.

     General and administrative expense for the year ended December 31, 2000 decreased $6.4 million, or 16.1%, to $33.3 million from $39.7 million in 1999. Expenses in our third party administration segment decreased $7.4 million. We recorded $4.7 million in 1999 for claims asserted by four former customers (see
Note 12 to the financial statements appearing elsewhere in this Form 10-K). We also realized favorable variances in office rent due to the closure of fully insured office facilities, and a commensurate decrease in costs attributed to postage and professional services. Expenses in our PlanVista Solutions segment increased $2.3 million, due to increased network fees resulting from increased revenues and the cost of imaging our records. Corporate expenses decreased $1.3 million, primarily due to decreased cost for our corporate insurance program.

     Restructuring expense for the years ended December 31, 2000 and 1999 was $2.2 million and $1.2 million, respectively. During the first quarter of 2000, we recorded a total of $0.8 million in restructuring costs in our third party administration segment for the closure of a facility in Merrimack, New Hampshire and other reductions in our workforce. The costs reflected lease terminations and termination of 75 employees in management and claims administration. During the fourth quarter of 2000, we recorded a total of $1.4 million in restructuring costs in our third party administration segment for rent on unused space in our Tampa, Florida and Honolulu, Hawaii offices and termination of 27 employees in claims administration. In 1999, we incurred $1.2 million of restructuring costs in our third party administration segment reflecting the termination of 65 employees in management, claims administration, and information systems associated with our fully insured workforce in Tampa, Florida.

     Loss on impairment of intangible assets for the year ended December 31, 2000 was $80.3 million. On April 1, 2001, we entered into a definitive agreement to sell our third party administration segment and managing general underwriter business unit (see Note 16 to the financial statements appearing elsewhere in this Form 10-K). Based upon the consideration received in this agreement, our goodwill and contract rights related to the business units sold became impaired, and we recorded an $80.3 million charge.

     Other expense for the year ended December 31, 2000, was $1.1 million. During the second quarter of 2000, we recorded legal, financial advisory, and other fees associated with the termination of our merger agreement with UICI (see Note 2 to the financial statements appearing elsewhere in this form 10-K).

     Gains on sale of investments for the years ended December 31, 2000 and 1999, was $0.3 million and $4.6 million, respectively. During the second quarter of 2000, we sold all 109,732 shares of our Caredata.com, Inc. stock. In 1999 we sold 1,415,000 shares of HealthAxis.com stock.

     Depreciation and amortization expense for the year ended December 31, 2000 increased $7.6 million to $18.3 million from $10.7 million in 1999. This increase is primarily attributable to a $7.7 million write-off of internally developed software, connected with our third party administration segment, that was previously capitalized. The charge related to client server technology and other functionality that was programmed for former customers. We decided to abandon the client server technology and no longer provide administration that formed a basis of other programming.

     Interest expense for the year ended December 31, 2000 increased $1.9 million to $9.6 million from $7.7 million in 1999. This increase resulted from an increased average interest rate of 373 basis points on our line of credit due to the amended terms of our credit facility (see Note 9 to the financial statements appearing elsewhere in this Form 10-K). This increase was partially offset by a reduction of $9.2 million in the average outstanding principal balance on the credit facility.

     On July 5, 2000, we sold our unemployment compensation and workers' compensation units for a pretax gain of $7.3 million. On September 15, 2000, we sold our Ohio workers' compensation managed care organization unit for a pretax gain of $3.2 million, and on October 26, 2000 we sold our self-funded unit for a pretax loss of $52.5 million (see Note 4 to the Financial Statements appearing elsewhere in this Form 10-K).

     During the second quarter of 2000, we recorded an extraordinary loss of $1.0 million, net of taxes, related to our credit facility (see Note 9 to the Financial Statements appearing elsewhere in this Form 10-K). This loss represented $1.5 million of pretax non-interest fees and expenses connected with the prior facility, which were previously subject to amortization over five years.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     The following Management's Discussion and Analysis of the financial results for the year ended December 31, 1999 compared to December 31, 1998 have been recast to reflect the revised income statement format being presented in the year ended December 31, 2000. This recast reflects that the units sold during the year ended December 31, 2000 are discontinued operations. The units sold were our unemployment compensation, workers' compensation, workers' compensation managed care organization, and self-funded units (see Note 4 to the Financial Statements appearing elsewhere in this Form 10-K).

     Revenues for the year ended December 31, 1999 decreased $19.4 million, or 9.6%, to $181.8 million from $201.2 million in 1998. Revenues from our third party administration segment decreased by $29.2 million, primarily related to the transition of a block of indemnity/preferred provider organization business from The Travelers Insurance Company and United HealthCare Corporation to Seaboard Life Insurance Company (USA) products and a decrease in revenues from the block of business assumed from TMG Life Insurance Company in 1997. This reduction in fully insured revenues was partially offset by revenues from new carrier relationships. Revenues from our PlanVista Solutions segment increased by $2.8 million for the period of June through December 1999, as compared to the same seven-month period in 1998.

     Agent commission expense for the year ended December 31, 1999 decreased $12.6 million, or 18.4%, to $55.9 million from $68.5 million in 1998. This decrease was realized in our third party administration segment and is consistent with the decrease in fully insured revenues for the period indicated, as described above.

     Personnel expense for the year ended December 31, 1999 decreased $6.5 million, or 9.0%, to $65.5 million from $72.0 million in 1998. Personnel expense in our third party administration segment decreased $6.3 million due to a decrease in salaries and wages resulting from 168 fewer employees and less overtime and temporary help as we reduced our workforce pursuant to the revenue decreases in our fully insured business. We incurred an increase of $1.0 million related to the consolidation of our PlanVista Solutions segment. Corporate personnel expenses decreased $1.1 million primarily due to lower salaries and wages resulting from 42 fewer employees.

     General and administrative expense for the year ended December 31, 1999 increased $1.2 million, or 3.1%, to $39.7 million from $38.5 million in 1998. Expenses in our third party administration segment decreased

$0.5 million. We recorded $4.7 million in 1999 for claims asserted by four former customers (see Note 12 to the financial statements appearing elsewhere in this Form 10-K). This increase was partially offset by favorable variances in office rent due to the closure of fully insured office facilities, telephone, and printing. Expenses in our PlanVista Solutions segment increased $1.7 million. This increase was attributable to the consolidation of PlanVista Solutions' financial results.

     In 1999, we incurred $1.2 million of restructuring costs in our third party administration segment reflecting employee terminations associated with reductions in our fully insured workforce in Tampa, Florida. We terminated 65 employees in management, claims administration, and information systems. In 1998, we incurred $1.6 million of restructuring costs in our third party administration segment reflecting employee terminations and the abandonment of property and equipment associated with closing our Framingham, Massachusetts office. We terminated 47 employees in management, claims administration, and information systems.

Liquidity and Capital Resources

     On June 8, 2000, we closed on our Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provided for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing June 30, 2000 and repayments of $500,000 were required each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. The revolving credit facility has a final maturity date of August 31, 2001. Interest rates vary from the higher of (a) the Prime Rate or
(b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3%. The Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility, plus certain administrative fees and an annual commitment fee of
 .25% for letters of credit and unused commitments. We capitalized approximately $1.4 million of bank fees relative to the Credit Agreement. Under the loan terms, we must maintain certain financial covenants for revenue and EBITDA as defined in the Credit Agreement. We are also restricted in capital expenditures and are subject to repayment with proceeds of certain future activities such as sale of certain assets and public offerings. During the year ended December 31, 2000, we paid interest of $8.7 million and net principal of $29.1 million on the Credit Agreement. As of December 31, 2000, the balance outstanding under the Credit Agreement was $60.9 million. On June 29, 2000, September 12, 2000, September 19, 2000, October 19, 2000 and December 8, 2000, we signed Limited Waivers and Consents related to the disposition of assets and certain payment and other covenant requirements.

     As of March 29, 2001, we signed a First Amendment and Limited Waiver and Consent ("the Amendment") to our Credit Agreement. The Amendment will become effective upon the satisfaction of certain conditions, including the receipt of a consent from one of our small group carriers supporting the pending sale of our third party administration and managing general underwriter businesses. We expect to obtain this consent prior to the closing of the sale. Under the terms of the Amendment, the commitment of banks which are signers to the Credit Agreement ("the Bank Group") on the revolving credit facility was frozen at the $14.9 million outstanding balance upon the signing of the Amendment, the repayments of $500,000 due on March 31, 2001 and April 30, 2001 were deferred and certain other repayments which had been previously deferred were waived, an additional repayment of $1.5 million is due on April 15, 2001, the monthly repayment was increased from $500,000 to $750,000 beginning on May 31, 2001, and the unpaid additional payment of $4.5 million due on July 31, 2001 was deferred to the maturity date.

     The Amendment requires certain prepayments upon the receipt of tax refunds, debt refinancing proceeds or the proceeds of new equity issuances and revises various other provisions relating to covenants and defined defaults. Additionally, the Amendment requires us to retain the services of an investment banker by April 30 to assist us with refinancing, and the Amendment also requires that in the event the third party administration business has not been sold or otherwise disposed of before May 30, we must prepare and submit by June 6, 2001 for approval of the Lenders a detailed plan for the alternate disposition of such business.

     We expect to have completed a refinancing of the Credit Agreement or to have obtained new financing before the maturity of the Credit Agreement on August 31, 2001. While we expect to complete a refinancing of the Credit Agreement or to obtain new financing before the maturity of the Credit Agreement on August 31, 2001, there can be no assurance that we will obtain the necessary financing commitments by that date. In order to facilitate this refinancing or replacement financing, we expect to issue subordinated debt or equity.

     On April 1, 2001, we entered into a definitive agreement to sell our third party administration segment and our managing general underwriter business to an affiliate of Sun Capital Partners, Inc., a Boca Raton, Florida-based merchant banking firm focused on leveraged buyouts, for approximately $30.0 million. The third party administration business includes our small group operations based in Tampa, Florida, as well as the Taft-Hartley businesses that operate through our American Benefit Plan Administrators, Inc. and Southern Nevada Administrators, Inc. subsidiaries based in El Monte, California, and Las Vegas, Nevada, respectively. The managing general underwriter business is Philadelphia-based Montgomery Management Corporation, which is part of our PlanVista Solutions segment. In connection with this non-cash transaction, Sun Capital Partners, Inc. will be assuming up to $40.0 million in working capital deficit connected with the acquired businesses and holding a long-term subordinated note from us of up to $10.0 million. The transaction is expected to close within between 30 and 60 days, subject to normal and customary closing conditions, completion of due diligence, financing, and the approval of our lenders.

     On July 5, 2000, we sold our unemployment compensation and workers' compensation units for cash proceeds of $19.1 million, on September 15, 2000, we sold our Ohio workers' compensation managed care organization unit for cash proceeds of $3.5 million, and on October 26, 2000, we sold our self-funded business unit for cash proceeds of $11.0 million. The proceeds from the sale of these assets were used to reduce debt under the Credit Agreement.

     On July 13, 2000, we paid $3.0 million to CENTRA Benefit Services, Inc. in settlement of the contingent consideration related to our purchase of CENTRA in 1998 (see Note 3 to the financial statements appearing elsewhere in this Form 10-K).

     As of July 6, 2000, we paid $1.1 million related to our terminated merger with UICI in legal, financial advisory, and other fees.

     On June 1, 2000, we paid $2.2 million, including principal and interest, to the former owner of PlanVista Solutions as part of the additional contingent consideration relating to our acquisition of PlanVista Solutions in 1998. A principal balance of $2.0 million remains to be paid on June 1, 2001.

     During the year ended December 31, 2000, we paid $3.7 million in connection with the closure of CENTRA's Richardson, Texas office, which was announced in 1999, the Merrimack, New Hampshire office, which was announced in the first quarter of 2000, and the Framingham, Massachusetts office, which was announced in 1998.

     We spent $4.8 million for capital expenditures during 2000.

     Subject to completion of our debt refinancing and based upon current expectations, we believe that all consolidated operating and financing obligations for the next twelve months will be met from internally generated cash flow from operations, available cash, the closing on the sale of our third party administration and managing general underwriter units, or our anticipated issuance of equity or debt securities.

Inflation

     We do not believe that inflation had a material effect on our results of operations for the year ended December 31, 2000 or 1999. There can be no assurance, however, that our business will not be affected by inflation in the future.

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

     The following table presents the future principal payment obligations (in thousands) and weighted-average interest rates associated with our existing long-term debt instruments, assuming our actual level of long-term indebtedness of $66.0 million as of December 31, 2000:

                                             2001             2002            2003            2004         2005         Thereafter
                                         -----------      ----------       ----------      ---------     --------     -------------
Long-Term Debt Fixed Rate
   (weighted average interest
    rate of 5.82%).....................  $       234      $       158      $    4,113      $   126       $    132     $         376
Variable Rate (weighted
   average interest rate
   of 12.5%)...........................       60,899                -               -            -              -                 -

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

     A 1% increase in interest rates due to increased rates nationwide would result in additional interest of approximately $0.2 million net of interest saved on our interest rate swap agreements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The response to this item is included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2001, under "Proposal 1:
Election of Directors," "Additional Information Concerning Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

Item 11.  Executive Compensation

     The response to this item is included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2001, under "Compensation of Executive Officers" "Additional Information Concerning Directors," and "Compensation Committee Interlocks and Insider Participation," and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The response to this item is included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2001, under "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The response to this item is included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2001, under "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions," and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) The following consolidated financial statements of HealthPlan Services Corporation and its subsidiaries are filed as part of this Form 10-K starting at page F-1:

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets - December 31, 2000 and 1999

          Consolidated Statements of Operations - Years ended December 31, 2000, 1999, and 1998

          Consolidated Statement of Changes in Stockholders' Equity - Years ended December 31, 2000, 1999, and 1998

          Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999, and 1998

          Notes to Consolidated Financial Statements

     (2)  Report of Independent Accountants on Supplemental Schedule

          Schedule II - Schedule of Valuation and Qualifying Accounts for each of the Years Ended December 31, 2000, 1999, and 1998

     (3)  Exhibits included or incorporated herein:

Exhibit
Number    Description Of Exhibits
------    -----------------------

2.1 Amended and Restated Acquisition Agreement, dated August 31, 1995, by and among HealthPlan Services, Inc., Millennium HealthCare, Inc., and Third Party Claims Management, Inc. (incorporated by reference to the HealthPlan Services Corporation Form 8-K Current Report filed on September 15, 1995).

2.2 Asset Purchase Agreement, dated October 1, 1995, by and between HealthPlan Services, Inc. and Diversified Group Brokerage Corporation, and Amendment to the Asset Purchase Agreement, dated October 11, 1995, by and between HealthPlan Services, Inc. and Diversified Group Brokerage Corporation (incorporated by reference to the HealthPlan Services Corporation Form 8-K Current Report filed on October 27,
          1995).

2.3 Securities Purchase Agreement, dated January 8, 1996 between Medirisk, Inc. and HealthPlan Services Corporation (incorporated by reference to
          Exhibit 10.18 to the HealthPlan Services Corporation 1995 Annual Report on Form 10-K filed on March 29, 1996).

2.4 Acquisition Agreement dated May 17, 1996 between HealthPlan Services Corporation, Consolidated Group, Inc., Consolidated Group Claims, Inc., Consolidated Health Coalition, Inc., and Group Benefit Administrators Insurance Agency, Inc., the named Shareholders, and Holyoke L. Whitney as Shareholders' Representative (incorporated by reference to Exhibit 2 to the HealthPlan Services Corporation Form 8-K Current Report filed on July 15, 1996).

2.5 Plan and Agreement of Merger dated May 28, 1996 between HealthPlan Services Corporation, HealthPlan Services Alpha Corporation, Harrington Services Corporation, and Robert Chefitz as Shareholders' Representative (incorporated by reference to the HealthPlan Services Corporation Form 8-K Current Report filed on July 15, 1996).

2.6 Stock Purchase Agreement dated December 18, 1996 by and among Noel Group, Inc., Automatic Data Processing, Inc., and HealthPlan Services Corporation (incorporated by reference to the Noel Group, Inc.'s Current Report on Form 8-K dated February 7, 1997).

2.7 Shareholder Agreement by and among Sykes Enterprises, Incorporated and HealthPlan Services Corporation dated December 18, 1997, and Amendment to Shareholder Agreement dated February 28, 1998 (incorporated by reference to Exhibit 2.7 to the HealthPlan Services Corporation 1997 Annual Report on Form 10-K filed on March 30, 1998).

2.8 Amended and Restated Acquisition Agreement dated May 15, 1998 by and among HealthPlan Services Corporation, National Preferred Provider Network, Inc., and other parties named therein (incorporated by reference to Exhibit 2.8 to the HealthPlan Services Corporation Annual Report on Form 10-K filed on March 30, 1999).

2.9 Subscription and Asset Contribution Agreement dated June 16, 1998 by and between CENTRA HealthPlan LLC, and its prospective members:
          HealthPlan Services, Inc., and CENTRA Benefit Services, Inc. (incorporated by reference to Exhibit 2.8 to the HealthPlan Services Corporation 1998 Annual Report and Form 10-K filed on March 30, 1999).

2.10 Stock Purchase Agreement dated September 1, 1998 among Sykes Enterprises, Incorporated, HealthPlan Services Corporation, and Sykes HealthPlan Services, Inc. (incorporated by reference to Exhibit 2.8 to the HealthPlan Services Corporation 1998 Annual Report and Form 10-K filed on March 30, 1999).

2.11      (a)  Agreement and Plan of Merger dated October 5, 1999 by and among
               UICI and HealthPlan Services Corporation (incorporated by reference to Exhibit 99.2 to the HealthPlan Services Corporation Current Report on Form 8-K filed on October 7, 1999); Amended and Restated Agreement and Plan of Merger between UICI, UICI Acquisition Co., UICI Capital Trust I, and HealthPlan Services Corporation dated February 18, 2000 (incorporated by reference to
               Exhibit 99.2 to the HealthPlan Services Corporation Form 8-K filed on February 23, 2000).

          (b) Amendment to Amended and Restated Agreement and Plan of Merger dated March 23, 2000 by and among UICI and HealthPlan Services Corporation (incorporated by reference to Exhibit 2.11(b) to the HealthPlan Services Corporation Annual Report on Form 10-K, filed on April 14, 2000).

          (c) Termination Agreement, dated April 13, 2000, by and among UICI and HealthPlan Services Corporation (incorporated by reference to Exhibit 2.11(c) to the HealthPlan Services Corporation Annual Report on Form 10-K, filed on April 14, 2000).

2.12 Asset Purchase Agreement effective July 5, 2000, by and between HealthPlan Services, Inc. and Sheakley-Uniservice, Inc.

2.13 Asset Purchase Agreement dated as of August 28, 2000, by and between Trewit, Inc., HealthPlan Services, Inc., Montgomery Management Corporation, and HealthPlan Services Corporation; Amendment to Asset Purchase Agreement effective as of October 25, 2000, by and between HealthPlan Services, Inc., Montgomery Management Corporation, HealthPlan Services Corporation, Trewit, Inc., and Harrington Benefit Services, Inc.; Post-Closing Amendment to Asset Purchase Agreement and Escrow Agreement dated as of January 12, 2001, by and between HealthPlan Services, Inc., HealthPlan Services Corporation, Trewit, Inc., and Harrington Benefit Services, Inc., and for purposes of the Escrow Agreement Amendment, Wells Fargo Bank Minnesota.

2.14 Asset Purchase Agreement dated September 15, 2000, by and among ProHealth, Inc., Sheakley Unicomp, Inc., and HealthPlan Services, Inc.

2.15 Stock Purchase Agreement dated as of April 1, 2001, by and between HealthPlan Holdings, Inc. and HealthPlan Services Corporation.

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 4.1 to the HealthPlan Services Corporation Form S-8 Registration Statement #333-07631 filed with respect to the HealthPlan Services Corporation 1996 Employee Stock Option Plan on July 3, 1996).

3.2 By-laws, as amended (incorporated by reference to Exhibit 3.2 to the HealthPlan Services Corporation 1996 Annual Report on Form 10-K, filed on March 31, 1997).

4.1 Excerpts from the Certificate of Incorporation, as amended (included in Exhibit 3.1).

4.2       Excerpts from the By-laws, as amended (included in Exhibit 3.2).

4.3 Specimen stock certificate (incorporated by reference to Exhibit 4.3 to the HealthPlan Services Corporation Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

10.1 Agreement between New England Mutual Life Insurance Company of Boston and HealthPlan Services Corporation effective as of June 1, 1987, as amended by Memorandum dated January 17, 1992 and Memorandum dated February 4, 1994 (incorporated by reference to Exhibit 10.3 to the HealthPlan Services Corporation Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

10.2 Agreements relating to MetraHealth business (originally written with The Travelers Insurance Company) (incorporated by reference to Exhibit
          10.4 to the HealthPlan Services Corporation 1996 Annual Report on Form 10-K, filed on March 31, 1997):

          (a) Administrative Services Agreement dated November 1, 1989 between The Travelers Insurance Company and Consolidated Group, Inc.

          (b) Claims Administration Agreement dated November 1, 1989 between The Travelers Insurance Company and Consolidated Group Claims, Inc.

10.3 HealthPlan Services Corporation 1996 Employee Stock Option Plan (compensatory plan) (incorporated by reference to Exhibit 10.6 to the HealthPlan Services Corporation 1996 Annual Report on Form 10-K, filed on March 31, 1997).

10.4 Amended and Restated HealthPlan Services Corporation 1996 Employee Stock Option Plan (compensatory plan) (incorporated by reference to
          Exhibit 4.3 to the HealthPlan Services Corporation Form S-8 Registration Statement #333-31913, filed on July 23, 1997).

10.5 HealthPlan Services Corporation 1995 Incentive Equity Plan (compensatory plan) (incorporated by reference to Exhibit 10.7 to the HealthPlan Services Corporation Form S-1 Registration Statement #33-90472, filed on May 18, 1995).


10.6 1995 HealthPlan Services Corporation Directors Stock Option Plan (compensatory plan) (incorporated by reference to Exhibit 10.10 to the HealthPlan Services Corporation Form S-1 Registration Statement #33-90472, filed on May 18, 1995); Amendment adopted as of October 10, 2000.


10.7 Restricted Stock Agreements between HealthPlan Services Corporation and Claudia N. Griffiths (incorporated by reference to Exhibit 10.10 to the HealthPlan Services Corporation Form S-1 Registration Statement #33-90472, filed on May 18, 1995). The same agreement was executed with Steven V. Hulslander, Gary L. Raeckers, Craig H. Cassady, Richard
          M. Bresee, Nola H. Moon, and George E. Lucco.

10.8 Subscription Agreement dated as of September 30, 1994 among HealthPlan Services Corporation, James K. Murray, Jr., Trevor G. Smith, and Charles H. Guy, Jr. (incorporated by reference to Exhibit 10.11 to the HealthPlan Services Corporation Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

10.9 Stock Purchase Agreement dated as of October 5, 1994 among HealthPlan Services Corporation, Noel Group, Inc., Trinity Side-by-Side Fund I, L.P., Trinity Ventures II, L.P., and Trinity Ventures III, L.P. (incorporated by reference to Exhibit 10.12 to the HealthPlan Services Corporation Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

10.10 Form of Stock Purchase Agreement dated as of December 15, 1994 among HealthPlan Services Corporation, Noel Group, Inc., and each of the signatories listed on the signature pages thereto (incorporated by reference to Exhibit 10.13 to the HealthPlan Services Corporation Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

10.11     (a)  Lease Agreement between HealthPlan Services Corporation and
               Paragon Group, Inc. (as agent for Airport Southeast Associates, Ltd.), dated January 26, 1982, as amended on June 18, 1987 by agreement between HealthPlan Services Corporation and Concourse Associates Venture (successor in interest to Airport Southeast Associates) (Concourse Center I, Tampa, Florida) (incorporated by reference to Exhibit 10.14(a) to the HealthPlan Services Corporation Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

          (b) Lease Agreement between HealthPlan Services Corporation and Paragon Group, Inc. (as agent for Airport Southeast Associates, Ltd.), dated January 26, 1982, as amended on October 13, 1983, April 3, 1984 by a Supplement to Amendment of Lease, and as further amended on June 18, 1987 by agreement between HealthPlan Services Corporation and Concourse Associates Venture (successor in interest to Airport Southeast Associates) (Concourse Center II, Tampa, Florida) (incorporated by reference to Exhibit 10.14(b) to the HealthPlan Services Corporation Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

          (c) Second Amendment to Leases dated April 30, 1995 between Concourse Center Associates Limited Partnership and HealthPlan Services Corporation (Concourse Centers I and II, Tampa, Florida) (incorporated by reference to Exhibit 10.13(g) to the HealthPlan Services Corporation Annual Report on Form 10-K, filed on March 29, 1996).

          (d) Amended, Consolidated and Restated Lease dated January 1, 1987 between Consolidated Group, Inc. and Consolidated Group Service Company Limited Partnership, as amended by First Amendment dated May 23, 1990, and by Second Amendment dated March 27, 1996 (incorporated by reference to Exhibit 10.14(d) to the HealthPlan Services Corporation 1996 Annual Report on Form 10-K, filed on March 31, 1997).

10.12     (a)  Amended and Restated Credit Agreement dated as of May 1, 1998 by and among HealthPlan Services Corporation, First Union National Bank, and other lenders named therein, as amended by: the First Amendment thereto dated June 23, 1998; and Second Amendment and Waiver dated December 15, 1998 (incorporated by reference to
               Exhibit 10.12 to the HealthPlan Services Corporation Annual Report on Form 10-K, filed March 30, 1999).

          (b) Third Amendment and Waiver dated November 15, 1999; and the Nonwaiver and Standstill Agreements dated February 11, 2000; Waiver and Consent dated March 1, 2000 (incorporated by reference to Exhibit 10.12(b) to the HealthPlan Services Corporation Annual Report on Form 10-K, filed on April 14, 2000).

          (c) Second Extension of Nonwaiver and Standstill Agreement, dated April 13, 2000 (incorporated by reference to Exhibit 10.12(c) to the HealthPlan Services Corporation Amended Annual Report on Form 10-K, filed on April 14, 2000).

          (d) Second Amended and Restated Credit Agreement dated as of June 8, 2000, by and among HealthPlan Services Corporation, First Union National Bank, and other lenders named therein; Security and Second Amended and Restated Pledge Agreement dated as of June 8, 2000, by and among HealthPlan Services Corporation and its subsidiaries named therein, and First Union National Bank; Limited Waiver and Consent dated June 29, 2000;
               Limited Waiver and Consent dated as of September 12, 2000; Limited Waiver dated September 19, 2000; Limited Waiver and Consent dated September 19, 2000; Limited Waiver and Consent dated as of October 19, 2000; Limited Waiver dated as of December 8, 2000; First Amendment and Limited Waiver and Consent dated March 29, 2001. *

10.13 Employment and Noncompetition Agreement, dated June 25, 1996 by and between R.E. Harrington, Inc. and Robert R. Parker (management contract) (incorporated by reference to Exhibit 10.19 to the HealthPlan Services Corporation 1996 Annual Report on Form 10-K filed on March 31, 1997).

10.14 Deferred Compensation Agreement between R.E. Harrington, Inc. and Robert R. Parker dated May 15, 1987 (compensatory plan) (incorporated by reference to Exhibit 10.17 to the HealthPlan Services Corporation 1997 Annual Report on Form 10-K filed on March 30, 1998).

10.15 Employment and Noncompetition Agreement, dated July 1, 1996 by and between Consolidated Group, Inc. and Timothy T. Clifford (management contract) (incorporated by reference to Exhibit

* To be filed by amendment.

          10.20 to the HealthPlan Services Corporation 1996 Annual Report on Form 10-K filed on March 31, 1997).

10.16 Amended and Restated HealthPlan Services Corporation 1997 Directors Equity Plan (compensatory plan) (incorporated by reference to Exhibit
          4.3 to the HealthPlan Services Corporation Form S-8 Registration Statement #333-31915, filed on July 23, 1997).

10.17 HealthPlan Services Corporation 1998 Officer Bonus Plan Summary (compensatory plan) (substantially similar to 1999 and 2000 Plans).

10.18 Administrative Services and Business Transfer Agreement between the HealthPlan Services Corporation and TMG Life Insurance Company, dated December 4, 1996 (incorporated by reference to Exhibit 10.21 to the HealthPlan Services Corporation 1997 Annual Report on Form 10-K filed on March 30, 1998).

10.19 Deferred Compensation Plan of R.E. Harrington, Inc. dated January 1, 1998 (compensatory plan) (incorporated by reference to Exhibit 10.19 to the HealthPlan Services Corporation 1998 Annual Report and Form 10-K filed on March 30, 1999).

10.20 Management Agreement dated February 28, 1998 among Midwestern United Life Insurance Company, HealthPlan Services, Inc., and Connecticut General Life Insurance Company (incorporated by reference to Exhibit
          10.20 to the HealthPlan Services Corporation 1998 Annual Report and Form 10-K filed on March 30, 1999).

10.21 Administration Services Agreement dated July 1, 1997 between Seaboard Life Insurance Company and HealthPlan Services, Inc. (incorporated by reference to Exhibit 10.21 to the HealthPlan Services Corporation 1998 Annual Report and Form 10-K filed on March 30, 1999).

10.22 Services Agreement effective February 1, 1998 by and among Provident Indemnity Life Insurance Company, and Provident American Life and Health Insurance Company, HealthPlan Services Corporation, and HealthPlan Services, Inc. (incorporated by reference to Exhibit 10.22 to the HealthPlan Services Corporation 1998 Annual Report and Form 10-K filed on March 30, 1999).

10.23 Administration Services Agreement dated as of July 29, 1999, by and between United Benefit Life Insurance Company and HealthPlan Services, Inc.

10.24 Employment and Noncompetition Agreement dated as of June 1, 2000, by and between HealthPlan Services Corporation and Phillip S. Dingle, including Amendment thereto dated January 30, 2001 (Management Contract).

10.25 Agreement dated January 6, 2001, between HealthPlan Services Corporation, Tatum CFO Partners, LLP, and Reid Johnson (Management Contract).

11.1 Statement regarding computation of per share earnings: not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

21.1      Subsidiaries of the registrant.

23.1      Consent of PricewaterhouseCoopers LLP.

(b) We filed the following Current Report on Form 8-K during the twelve months ended December 31, 2000:

          Form 8-K Current Report, filed on February 23, 2000, regarding the UICI Amended and Restated Agreement and Plan of Merger, dated February 18, 2000.

          Form 8-K Current Report, filed on November 13, 2000, regarding divestiture of large group business unit, unemployment compensation and workers' compensation business units, and Ohio managed care organization business unit.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HealthPlan Services Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on the 10th day of April, 2001.

                                    HEALTHPLAN SERVICES CORPORATION

                                    By: /s/ Phillip S. Dingle
                                        ----------------------------------------
                                        Phillip S. Dingle
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                    By: /s/ Reid Johnson
                                        ----------------------------------------
                                        Reid Johnson
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

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

Signature                     Title                               Date
---------                     -----                               ----


                              Chairman of the Board
------------------------
    James K. Murray, Jr.

/s/ William L. Bennett        Vice Chairman of the Board          April 10, 2001
------------------------
    William L. Bennett

Signature                     Title                               Date
---------                     -----                               ----

/s/ Joseph A. Califano, Jr.   Director                            April 10, 2001
--------------------------
    Joseph A. Califano, Jr.

/s/ Joseph S. DiMartino       Director                            April 10, 2001
-------------------------
    Joseph S. DiMartino

                              Director
---------------------------
    Vincent D. Farrell, Jr.

/s/ John R. Gunn              Director                            April 10, 2001
----------------
    John R. Gunn

/s/ Nancy M. Kane             Director                            April 10, 2001
-----------------
    Nancy M. Kane

/s/ James G. Niven            Director                            April 10, 2001
------------------
    James G. Niven

/s/ John D. Race              Director                            April 10, 2001
----------------
    John D. Race

/s/ Arthur F. Weinbach        Director                            April 10, 2001
----------------------
    Arthur F. Weinbach

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of
HealthPlan Services Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of HealthPlan Services Corporation and its subsidiaries (HealthPlan Services) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of HealthPlan Services' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
April 5, 2001
Tampa, Florida

                        HEALTHPLAN SERVICES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                                                                December 31,
                                                                                   --------------------------------------

                                                                                         2000                 1999
                                                                                   -----------------    -----------------
                                    ASSETS
Current assets:
  Cash and cash equivalents..................................................      $           482      $             -
  Restricted cash............................................................                    -                    3
  Accounts receivable, net of allowance for doubtful
      accounts of $3,300 and $3,211, respectively............................               14,671               22,933
  Prepaid expenses and other current assets..................................                2,943                4,135
  Refundable income taxes....................................................                2,251                  666
  Deferred taxes.............................................................                3,523                4,532
                                                                                   ---------------      ---------------
          Total current assets...............................................               23,870               32,269
Property and equipment, net..................................................               13,198               27,804
Other assets, net of accumulated amortization of
      $1,036 and $1,295, respectively........................................                4,584                2,537
Deferred taxes...............................................................               25,895                    -
Investments..................................................................                2,411                6,513
Intangible assets, net.......................................................               45,772              191,302
                                                                                   ---------------      ---------------
          Total assets.......................................................      $       115,730      $       260,425
                                                                                   ===============      ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft.............................................................      $             -      $         1,188
  Accounts payable...........................................................                2,270                4,377
  Premiums payable to carriers...............................................               43,523               33,930
  Commissions payable........................................................                3,151                4,862
  Deferred revenue...........................................................                  744                1,762
  Accrued liabilities........................................................               17,908               26,810
  Current portion of long-term debt payable..................................               61,133                3,669
                                                                                   ---------------      ---------------
          Total current liabilities..........................................              128,729               76,598
Notes payable................................................................                4,905               92,168
Deferred taxes...............................................................                    -                2,892
Other long-term liabilities..................................................                2,436                2,486
                                                                                   ---------------      ---------------
          Total liabilities..................................................              136,070              174,144
                                                                                   ---------------      ---------------

Commitments and contingencies (Note 12)

Stockholders' equity (deficit):
   Common stock, $0.01 par value, 100,000,000 authorized, 15,205,984
      issued at December 31, 2000 and, 15,190,458 at December 31, 1999.......                  152                  152
   Additional paid-in capital................................................              110,417              110,357
   Treasury stock at cost, 1,519,400 at December 31, 2000 and 1999...........              (30,006)             (30,006)
   Retained earnings (deficit)...............................................             (100,293)               4,184
   Unrealized (depreciation) appreciation on investments
      available for sale, net of tax.........................................                 (610)               1,594
                                                                                   ---------------      ---------------
          Total stockholders' equity (deficit)...............................              (20,340)              86,281
                                                                                   ---------------      ---------------
          Total liabilities and stockholders' equity.........................      $       115,730      $       260,425
                                                                                   ===============      ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands except per share amount)

                                                                                          Year Ended December 31,
                                                                            -------------------------------------------------

                                                                                2000              1999                1998
                                                                            -----------        -----------        -----------
Operating revenues.......................................................   $   166,596        $   181,840        $   201,231
                                                                            -----------        -----------        -----------
Expenses:
  Agent commissions......................................................        48,864             55,916             68,471
  Personnel expenses.....................................................        64,139             65,546             72,020
  General and administrative.............................................        33,259             39,736             38,495
  Restructuring expenses.................................................         2,150              1,182              1,552
  Loss on impairment of intangible assets................................        80,250                  -                  -
  Other expenses.........................................................         1,120                367              2,306
  Gain on sale of investments, net.......................................          (332)            (4,630)           (33,240)
  Depreciation and amortization..........................................        18,287             10,729             10,482
  Interest expense.......................................................         9,634              7,737              6,746
  Interest income........................................................          (252)              (373)            (1,206)
  Equity in loss of joint ventures.......................................             -                208             11,849
                                                                            -----------        -----------        -----------
       Total expenses....................................................       257,119            176,418            177,475
                                                                            -----------        -----------        -----------
(Loss) income before (benefit) provision for income taxes, minority interest, discontinued operations, loss on sale of assets, extraordinary item, and cumulative
   effect of change in accounting principle..............................       (90,523)             5,422             23,756
(Benefit) provision for income taxes.....................................       (26,257)             2,687             10,086
                                                                            -----------        -----------        -----------
(Loss) income before minority interest, discontinued operations, loss on sale of assets, extraordinary item, and cumulative
   effect of change in accounting principle..............................       (64,266)             2,735             13,670
Minority interest........................................................             -                 50                 48
                                                                            -----------        -----------        -----------
(Loss) income before discontinued operations, loss on sale
   of assets, extraordinary item, and cumulative
   effect of change in accounting principle..............................       (64,266)             2,685             13,622
Income (loss) from discontinued operations, net of taxes.................           334             (2,581)            (3,924)
Loss on sale of discontinued operations, net of taxes....................       (39,333)                 -                  -
Extraordinary loss from restructure of debt, net of taxes................          (954)                 -                  -
Cumulative effect of change in accounting principle,
   net of taxes..........................................................          (258)                 -                  -
                                                                            -----------        -----------        -----------
Net (loss) income........................................................   $  (104,477)       $       104        $     9,698
                                                                            ===========        ===========        ===========
Basic (loss) earnings per share of Common Stock:
   (Loss) earnings from continuing operations............................   $     (4.70)       $      0.20        $      0.95
   Earnings (loss) from discontinued operations..........................          0.02              (0.19)             (0.27)
   Loss on sale of assets................................................         (2.88)                 -                  -
   Extraordinary item....................................................         (0.07)                 -                  -
   Cumulative effect of change in accounting principle...................         (0.01)                 -                  -
                                                                            -----------        -----------        -----------
   Net (loss) earnings...................................................   $     (7.64)       $      0.01        $      0.68
                                                                            ===========        ===========        ===========
Basic weighted average number of shares outstanding......................        13,679             13,742             14,353
                                                                            ===========        ===========        ===========
Diluted (loss) earnings per share of Common Stock:
   (Loss) earnings from continuing operations............................   $     (4.70)       $      0.19        $      0.94
   Earnings (loss )from discontinued operations..........................          0.02              (0.18)             (0.27)
   Loss on sale of assets................................................         (2.88)                 -                  -
   Extraordinary item....................................................         (0.07)                 -                  -
   Cumulative effect of change in accounting principle...................         (0.01)                 -                  -
                                                                            -----------        -----------        -----------
   Net (loss) earnings...................................................   $     (7.64)       $      0.01        $      0.67
                                                                            ===========        ===========        ===========
Diluted weighted average number of shares outstanding....................        13,679             13,922             14,584
                                                                            ===========        ===========        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND
                             COMPREHENSIVE INCOME
                      (in thousands except share amounts)



                                                                 Voting        Additional
                                                 Comprehensive   Common         Paid-in      Treasury
                                                    Income        Stock         Capital        Stock
                                                --------------  ---------    -------------   ---------
Balance at December 31, 1997 .............                      $     150    $   107,325     $       -
Vesting of management stock ..............                              -            179             -
Issuance of 123,500 shares in
   connection with stock option plans ....                              2          2,218             -
Issuance of 12,662 shares in
   connection with the employee
   stock purchase plan ...................                              -            162             -
Issuance of 120 shares in
   connection with the directors
   compensation plan .....................                              -              3             -
Cash dividends declared ..................                              -              -             -
Purchase of 1,276,700
   treasury shares .......................                              -              -       (28,088)
Net income ...............................      $      9,698            -              -             -
Unrealized depreciation on
   investment available for sale .........            (1,455)           -              -             -
                                                 -----------
Comprehensive income .....................      $      8,243
                                                 ===========      -------       --------       -------
Balance at December 31, 1998 .............                     $      152    $   109,887     $ (28,088)

Refund of overpayment in connection
   with stock option plan ................                              -            (13)            -
Issuance of 16,143 shares in
   connection with the employee
   stock purchase plan  ..................                              -             81             -
Cash dividends declared ..................                              -              -             -
Purchase of 242,700
   treasury shares   .....................                              -              -        (1,918)
Tax benefit on exercise of shares in
   connection with stock option plans ....                 -            -            402             -
Net income ...............................      $        104            -              -             -
Unrealized appreciation on investment
   available for sale ....................             1,629            -              -             -
                                                 -----------
Comprehensive income .....................      $      1,733
                                                 ===========      -------       --------       -------
Balance at December 31, 1999 .............                      $     152    $   110,357     $ (30,006)


Issuance of 1,718 shares in
   connection with the directors'
   compensation plan .....................                              -             20             -
Issuance of 12,708 shares in
   connection with the employee
   stock purchase plan ...................                              -             37             -
Issuance of 1,100 shares in connection
   with stock option plans ...............                              -              3             -
Net loss .................................      $   (104,477)           -              -             -
Unrealized depreciation on investment
   available for sale ....................            (2,204)           -              -             -
                                                 -----------
Comprehensive loss .......................      $   (106,681)
                                                 ===========      -------       --------       -------
Balance at December 31, 2000 .............                     $      152    $   110,417     $ (30,006)
                                                                  =======       ========       =======


                                                                       Unrealized
                                                                      Appreciation
                                                                           on
                                                       Retained       Investments
                                                       Earnings        Available
                                                       (Deficit)       for Sale        Total
                                                      -----------    --------------  ----------
Balance at December 31, 1997 .............            $     7,671    $       1,420   $  116,566

Vesting of management stock ..............                      -                -          179
Issuance of 123,500 shares in
   connection with stock option plans ....                      -                -        2,220
Issuance of 12,662 shares in
   connection with the employee
   stock purchase plan ...................                      -                -          162
Issuance of 120 shares in
   connection with the directors
   compensation plan .....................                      -                -            3
Cash dividends declared ..................                 (7,633)               -       (7,633)
Purchase of 1,276,700
   treasury shares .......................                      -                -      (28,088)
Net income ...............................                  9,698                -        9,698
Unrealized depreciation on
   investment available for sale .........                      -           (1,455)      (1,455)
Comprehensive income .....................
                                                        ---------      -----------     --------
Balance at December 31, 1998 .............            $     9,736    $         (35)  $   91,652

Refund of overpayment in connection
   with stock option plan ................                      -                -          (13)
Issuance of 16,143 shares in
   connection with the employee
   stock purchase plan ...................                      -                -           81
Cash dividends declared ..................                 (5,656)               -       (5,656)
Purchase of 242,700
   treasury shares .......................                      -                -       (1,918)
Tax benefit on exercise of shares in
   connection with stock option plans ....                      -                -          402
Net income ...............................                    104                -          104
Unrealized appreciation on investment
   available for sale ....................                      -            1,629        1,629

Comprehensive income .....................
                                                        ---------      -----------     --------
Balance at December 31, 1999 .............            $     4,184    $       1,594   $   86,281


Issuance of 1,718 shares in
   connection with the directors'
   compensation plan .....................                      -                -           20
Issuance of 12,708 shares in
   connection with the employee
   stock purchase plan ...................                      -                -           37
Issuance of 1,100 shares in connection
   with stock option plans ...............                      -                -            3
Net loss .................................               (104,477)               -     (104,477)
Unrealized depreciation on investment
   available for sale ....................                      -           (2,204)      (2,204)
Comprehensive loss .......................
                                                        ---------      -----------     --------
Balance at December 31, 2000 .............            $  (100,293)   $        (610)  $  (20,340)
                                                        =========      ===========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        HEALTHPLAN SERVICES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                       For the Year Ended December 31,
                                                                                --------------------------------------------
                                                                                    2000             1999            1998
                                                                                -----------      -----------     -----------
Cash flows from operating activities:
   Net (loss) income......................................................      $  (104,477)     $       104     $     9,698
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation...........................................................            5,179            7,512           7,607
   Amortization...........................................................            9,623            9,235           8,193
   Loss on impairment of goodwill.........................................           80,250                -               -
   Gain on sale of investments............................................             (332)          (4,630)        (33,240)
   Write-off of internally developed software.............................            7,702                -               -
   Loss on sale of assets.................................................           41,967                -               -
   Equity in loss of joint ventures.......................................                -              208          11,849
   Minority interest......................................................                -              245            (736)
   Issuance of Common Stock to management.................................                -                -             179
   Deferred taxes.........................................................          (26,483)              (3)          4,776
Changes in assets and liabilities, net of effect from acquisitions and dispositions:
   Restricted cash........................................................                3           11,369            (117)
   Accounts receivable....................................................            3,285           (2,025)         14,019
   Prepaid expenses and other current assets..............................              438             (531)            458
   Cash overdraft.........................................................           (1,188)           1,188               -
   Other assets...........................................................           (2,926)             (79)            111
   Accounts payable.......................................................           (1,608)          (9,540)         (3,300)
   Premiums payable to carriers...........................................           10,256           (4,216)         (2,522)
   Commissions payable....................................................           (1,539)            (370)           (347)
   Deferred revenue.......................................................             (995)          (1,944)            926
   Accrued liabilities....................................................          (14,322)           7,925          (9,119)
   Income taxes payable...................................................           (1,584)          (1,429)          3,691
                                                                                -----------      -----------     -----------
          Net cash provided by operating activities.......................            3,249           13,019          12,126
                                                                                -----------      -----------     -----------
Cash flows from investing activities:
   Purchases of property and equipment....................................           (4,789)          (7,996)         (9,146)
   Cash paid for acquisitions, net of cash acquired.......................           (3,054)          (8,674)        (40,847)
   Proceeds from sale of business units...................................           33,656                -           1,466
   Proceeds from sale of investments......................................              936            8,013          40,152
   Purchases of investments...............................................                -             (919)        (18,081)
   Receivable from sale of investment, net................................                -             (375)              -
   Proceeds from notes receivable.........................................                -            3,498             794
                                                                                -----------      -----------     -----------
          Net cash provided by (used in) investing activities.............           26,749           (6,453)        (25,662)
                                                                                -----------      -----------     -----------
Cash flows from financing activities:
   Net (payments) borrowings under line of credit.........................          (29,101)          (1,000)         51,000
   Net payments on other debt.............................................             (455)            (732)         (1,075)
   Cash dividends paid....................................................                -           (7,566)         (7,590)
   Distribution of minority interest......................................                -                -             (46)
   Repurchase of Common Stock.............................................                -           (1,918)        (28,088)
   Proceeds from Common Stock issued......................................               40               68           2,372
                                                                                -----------      -----------     -----------
          Net cash (used in) provided by financing activities.............          (29,516)         (11,148)         16,573
                                                                                -----------      -----------     -----------
Net increase (decrease) in cash and cash equivalents......................      $       482      $    (4,582)    $     3,037
Cash and cash equivalents at beginning of year............................                -            4,582           1,545
                                                                                -----------      -----------     -----------
Cash and cash equivalents at end of year..................................      $       482      $         -     $     4,582
                                                                                ===========      ===========     ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest.................................................      $     9,544      $     7,140     $     6,333
                                                                                ===========      ===========     ===========
   Net (refunds received) cash paid for income taxes......................      $    (1,728)     $     3,575     $       214
                                                                                ===========      ===========     ===========
Supplemental disclosure of noncash activities:
   Dividends declared but unpaid..........................................      $         -      $         -           1,910
                                                                                ===========      ===========     ===========


     The accompanying notes are an integral part of these consolidated financial statements.

HealthPlan Services Corporation

Notes to Consolidated Financial Statements
December 31, 2000


1.   Description of Business and Organization

     HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, HealthPlan Services) is a leading managed health care services company that provides medical cost containment and third party administration services for health care payers and providers in the United States. HealthPlan Services' medical cost containment segment, known as PlanVista Solutions, provides integrated network access, electronic claims repricing, and claims and data management services to health care payers and provider networks. The PlanVista Solutions segment also includes HealthPlan Services' managing general underwriter business. HealthPlan Services' third party administration segment, which is operated primarily through its HealthPlan Services, Inc., American Benefit Plan Administrators, Inc., and Southern Nevada Administrators, Inc. subsidiaries, provides marketing, distribution, and administration, and technology platform services for health care plans and other benefit programs. HealthPlan Services functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

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

                                                                                               Years
                                                                                     -----------------------

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
     Computer software                                                                  3 or expected life
     Leasehold improvements                                                             Lease term

     Prepaid expenses and other current assets

     Prepaid expenses and other current assets consist primarily of prepaid commissions (paid to certain agents at the initiation of a policy), insurance, postage, and repair and maintenance contracts.

     Investments

     As HealthPlan Services' investment in HealthAxis Inc. (formerly Provident American Corporation) (see Note 8) is classified as available for sale, it is measured at fair market value. Any increase or decline in the value of investments is recorded as unrealized appreciation or depreciation in the equity section of the balance sheet. HealthPlan Services recognizes gains and losses based on average costs.

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

     In the fourth quarter of 2000, HealthPlan Services recorded an $80.3 million impairment of goodwill and contract rights related to its third party administration segment and managing general underwriter business unit (see Note
6).

     Other assets

     Other assets include loan origination fees which are amortized over the terms of the respective agreements.

     Premiums payable

     HealthPlan Services collects insurance premiums on behalf of its insurance carrier and managed care customers and remits such amounts to the customers.

     Revenue recognition

     Revenues are recognized ratably over contractual periods or as claims processing and administrative services are being performed. Revenue collected in advance is recorded as deferred revenue until the related services are performed. In the fourth quarter of 2000, HealthPlan Services adopted the Securities and Exchange Commission's Staff Accounting Bulletin 101 ("SAB 101"). SAB 101 includes requirements that revenues to customers with certain contingent rights and revenues based on a percentage of collected cash are not recognized until the corresponding cash is collected. The adoption of SAB 101 had the effect of reducing HealthPlan Services' fourth quarter revenues and operating income by $1.2 million and $0.5 million, respectively. The cumulative effect of this change in accounting principle from 1999 for revenues and operating income was $0.6 million and $0.4 million, respectively.

     Agent commissions

     Agent commissions are recognized as expense in the same period that corresponding revenues are recognized. These commissions are paid upon collection of cash.

     Other expenses

     On April 14, 2000, HealthPlan Services agreed to terminate its merger agreement with UICI. As a result, it expensed $1.1 million of costs including legal, financial advisory, and other fees, associated with this transaction in the second quarter 2000.

     Certain costs amounting to $2.3 million were incurred by HealthPlan Services in 1998 primarily related to the conversion of information systems from HealthPlan Services' Framingham, Massachusetts office to the Tampa office in 1998.

     Restructuring expenses

     During the first quarter of 2000, HealthPlan Services recorded a total of $0.8 million in restructuring costs for the closure of a facility in Merrimack, New Hampshire and other reductions in HealthPlan Services' workforce. The costs reflected employee and lease terminations. HealthPlan Services terminated 75 employees in management and claims administration. During the fourth quarter of 2000, HealthPlan Services recorded a total of $1.4 million in restructuring costs for unused space in HealthPlan Services' Tampa, Florida headquarters and Honolulu, Hawaii office. The restructure reflects the termination of 27 employees in claims administration. At December 31, 2000, a balance of $1.6 million remained to be paid related to lease payments on unused space and severance costs.

     In the second quarter of 1999, HealthPlan Services incurred $0.9 million of restructuring costs reflecting employee terminations associated with reductions in HealthPlan Services' workforce in Tampa, Florida. There were 63 employees terminated in management, claims administration, and information systems. This restructure was completed in 1999, and the remaining balance of $0.1 million in severance was paid in the first quarter of 2000. In December of 1999, HealthPlan Services recorded a restructure charge of $2.9 million relating to the closing of HealthPlan Services' offices in Richardson, Texas and San Bernardino, California, and additional reductions in the workforces in Duncan, Oklahoma and St. Louis, Missouri. A total of 133 employees were terminated in management, claims administration, and information systems. The remaining balance of $2.7 million was for lease terminations and severance costs and was paid in 2000.

     In 1998, HealthPlan Services recorded a charge of $2.1 million to reflect the cost of employee terminations and the abandonment of property and equipment associated with closing HealthPlan Services' Framingham, Massachusetts, Chicago, Illinois, and Atlanta, Georgia offices. There were 47, 43, and 48 employees terminated in the Framingham, Chicago, and Atlanta offices, respectively. These employees worked in management, claims administration, and information systems. A final lease termination payment of $0.4 million was paid in December 2000.

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

                                                                                             Original Charge
                                                                                2000              1999             1998
                                                                           -------------     -------------     ------------
Severance and related costs                                                $         734     $       2,031     $      1,250
Office closure costs                                                               1,416             1,725              360
Write-off of property, plant, and equipment, net                                       -               100              442
                                                                           -------------     -------------     ------------
  Restructure charge                                                               2,150             3,856            2,052
Amounts paid - 1998                                                                                                  (1,066)
Amounts paid - 1999                                                                                 (1,153)            (586)
Amounts paid - 2000                                                                 (556)           (2,703)            (400)
                                                                                                               ------------
Remaining liability - December 31, 1998                                                                        $        986
                                                                                             -------------     ============
Remaining liability - December 31, 1999                                                      $       2,703     $        400
                                                                           -------------     =============     ============
Remaining liability - December 31, 2000                                    $       1,594     $           -     $          -
                                                                           =============     =============     ============

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

     Reclassifications

     HealthPlan Services has reclassified on the Statement of Operations as discontinued operations, the business units sold in 2000. Those units were its unemployment compensation, workers' compensation, workers' compensation managed care organization, and self-funded businesses (see Note 4).

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

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2001 for HealthPlan

Services). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of HealthPlan Services anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on HealthPlan Services' results of operations or its financial position.

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

     HealthPlan Services' only financial instruments not reflected at estimated market value are its two interest rate swaps (see Note 9). The unrecorded fair value of these swaps as of December 31, 2000 was approximately $(0.1) million.

3.   Acquisitions

     CENTRA HealthPlan LLC

     On June 16, 1998, HealthPlan Services acquired a 50.1% interest in CENTRA HealthPlan LLC ("CENTRA"). CENTRA was formed by an agreement between HealthPlan Services and CENTRA Benefit Services, Inc. ("CBS") in which substantially all the assets in CBS's third party administration business, which administers self-insured employee benefit plans, were transferred to CENTRA. HealthPlan Services paid $0.2 million for a 1% interest in CENTRA and acquired an additional 49.1% interest from CBS in exchange for the payment of $7.4 million ($9.3 million purchase price net of the payoff of a CBS note), the issuance of $4.0 million in five-year 5.75% notes convertible into approximately 180,000 shares of HealthPlan Services' stock, a purchase price holdback of up to $1.2 million, and additional contingent consideration. In addition to such contingent consideration, CBS was given the right to put its remaining interest in CENTRA at a contractual price not to exceed $6.0 million within two years of the acquisition date if CENTRA met certain financial performance criteria. CBS exercised its put right and on April 29, 1999, HealthPlan Services paid CBS $4.4 million, which represented a payment of $5.5 million for CBS's 49.9% interest in CENTRA, offset by amounts due to HealthPlan Services in connection with the CENTRA acquisition. In January 2000, Healthplan Services paid $0.9 million to CBS in settlement of the purchase price holdback. On July 13, 2000, HealthPlan Services paid CBS $3.0 million in final contingent consideration. CENTRA was included in the October 26, 2000, sale of HealthPlan Services' self-funded business unit (see Note 4).

4.   Sale of Assets and Discontinued Operations

     On July 5, 2000, HealthPlan Services sold its unemployment compensation and its workers' compensation units for approximately $19.1 million cash.
HealthPlan Services' unemployment compensation business operated under the name R.E. Harrington, and its workers' compensation unit conducted business as Harrington Benefit Services Workers' Compensation Division. Both units were part of HealthPlan Services' acquisition of Columbus, Ohio-based Harrington Services Corporation in 1996. HealthPlan Services used the net cash proceeds from the sale to reduce its bank debt by $18.0 million. As a result of the transaction, HealthPlan Services recognized a pretax gain of $7.3 million.

     On September 15, 2000, HealthPlan Services sold its Ohio workers' compensation managed care organization unit for approximately $3.5 million cash. The unit was part of HealthPlan Services' acquisition of Columbus, Ohio-based Harrington Services Corporation in 1996. HealthPlan Services used the net cash proceeds from the sale to reduce its bank debt by $2.8 million. As a result of the transaction, HealthPlan Services recognized a pretax gain of $3.2 million.

     On October 26, 2000, HealthPlan Services sold its self-funded business unit for approximately $13.6 million, consisting of $12.1 million cash and the assumption of additional current liabilities in the amount of $1.5 million. The unit was headquartered in Columbus, Ohio and operated primarily under the names Harrington Benefit Services and CENTRA HealthPlan. HealthPlan Services used the net cash proceeds from the sale to reduce its bank debt by $8.7 million. As a result of the transaction, HealthPlan Services recognized a pretax loss of $52.5 million. HealthPlan Services settled contingencies during the fourth quarter of 2000 and recorded an additional loss of $4.8 million. HealthPlan Services does not believe that there are any additional material contingencies.

     HealthPlan Services has reclassified losses, net of taxes, on its unemployment compensation, workers' compensation, Ohio workers' compensation managed care organization, and self-funded business units as discontinued operations.

     Summarized operating results of the discontinued business units for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                                                          Year Ended December 31,
                                                                           2000                1999                1998
                                                                     --------------       --------------       -------------
Net revenues.....................................................    $       55,369       $       95,576       $      88,037

Income (loss) from discontinued operations before
  income tax expense (benefit)...................................             1,270               (3,125)             (5,326)
Income tax expense (benefit).....................................               936                 (544)             (1,402)
                                                                     --------------       --------------       -------------
Income (loss) from discontinued operations ......................               334               (2,581)             (3,924)
                                                                     --------------       --------------       -------------

Loss on sale of discontinued operations, including
  provision of $0.8 million for operating losses during
  phase-out period, before income tax expense....................           (42,741)                   -                   -
   Income tax benefit............................................            (3,408)                   -                   -
                                                                     --------------       --------------       -------------
Loss on sale of discontinued operations..........................    $      (39,333)      $            -       $           -
                                                                     --------------       --------------       -------------

5.   Concentration of Customers

     HealthPlan Services is party to a variety of contracts with insurance companies, managed care organizations, Taft-Hartley union benefit plans, and other health care provider customers located throughout the United States to provide third party marketing, administration, claims repricing and claims and data management services, and other value-added services. For the years ended December 31, 2000, 1999, and 1998, HealthPlan Services' two largest payors accounted for approximately 23.9% and 17.6%, 16.1% and 15.0%, and 12.6% and 12.2%, respectively, of total revenues.

6.   Intangible Assets

     On April 1, 2001, HealthPlan Services entered into a definitive agreement to sell its third party administration segment and managing general underwriter business unit (see Note 16). Based upon the consideration HealthPlan Services expects to receive at closing, HealthPlan Services' goodwill and contract rights related to the business units sold became impaired and HealthPlan Services recorded an $80.3 million charge for the impairment of intangible assets for the year ended December 31, 2000. This charge included $4.1 million of goodwill related to the 1998 acquisition of Montgomery Management Corporation, $49.0 million of goodwill related to the 1996 acquisition of Consolidated Group, Inc., $21.1 million of goodwill related to the 1996 acquisition of American Benefit Plan Administrators, Inc. which was a part of HealthPlan Services' acquisition of Harrington Services Corporation, $5.5 million of goodwill related to the 1994 acquisition of HealthPlan Services, Inc. from the Dun and Bradstreet Corporation, and $0.6 million of contract rights related to the purchase of contract rights related to blocks of business purchased for the small group business unit.

     Intangible assets resulting from the excess of cost over the fair value of the respective net assets acquired was as follows (in thousands):

                                                                                                December 31,
                                                                              ----------------------------------------------

                                                                                      2000                       1999
                                                                              --------------------        ------------------
     HealthPlan Services goodwill                                             $             23,088        $           32,841
     PlanVista goodwill                                                                     34,021                    34,021
     CENTRA goodwill                                                                             -                    20,001
     Montgomery Management goodwill                                                              -                     5,008
     Consolidated Group goodwill                                                                 -                    59,734
     Harrington goodwill                                                                         -                    66,705
     Third Party Claims Management goodwill                                                      -                       490
     Contract rights                                                                             -                     1,481
                                                                              --------------------        ------------------
                                                                                            57,109                   220,281
     Less: Accumulated amortization                                                        (11,337)                  (28,979)
                                                                              --------------------        ------------------
                                                                              $             45,772        $          191,302
                                                                              ====================        ==================

7.   Property and Equipment

     Property and equipment consists of the following (in thousands):

                                                                                              December 31,
                                                                             --------------------------------------------
                                                                                     2000                     1999
                                                                             -------------------        -----------------
   Furniture and fixtures                                                    $             6,164        $          10,290
   Computers and equipment                                                                13,001                   17,887
   Computer software                                                                      14,046                   26,371
   Leasehold improvements                                                                  2,196                    3,921
                                                                             -------------------        -----------------
                                                                                          35,407                   58,469
   Less: Accumulated depreciation                                                        (22,209)                 (30,665)
                                                                             -------------------        -----------------
                                                                             $            13,198        $          27,804
                                                                             ===================        =================

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

     The carrying value of capitalized software assets is regularly reviewed by HealthPlan Services, and a loss is recognized when the net realizable value falls below the unamortized cost. In the fourth quarter of 2000, HealthPlan Services wrote off $7.7 million of internally developed software connected with HealthPlan Services' third party administration segment that was previously capitalized. The charge related to client server technology and other functionality that was programmed for former customers. HealthPlan Services decided to abandon the client server technology and no longer provides administration that formed the basis of other programming.

8.   Investments

     Investments consist of the following (in thousands):

                                                                                               December 31,
                                                                             ----------------------------------------------

                                                                                     2000                      1999
                                                                             --------------------       -------------------
     Investments available for sale,
        at market (cost of $3,380 and $3,984)                                $              2,411       $             6,513
                                                                             ====================       ===================

     In December 1997, HealthPlan Services and Sykes Enterprises, Incorporated ("Sykes") formed Sykes HealthPlan Services, Inc. ("SHPS"). The new company was owned fifty percent (50%) by each of the founding companies and provided care management services, technology solutions, certain customer support services, and other outsourcing capabilities to the health care and insurance industries. HealthPlan Services invested $17.0 million in SHPS and guaranteed a line of credit of up to $37.5 million to fund the activities of SHPS. On September 11, 1998, HealthPlan Services sold its 50% interest in SHPS to Sykes for $30.6 million and recognized a gain on the sale of SHPS of $27.9 million. Additionally, HealthPlan Services was relieved of its obligations associated with SHPS' credit facility.

     HealthPlan Services accounted for its investment in SHPS under the equity method of accounting. HealthPlan Services recorded its 50% share in the loss incurred by SHPS, which was $11.8 million in 1998 on a pre tax basis. This loss was principally the result of a charge for the write-off of purchased research and development associated with SHPS' acquisitions.

     In May 1998, HealthPlan Services invested $5.8 million in a convertible note of HealthAxis.com, Inc. ("HealthAxis.com"), which was a wholly owned subsidiary of HealthAxis Inc. and received warrants to purchase 100,000 shares of HealthAxis Inc. stock. In October 1998, the note and accrued interest on the note were converted into 2,365,365 shares of HealthAxis.com.

     In February 1999, Provident Indemnity and HealthAxis Inc. asserted a demand against HealthPlan Services, and HealthPlan Services asserted claims against Provident Indemnity and HealthAxis Inc. Effective in March 1999, the parties agreed to resolve all claims connected with the demand and exchange mutual releases. In connection with the resolution, HealthPlan Services: agreed to continue providing administrative services to Provident Indemnity and Provident American Life and Health Insurance Company ("Provident American"), the latter of which is now owned by Ceres Group, Inc.: acquired the remaining 20% interest in Montgomery Management Corporation of which HealthPlan Services had acquired an 80% ownership in 1998; agreed to sell 1,415,000 shares of HealthAxis.com stock; exercised its warrants to purchase 100,000 shares of HealthAxis Inc. stock at $9.00 per share; and received a net cash consideration of $9.3 million. The agreement resulted in a pretax gain of $4.6 million. On December 31, 2000, HealthAxis Inc.'s shares closed at $1.44 per share of common stock. The remaining investment is recorded as available for sale with the unrealized holding gain reported in the equity section of the balance sheet in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     On January 29, 2001, HealthAxis Inc. and HealthAxis.com, Inc. announced a merger of the two companies effective January 26, 2001. HealthPlan Services will own 1,367,787 shares of the combined companies. In April 2001, HealthPlan Services sold 1,035,725 shares of HealthAxis Inc. stock and realized a net pretax gain on the sale of approximately $0.6 million.

     On January 8, 1996, HealthPlan Services entered into an agreement with Caredata.com, a provider of health care information, to purchase $2.0 million of Caredata.com preferred stock representing a 9% ownership interest and, in addition, to lend Caredata.com up to $10.0 million over four years in the form of debt for which HealthPlan Services would receive detachable warrants to purchase up to 432,101 shares of Caredata.com's common stock for $0.015 per share, based on the amount of debt actually acquired. On January 28, 1997, Caredata.com completed an initial public offering and satisfied the $6.9 million debt balance in accordance with the agreement. The remaining value of the warrants of approximately $0.5 million was accreted to income in the first quarter of 1997. Upon completion of the public offering, Caredata.com's preferred stock was converted to common stock. HealthPlan Services exercised its warrants in February of 1998 resulting in an ownership of 480,442 shares of common stock, which represented an approximate 11% ownership interest. The average cost was $5.48 per share. During 1998, HealthPlan Services sold 370,711 of its shares in Caredata.com and recorded a pretax gain on the sale of $5.2 million. During 2000, HealthPlan Services sold its remaining shares of Caredata.com and recorded a pretax gain on the sale of $0.3 million.

9.   Notes Payable and Credit Facilities

     On June 8, 2000, HealthPlan Services closed on its Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provided for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing June 30, 2000 and repayments of $500,000 were required each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. The revolving credit facility has a final maturity date of August 31, 2001. Interest rates vary from the higher of (a) the Prime Rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3%. The Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility, plus certain administrative fees and an annual commitment fee of .25% for letters of credit and unused commitments. HealthPlan Services capitalized approximately $1.4 million of bank fees relative to the Credit Agreement. Under the loan terms, HealthPlan Services must maintain certain financial covenants for revenue and EBITDA as defined in the Credit Agreement. HealthPlan Services is also restricted in capital expenditures and is subject to repayment with proceeds of certain future activities such as sale of certain assets and public offerings. As of December 31, 2000, the balance outstanding under the Credit Agreement was $60.9 million. During the year ended December 31, 2000, HealthPlan Services paid interest of $8.7 million and net principal of $29.1 million on the Credit Agreement. On June 29, 2000, September 12, 2000, September 19, 2000, October 19, 2000 and December 8, 2000, HealthPlan Services signed Limited Waivers and Consents related to the disposition of assets and certain payment and other covenant requirements.

     As of March 29, 2001, HealthPlan Services signed a First Amendment and Limited Waiver and Consent ("the Amendment") to our Credit Agreement. The Amendment will become effective upon the satisfaction of certain conditions, including the receipt of a consent from one of our small group carriers supporting the pending sale of our third party administration and managing general underwriter businesses. HealthPlan Services expects to obtain this consent prior to the closing of the sale. Under the terms of the Amendment, the commitment of banks which are signers to the Credit Agreement ("the Bank Group") on the revolving credit facility was frozen at the $14.9 million outstanding balance upon the signing of the Amendment, the repayments of $500,000 due on March 31, 2001 and April 30, 2001 were deferred and certain other repayments which had been previously deferred were waived, an additional repayment of $1.5 million is due on April 15, 2001, the monthly repayment was increased from $500,000 to $750,000 beginning on May 31, 2001, and the unpaid additional payment of $4.5 million due on July 31, 2001 was deferred to the maturity date.

     The Amendment requires certain prepayments upon the receipt of tax refunds, debt refinancing proceeds or the proceeds of new equity issuances and revises various other provisions relating to covenants and defined defaults. Additionally, the Amendment requires HealthPlan Services to retain the services of an investment banker by April 30 to assist HealthPlan Services with refinancing, and the Amendment also requires that in the event the third party administration business has not been sold or otherwise disposed of before May 30, HealthPlan Services must prepare and submit by June 6, 2001 for approval of the Lenders a detailed plan for the alternate disposition of such business.

     HealthPlan Services expects to have completed a refinancing of the Credit Agreement or to have obtained new financing before the maturity of the Credit Agreement on August 31, 2001. While HealthPlan Services expects to complete a refinancing of the Credit Agreement or to obtain new financing before the maturity of the Credit Agreement on August 31, 2001, there can be no assurance that HealthPlan Services will obtain the necessary financing commitments by that date. In order to facilitate this refinancing or replacement financing, HealthPlan Services expects to issue subordinated debt or equity.

     In June 2000, HealthPlan Services recorded an extraordinary loss on the restructure of the debt of $1.5 million ($1.0 million net of taxes) for fees capitalized under the previous facility. Subsequent to the closing on the new facility, HealthPlan Services used the proceeds from the sale of its unemployment compensation, workers' compensation, Ohio workers' compensation managed care organization, and self-funded units to reduce its debt by a total of $29.5 million (see Note 4).

     HealthPlan Services has additional notes of $5.2 million in the aggregate, of which $0.2 million is due within one year. The notes relate to a 1993 acquisition, the 1998 acquisition of CENTRA, and equipment purchases.

     HealthPlan Services has also entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in September and December 2001, effectively convert $40.0 million of variable debt under the Line of Credit to fixed rate debt at a weighted average rate of 6.18%. For the year ended December 31, 2000, HealthPlan Services received $0.1 million of interest from the swap agreements. HealthPlan Services considers the fixed rate and variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate their present fair market value.

     In conjunction with the acquisition of HealthPlan Services in 1994 by certain HealthPlan Services' officers and Noel Group, Inc., HealthPlan Services assumed a note payable to CG Insurance Services, Inc. (the "CAL/GROUP Note") of $1.3 million, which bears interest at 5% per annum. The note payable requires semi-annual principal payments in May and November of $71,000 to $80,000 through November 2008. Interest expense relating to the note payable was approximately $50,000 and $53,000 for the years ended December 31, 2000 and 1999, respectively.

     On May 18, 1998, HealthPlan Services assumed certain equipment notes as a result of prior agreements that had been executed by PlanVista ("PlanVista Equipment Notes"). The notes, which are secured primarily by furniture and telephone equipment, have interest rates ranging from 11.0% to 11.6%, with the final payment due in June 2002. The monthly payment on these notes is $13,000.

     In conjunction with the acquisition of CENTRA on June 16, 1998, HealthPlan Services issued $4.0 million in five year 5.75% notes convertible into approximately 180,000 shares of HealthPlan Services' stock. The notes require semi-annual payments of accrued interest which commenced in January 1999 and continue until the outstanding principal is paid in full. Unless earlier converted pursuant to the terms of the acquisition agreement, the outstanding principal shall be paid in June 2003. Interest expense relating to the note payable was $0.2 million for each of the years ended December 31, 2000 and 1999, respectively.

     The balances outstanding on the above debt instruments are as follows (in thousands):

                                                                                                December 31,
                                                                              ----------------------------------------------

                                                                                      2000                      1999
                                                                              --------------------      --------------------
      Line of Credit                                                          $             60,899      $             90,000
      CAL/GROUP Note                                                                           944                     1,022
      Harrington Equipment Notes                                                                 -                       496
      PlanVista Equipment Notes                                                                195                       319
      CENTRA Note                                                                            4,000                     4,000
                                                                              --------------------      --------------------
                                                                                            66,038                    95,837
      Less: current portion                                                                (61,133)                   (3,669)
                                                                              --------------------      --------------------
      Long-term debt                                                          $              4,905      $             92,168
                                                                              ====================      ====================

     Future minimum principal payments for all notes as of December 31, 2000 are as follows (in thousands):

      2001                                                                         61,133
      2002                                                                            158
      2003                                                                          4,113
      2004                                                                            126
      2005                                                                            132
      Thereafter                                                                      376
                                                                                ---------
                                                                                $  66,038
                                                                                =========

10.  Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                                                                           December 31,
                                                                           -------------------------------------------

                                                                                   2000                     1999
                                                                           ------------------       ------------------
   Sale of assets                                                          $            2,316       $                -
   Salaries and wages                                                                   5,622                    7,531
   Office closure costs                                                                 1,594                    1,933
   Interest                                                                               388                      564
   Accrued legal and regulatory                                                           251                      193
   State and local taxes                                                                  194                      121
   Severance                                                                                -                    1,463
   Adverse claims (see Note 12)                                                         2,310                    4,577
   PlanVista settlement                                                                 2,000                    4,000
   Care management outsource contract                                                     191                    3,014
   Other                                                                                3,042                    3,414
                                                                           ------------------       ------------------
                                                                           $           17,908       $           26,810
                                                                           ==================       ==================

     A director of HealthPlan Services also serves as Chairman and Chief Executive Officer of Automatic Data Processing, Inc. ("ADP"). ADP has provided payroll and shareholder distribution services for HealthPlan Services since 1995. During the years ended December 31, 2000, 1999, and 1998, HealthPlan Services compensated ADP for these services in the amounts of approximately $160,000, $240,000, and $195,000, respectively.

11.  Employee Benefit Plans

     Defined contribution plan

     HealthPlan Services has a defined contribution employee benefit plan established pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. HealthPlan Services matches one-third of employee contributions limited to 6% of the employee's salary. Under the provisions of the plan, participants' rights to employer contributions vest 40% after completion of three years of qualified service and increase by 20% for each additional year of qualified service completed thereafter. Expense in connection with these plans for the years ended December 31, 2000, 1999, and 1998 was approximately $0.7 million per year.

     Post-retirement benefit plan

     HealthPlan Services provides medical and term life insurance benefits to certain retired employees. HealthPlan Services funds the benefit costs on a current basis because there are no plan assets. HealthPlan Services incurred post-retirement benefit cost of $38,000, $28,000, and $36,000 for the years ended December 31, 2000, 1999, and 1998, respectively. At December 31, 2000 and 1999, accrued post-retirement liabilities of $1.3 million were included in the balance in other long-term liabilities. Actuarial assumptions used in calculating the obligation include a discount rate of 7.5% and a health care cost trend rate of 5% in 2001 and thereafter. A 1% increase in the health care cost trend rate would result in an additional obligation of $121,000 and additional service cost and interest cost of $16,000.

     Deferred compensation plan

     HealthPlan Services has a deferred compensation plan with two former officers. The deferred compensation, which together with accumulated interest is accrued but unfunded, is distributable in cash after retirement or termination of employment, and amounted to approximately $0.9 million at December 31, 2000 and 1999. Both participants began receiving such deferred amounts, together with interest at 12% annually, at age 65.

12.  Commitments And Contingencies

     Lease commitments

     HealthPlan Services rents office space and equipment under non-cancelable operating leases. Rental expense under the leases approximated $8.5 million (net of $0.6 million charged to adverse lease accruals), $8.7 million (net of $1.0 million charged to adverse lease accruals), and $9.3 million (net of $1.6 million charged to adverse lease accruals) for the years ended December 31, 2000, 1999, and 1998, respectively. Future minimum rental payments under these leases are as follows (in thousands):



   2001                                  $   7,627
   2002                                      5,857
   2003                                      4,696
   2004                                      4,280
   2005                                      1,851
   Thereafter                                  692
                                         ---------
                                         $  25,003
                                         =========

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

     In the third quarter of 1999, HealthPlan Services recorded $4.7 million and $1.0 million in pretax continuing operations and discontinued operations expense, respectively. This reserve reflected management's best estimate of the possible ultimate liability to HealthPlan Services as a result of, among other things, a claim exceeding $7.0 million asserted by a customer, as well as unquantified claims asserted by two customers and seven insurance brokers, and the failure of mediation efforts with a customer that had previously asserted a claim exceeding $2.0 million. The customers alleged breach of contract and related claims, and the brokers alleged loss of profits due to small group business declines. The balance in this reserve at December 31, 2000, was $2.3 million. The reserve is reviewed and adjusted quarterly.

     In January 1997, HealthPlan Services' subsidiary HealthPlan Services, Inc. ("HPS") began providing marketing and administrative services for health plans of TMG Life Insurance Company (now known as Clarica Life Insurance Company), with Connecticut General Life Insurance Company ("CIGNA Re") acting as the reinsurer. In January 1999, insureds under this coverage were notified that coverage would be canceled beginning in July 1999. Substantially all coverage under these policies terminated on or before December 31, 2000.

     In July 1999, Clarica asserted a demand against HPS for claims in excess of $7.0 million for breach of contract and related claims, and HPS asserted breach of contract and various other claims against Clarica. A reserve for these claims was included in the reserve that HealthPlan Services established in the third quarter of 1999. In April 2000, Clarica and CIGNA Re jointly submitted a demand for consolidated arbitration in connection with these claims and claims submitted by CIGNA Re for approximately $6.0 million. The demand for arbitration was subsequently withdrawn, without prejudice to refile separate demands. On April 28, 2000, HPS filed a claim against CIGNA Re in the Circuit Court for Hillsborough County, Florida. The claim alleges that CIGNA Re breached its duty of good faith and fair dealing in connection with the performance of its agreement with HPS. CIGNA Re removed the proceeding to the United States District Court for the Middle District of Florida. Subsequently, HPS and CIGNA Re agreed that the claim was subject to arbitration, and on August 17, 2000, the court entered an order staying the case, pending arbitration. On or around October 23, 2000, HPS settled the dispute with Clarica in consideration for HPS's payment of $400,000. CIGNA Re commenced an arbitration proceeding on September 15, 2000, reasserting the claims first brought by the joint arbitration demand described above. The arbitration date has not yet been set.

     On April 17, 2000, Admiral Insurance Company ("Admiral"), HealthPlan Services' errors and omissions carrier, filed a complaint for declaratory judgment in the United States District Court for the Middle District of Florida, naming HPS, Clarica, and CIGNA Re as defendants. The action seeks a declaration that HPS's alleged breaches of its agreements with CIGNA Re and Clarica are not covered under the terms of HealthPlan Services' policy with Admiral. On May 1, 2000, HPS filed its answer to Admiral's complaint, denying that Admiral is entitled to relief and asserting various defenses. In July 2000, citing the withdrawal of the CIGNA Re and Clarica consolidated arbitration demand, Admiral filed a motion to place the action in administrative suspension, pending the resubmission of an arbitration demand by CIGNA Re or Clarica. The District Court granted Admiral's motion on July 26, 2000. The case was reactivated on October 25, 2000, due to the Clarica settlement and commencement of the CIGNA Re arbitration. Based on our recent discussions with Admiral, HealthPlan Services expects that Admiral will acknowledge its obligation to indemnify HPS.

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

13.    Income Taxes

       The provision for income taxes is as follows (in thousands):

                                        For the Year Ended December 31,
                               ---------------------------------------------

                                   2000            1999            1998
                               ------------    -------------   -------------
Current
  Federal                      $        198    $       2,345   $       4,999
  State                                  29              346             735
                               ------------    -------------   -------------
                                        227            2,691           5,734
                               ------------    -------------   -------------
Deferred
  Federal                           (23,089)              (3)          3,669
  State                              (3,395)              (1)            683
                               ------------    -------------   -------------
                                    (26,484)              (4)          4,352
                               ------------    -------------   -------------
(Benefit) provision for
income taxes                   $    (26,257)   $       2,687   $      10,086
                               ============    =============   =============

     The components of deferred taxes recognized in the accompanying financial statements are as follows (in thousands):

                                                                     December 31,
                                                             --------------------------
                                                                2000           1999
                                                             ----------    ------------
Deferred tax asset - current
  Accrued expenses not currently deductible                  $     3,523   $       4,532
                                                             ===========   =============

Deferred tax asset (liability) - non-current
  Deferred compensation                                      $       453   $         480
  Post-retirement benefits                                           497             489
  Depreciation                                                       619          (5,471)
  Intangibles                                                     24,061           2,639
  Equity in loss of joint venture                                    (93)            (93)
  Unrealized (gain) loss on investments available for sale           358            (936)
                                                             -----------   -------------
                                                             $    25,895   $      (2,892)
                                                             ===========   =============

     The deferred tax asset resulting from intangibles relates to certain intangible assets acquired by HealthPlan Services that are amortizable for tax purposes.

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance is considered necessary at December 31, 2000 and 1999, based on HealthPlan Services' expectations of future taxable income.

     The provision for income taxes varies from the federal statutory income tax rates due to the following:

                                                      2000        1999        1998
                                                   -----------  ----------  ----------
Federal statutory rate applied to pre tax income        34.0 %      34.0 %      34.0 %
State income taxes net of federal tax benefit            5.0 %       5.0 %       5.0 %
Non-deductible goodwill amortization                    (9.6)%      43.5 %       6.8 %
Other non-deductible items                              (0.4)%       3.5 %       3.4 %
                                                   -----------  ----------  ----------

Effective tax rate                                      29.0 %      86.0 %      49.2 %
                                                   ===========  ==========  ==========

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

                                                           Net (Loss) Income
                                                            Attributable to                                    Per Share
                                                              Common Stock                Shares                 Amount
                                                         --------------------       -------------------     -----------------
2000
Earnings per share of common stock-basic                 $           (104,477)                   13,679      $          (7.64)
Effect of dilutive securities:                                              -                         -                     -
                                                         --------------------       -------------------      ----------------
Earnings per share of common stock--
 assuming dilution (1)                                   $           (104,477)                   13,679      $          (7.64)
                                                         ====================       ===================      ================

1999
Earnings per share of common stock-basic                 $                104                    13,742      $           0.01
Effect of dilutive securities:
   CENTRA convertible notes                                                 -                       180                     -
                                                         --------------------       -------------------      ----------------
Earnings per share of common stock--
 assuming dilution                                       $                104                    13,922      $           0.01
                                                         ====================       ===================      ================

1998
Earnings per share of common stock-basic                 $              9,698                    14,353      $           0.68
Effect of dilutive securities:
   Stock options                                                                                     51                     -
   CENTRA convertible notes                                                                         180                 (0.01)
                                                         --------------------       -------------------      ----------------
Earnings per share of common stock--
 assuming dilution                                       $              9,698                    14,584      $           0.67
                                                         ====================       ===================      ================

       (1) 197,495 and 180,000 of stock options and CENTRA convertible notes, respectively, are not included in the calculation due to their antidilutive nature.

15.    Stock Option Plans and Employee Stock Purchase Plan

       Stock option plans

       HealthPlan Services' stock option plans authorize the granting of both incentive and non-incentive stock options for a total of 2,710,000 shares of Common Stock to key executives, management, consultants, and, with respect to 360,000 shares, to directors. Under the plans, all options have been granted at prices not less than market value on the date of grant. Certain non-qualified incentive stock options may be granted at less than market value.

       Options generally vest over a four-year period from the date of grant, with 20% of the options becoming exercisable on the date of the grant and 20% becoming exercisable on each of the next four anniversaries of the date of the grant.

     A summary of option transactions during each of the three years ended December 31, 2000 is shown below:

                                                      Number         Weighted
                                                        of            Average
                                                      Shares       Option Price
                                                   ------------   --------------

Under option, December 31, 1997
  (711,200 exercisable)                               1,968,100           19.17
  Granted                                               203,000           11.84
  Exercised                                            (123,500)          17.87
  Canceled                                             (287,100)          20.31
                                                    -----------

Under option, December 31, 1998
  (922,800 exercisable)                               1,760,500           18.23
  Granted                                               551,000           10.45
  Exercised                                                   -               -
  Canceled                                             (346,050)          15.75
                                                    -----------

Under option, December 31, 1999                       1,965,450
(1,247,000 exercisable)
  Granted                                               836,000            2.62
  Exercised                                              (1,100)           2.50
  Canceled                                           (1,084,050)          15.23
                                                    -----------

Under option, December 31, 2000                       1,716,300
  (915,906 exercisable)

     There were 993,700 and 624,550 shares available for the granting of options at December 31, 2000 and 1999, respectively.

     The following table summarizes the stock options outstanding at December 31, 2000:

          Range                   Number            Weighted Average         Weighted
           of                 Outstanding at            Remaining             Average
     Exercise Prices         December 31, 2000       Contractual Life      Exercise Price
   -------------------      -------------------     ------------------    ----------------
    $ 2.13  -  $ 8.69            827,900                9 years              $ 3.40
     11.00  -   26.00            888,400                6 years               17.26

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

                                                Year Ended December 31,
                                         -------------------------------------

                                           2000          1999           1998
                                         --------      --------       --------

Net income (loss) attributable to
common stock (in thousands):
    As reported                          $(104,477)    $    104       $  9,698
    Pro forma                             (105,352)        (223)         8,528
                                         =========     ========       ========
Net income (loss) per share:
    Basic as reported                    $   (7.64)    $   0.01       $   0.68
    Basic pro forma                          (7.70)       (0.02)          0.59
    Diluted as reported                  $   (7.64)    $   0.01       $   0.67
    Diluted pro forma                        (7.70)       (0.02)          0.59


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable year: dividend yield of 0.00%, 0.00%, and 4.78% for the years ended December 31, 2000, 1999, and 1998, respectively; expected volatility of 30% for each of the years ended December 31, 2000, 1999, and 1998; risk-free interest rates of 6.38% to 6.47% for options granted during the year ended December 31, 2000, 6.47% to 6.53% for options granted during the year ended December 31, 1999, and 4.15% to 5.62% for options granted during the year ended December 31, 1998, and a weighted average expected option term of four years for all three years.

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

     HealthPlan Services sold 12,708 shares in 2000, 16,143 shares in 1999, and 12,662 shares in 1998 to employees under the Employee Plan.

16.  Subsequent Events

     On April 1, 2001, HealthPlan Services entered into a definitive agreement to sell its third party administration segment and its managing general underwriter business to an affiliate of Sun Capital Partners, Inc., a Boca Raton, Florida-based merchant banking firm focused on leveraged buyouts, for approximately $30.0 million. The third party administration business includes HealthPlan Services' small group operations based in Tampa, Florida, as well as the Taft-Hartley businesses that operate through the American Benefit Plan Administrators, Inc. and Southern Nevada Administrators, Inc. subsidiaries based in El Monte, California, and Las Vegas, Nevada, respectively. The managing general underwriter business is Philadelphia-based Montgomery Management Corporation, which is part of the PlanVista Solutions segment. In connection with this non-cash transaction, Sun Capital Partners, Inc. will be assuming up to $40.0 million in working capital deficit connected with the acquired businesses and holding a long-term subordinated note from HealthPlan Services of up to $10.0 million. The transaction is expected to close within between 30 and 60 days, subject to normal and customary closing conditions, completion of due diligence, financing, and the approval of HealthPlan Services' lenders.

17.  Segment analysis

     Effective for the fourth quarter of 2000, HealthPlan Services began disclosing segment information in accordance with Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of Enterprise and Related information." SFAS 131 designates the internal organization that is used by management for making operation decisions and addressing performance as the source of determining HealthPlan Services' reportable segments. HealthPlan Services' PlanVista Solutions segment includes its preferred provider organization of the same name, which is the bulk of the segment. HealthPlan Services' third party administration segment includes its small group and Taft-Hartley businesses. HealthPlan Services' corporate overhead segment includes all of its accounting and finance related functions.

     HealthPlan Services only generates segment information on the operating statement functional basis at the net revenue and operating income including corporate overhead line items only, and as such, additional operating statement and asset information by segment is not disclosed.

     Information concerning operations in these segments of business is as follows:

                                            PlanVista            Third Party          Corporate
                                            Solutions           Administration        Overhead                Total
                                           -----------         ----------------      -----------             -------
2000
  Revenues net of agent
    commissions..........................   $ 29,458               $  88,274          $       -              $ 117,732
  Operating income.......................     13,374                  13,756             (6,796)                20,334
1999
  Revenues net of agent
    commissions..........................     21,005                 104,904                 15                125,924
  Operating income.......................      8,515                  21,411             (9,284)                20,642
1998
  Revenues net of agent
    commissions..........................     11,327                 121,427                  6                132,760
  Operating income.......................   $  1,550               $  29,000          $  (8,305)             $  22,245

     HealthPlan Services recognizes segment operating income as net revenues less recurring operating expenses before interest, depreciation and amortization, and taxes.

18. Quarterly Financial Information (unaudited; in thousands except per share data)

     The following quarterly statements have been restated to give effect of the discontinued operations and the impact of SAB 101.

                                                        Fourth              Third          Second        First
                                                       Quarter (1)         Quarter       Quarter (2)    Quarter (3)
                                                         -------           -------       -----------    -----------
Year ended December 31, 2000
    Revenues                                           $ 39,749            $41,322         $43,165      $42,360
    (Loss) income from continuing operations
        before minority interest, discontinued
        operations, loss on sale of assets,
        extraordinary item, and cumulative effect
        of change in accounting principle               (62,683)               872          (1,563)        (892)
    Basic (loss)  earnings from continuing
       operations per common share                     $  (4.58)           $  0.06         $ (0.11)     $ (0.07)
    Diluted (loss) earnings from continuing
        operations per common share                    $  (4.58)           $  0.06         $ (0.11)     $ (0.07)

                                                         Fourth             Third          Second        First
                                                         Quarter         Quarter (4)     Quarter (5)    Quarter
                                                         -------         -----------     -----------    -------
Year ended December 31, 1999
    Revenues                                             $42,474           $42,008         $47,014      $49,450
    (Loss) income from continuing operations
        before minority interest, discontinued
        operations, loss on sale of assets,
        extraordinary item, and cumulative effect
        of change in accounting principle                    611            (2,239)          3,249          755
    Basic earnings (loss) from continuing
        operations per common share                      $  0.04           $ (0.16)        $  0.24      $  0.05
    Diluted earnings (loss) from continuing
        operations per common share                      $  0.04           $ (0.16)        $  0.23      $  0.05

     (1) Loss fluctuation due to $7.7 million pretax write-off of internally developed software and $80.3 million goodwill impairment charge.
     (2) Loss fluctuation due to $1.1 million pretax costs related to terminated merger with UICI.
     (3)  Loss fluctuation due to $0.8 million pretax restructure charge.
     (4)  Loss fluctuation due to $4.7 million pretax adverse claim charge.
     (5) Gain fluctuation due to $3.6 million pretax gain on sale of investments net of $0.9 million pretax restructure charge.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
and Shareholders of
HealthPlan Services Corporation

Our audits of the consolidated financial statements referred to in our report dated April 5, 2001 appearing on page F-1 of this Form 10-K of HealthPlan Services Corporation also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Tampa, Florida
April 5, 2001

                       HEALTHPLAN SERVICES CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                        --------------------------------
                                            Beginning      Bad Debt           Revenue                             Ending
Description                                 Balance        Expense           Reversals        Deductions (1)     Balance
--------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
     December 31, 2000                        3,211          1,199               425              1,535            3,300

Allowance for Doubtful Accounts
     December 31, 1999                        1,689          2,146             1,081              1,705            3,211

Allowance for Doubtful Accounts
     December 31, 1999                          150          2,429               809              1,699            1,689

(1)  Reflects direct write-off of accounts.

                               Index to Exhibits
                               -----------------

Exhibit No:      Description
-----------      -----------

   2.12 Asset Purchase Agreement effective July 5, 2000, by and between HealthPlan Services, Inc. and Sheakley-Uniservice, Inc.

   2.13 Asset Purchase Agreement dated as of August 28, 2000, by and between Trewit, Inc., HealthPlan Services, Inc., Montgomery Management Corporation, and HealthPlan Services Corporation; Amendment to Asset Purchase Agreement effective as of October 25, 2000, by and between HealthPlan Services, Inc., Montgomery Management Corporation, HealthPlan Services Corporation, Trewit, Inc., and Harrington Benefit Services, Inc.; Post-Closing Amendment to Asset Purchase Agreement and Escrow Agreement dated as of January 12, 2001, by and between HealthPlan Services, Inc., HealthPlan Services Corporation, Trewit, Inc., and Harrington Benefit Services, Inc., and for purposes of the Escrow Agreement Amendment, Wells Fargo Bank Minnesota.

   2.14 Asset Purchase Agreement dated September 15, 2000, by and among ProHealth, Inc., Sheakley Unicomp, Inc., and HealthPlan Services, Inc.

   2.15 Stock Purchase Agreement dated as of April 1, 2001, by and between HealthPlan Holdings, Inc. and HealthPlan Services Corporation.

   10.6 1995 HealthPlan Services Corporation Directors Stock Option Plan (compensatory plan) (incorporated by reference to Exhibit
                 10.10 to the HealthPlan Services Corporation Form S-1 Registration Statement #33-90472, filed on May 18, 1995); Amendment adopted as of October 10, 2000.

   10.23 Administration Services Agreement dated as of July 29, 1999, by and between United Benefit Life Insurance Company and HealthPlan Services, Inc.

   10.24 Employment and Noncompetition Agreement dated as of June 1, 2000, by and between HealthPlan Services Corporation and Phillip S. Dingle, including Amendment thereto dated January 30, 2001.

   10.25 Agreement dated January 6, 2001, between HealthPlan Services Corporation, Tatum CFO Partners, LLP, and Reid Johnson.

Exhibit No:      Description
-----------      -----------


   21.1          Subsidiaries of the registrant.

   23.1          Consent of PricewaterhouseCoopers LLP.