Form 10-K405/A
period 2000-12-31
PLANVISTA CORP
filed 2001-04-20
CIK 942319

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10-K/A
                               (Amendment No. 1)
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                          Commission File No. 1-13772



                                  Plan Vista
                                  Corporation
                  (formerly HealthPlan Services Corporation)

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

Confidential treatment has been requested for portions of this exhibit. The copy filed herewith omits the information subject to the confidentiality request. Omissions are designated as [XXXXXX]. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

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

          (d) Second Amended and Restated Credit Agreement dated as of June 8, 2000, by and among HealthPlan Services Corporation, First Union National Bank, and other lenders named therein; Security and Second Amended and Restated Pledge Agreement dated as of June 8,
p               2000, by and among HealthPlan Services Corporation and its subsidiaries named therein, and First Union National Bank; Limited Waiver and Consent dated as of June 29, 2000; Limited Waiver and Consent dated as of September 12, 2000; Limited Waiver and Consent dated as of September 19, 2000; Limited Waiver dated as of September 19, 2000; Limited Waiver and Consent dated as of October 19, 2000; Limited Waiver dated as of December 8, 2000; First Amendment and Limited Waiver and Consent dated as of March 29, 2001.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, HealthPlan Services Corporation has duly caused this Annual Report on Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on the 20th day of April, 2001.

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

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William L. Bennett, James K. Murray, Jr., and Joseph S. DiMartino his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him or her in his or her name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K/A Amendment No. 1, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A Amendment No. 1 has been signed by the following persons in the capacities and on the dates indicated.

Signature                     Title                               Date
---------                     -----                               ----


                              Chairman of the Board
------------------------
    James K. Murray, Jr.

/s/ William L. Bennett*       Vice Chairman of the Board          April 20, 2001
------------------------
    William L. Bennett

Signature                     Title                               Date
---------                     -----                               ----

/s/ Joseph A. Califano, Jr.*  Director                            April 20, 2001
--------------------------
    Joseph A. Califano, Jr.

/s/ Joseph S. DiMartino       Director                            April 20, 2001
-------------------------
    Joseph S. DiMartino

                              Director
---------------------------
    Vincent D. Farrell, Jr.

/s/ John R. Gunn*             Director                            April 20, 2001
----------------
    John R. Gunn

/s/ Nancy M. Kane*            Director                            April 20, 2001
-----------------
    Nancy M. Kane

/s/ James G. Niven*           Director                            April 20, 2001
------------------
    James G. Niven

/s/ John D. Race*             Director                            April 20, 2001
----------------
    John D. Race

/s/ Arthur F. Weinbach*       Director                            April 20, 2001
----------------------
    Arthur F. Weinbach

 /s/ Joseph S. DiMartino
------------------------
   *Attorney-In-Fact

                            INDEX TO EXHIBITS



10.12    (d)  Second Amended and Restated Credit Agreement dated as of June 8,
              2000, by and among HealthPlan Services Corporation, First Union National Bank, and other lenders named therein; Security and Second Amended and Restated Pledge Agreement dated as of June 8, 2000, by and among HealthPlan Services Corporation and its subsidiaries named therein, and First Union National Bank; Limited Waiver and Consent dated as of June 29, 2000; Limited Waiver and Consent dated as of September 12, 2000; Limited Waiver and Consent dated as of September 19, 2000; Limited Waiver dated as of September 19, 2000; Limited Waiver and Consent dated as of October 19, 2000; Limited Waiver dated as of December 8, 2000; First Amendment and Limited Waiver and Consent dated as of March 29, 2001. FM MENU