Form 10-Q
period 2001-03-31
PLANVISTA CORP
filed 2001-05-11
CIK 942319

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                 to

                           COMMISSION FILE NO. 1-13772


                              PLANVISTA CORPORATION
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

                         HEALTHPLAN SERVICES CORPORATION
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

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

Total number of shares of Common Stock outstanding as of May 3, 2001.

Common Stock ......................................................   13,719,861

                              PLANVISTA CORPORATION

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                    ------------

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Balance Sheets
             March 31, 2001 and December 31, 2000 .....................   2

             Condensed Consolidated Statements of Operations
             Three Months Ended March 31, 2001 and 2000 ...............   3

             Condensed Consolidated Statement of Changes in
             Stockholders' Equity (Deficit) Three Months Ended
             March 31, 2001 ...........................................   4

             Condensed Consolidated Statement of Cash Flows
             Three Months Ended March 31, 2001 and 2000 ...............   5

             Notes to Condensed Consolidated Financial Statements .....   6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations ............  11

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk ........................................  14


PART II - OTHER INFORMATION                                              15

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                              PLANVISTA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                          MARCH 31,     DECEMBER 31,
                                                                               2001            2000
                                                                          ---------     -----------
                                                                         (UNAUDITED)
                                   ASSETS

Current assets:
  Cash and cash equivalents ........................................      $      --       $     482
  Accounts receivable, net .........................................         12,979          14,671
  Prepaid expenses and other current assets ........................          2,969           2,943
  Refundable income taxes ..........................................          2,717           2,251
  Deferred taxes ...................................................          3,523           3,523
                                                                          ---------       ---------
          Total current assets .....................................         22,188          23,870
Property and equipment, net ........................................         12,617          13,198
Other assets, net ..................................................          5,373           4,584
Deferred taxes .....................................................         26,329          25,895
Investments ........................................................          1,239           2,411
Intangible assets, net .............................................         45,227          45,772
                                                                          ---------       ---------
          Total assets .............................................      $ 112,973       $ 115,730
                                                                          =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Cash overdraft ...................................................      $   2,097       $      --
  Accounts payable .................................................          3,531           2,270
  Premiums payable to carriers .....................................         46,650          43,523
  Commissions payable ..............................................          2,976           3,151
  Deferred revenue .................................................          1,009             744
  Accrued liabilities ..............................................         11,887          17,908
  Current portion of long-term debt payable ........................         59,151          61,133
                                                                          ---------       ---------
          Total current liabilities ................................        127,301         128,729
Notes payable ......................................................          4,868           4,905
Other long-term liabilities ........................................          2,415           2,436
                                                                          ---------       ---------
          Total liabilities ........................................        134,584         136,070
                                                                          ---------       ---------

Stockholders' equity (deficit):
   Common stock, $0.01 par value, 100,000,000 shares
     authorized, 15,235,921 issued at March 31, 2001 and,
     15,205,984 at December 31, 2000 ...............................            152             152
   Additional paid-in capital ......................................        110,543         110,417
   Treasury  stock  at  cost,  1,519,400 shares
     at March 31,2001 and December 31, 2000 ........................        (30,006)        (30,006)
   Retained deficit ................................................       (100,952)       (100,293)
   Unrealized depreciation on investments
     available for sale,  net of tax ...............................         (1,348)           (610)
                                                                          ---------       ---------
          Total stockholders' deficit ..............................        (21,611)        (20,340)
                                                                          ---------       ---------
          Total liabilities and stockholders' equity ...............      $ 112,973       $ 115,730
                                                                          =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              PLANVISTA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------------
                                                                       2001           2000
                                                                   --------       --------
Operating revenues ..........................................      $  7,983       $  6,154
                                                                   --------       --------

Expenses:
  Agent commissions .........................................           105             60
  Personnel expenses ........................................         2,357          2,219
  General and administrative ................................         2,744          2,025
  Other expenses ............................................           284             --
  Gain on sale of investments, net ..........................            --           (285)
  Depreciation and amortization .............................         1,108            894
  Interest expense ..........................................         1,891          2,291
  Interest income ...........................................           (74)           (50)
                                                                   --------       --------
          Total expenses ....................................         8,415          7,154
                                                                   --------       --------

Loss before benefit for income taxes, discontinued
  operations, and cumulative effect of
  change in accounting principle ............................          (432)        (1,000)
Benefit for income taxes ....................................          (164)          (400)
                                                                   --------       --------
Loss before discontinued operations and cumulative
  effect of change in accounting principle ..................          (268)          (600)
(Loss) income from discontinued operations, net of taxes ....          (344)           395
Cumulative effect of change in accounting principle,
     net of taxes ...........................................           (47)            --
                                                                   --------       --------
Net loss ....................................................      $   (659)      $   (205)
                                                                   ========       ========

Basic and diluted loss per share of Common Stock:
  Loss from continuing operations ...........................      $  (0.02)      $  (0.04)
  (Loss) earnings from discontinued operations ..............         (0.03)          0.03
  Cumulative effect of change in accounting principle .......            --             --
                                                                   --------       --------
  Net loss ..................................................      $  (0.05)      $  (0.01)
                                                                   ========       ========
Basic and diluted weighted average
  number of shares outstanding ..............................        13,702         13,673
                                                                   ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              PLANVISTA CORPORATION

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                         UNREALIZED
                                                                                                        DEPRECIATION
                                                                                                             ON
                                                  VOTING     ADDITIONAL                                  INVESTMENTS
                                                  COMMON       PAID-IN      TREASURY       RETAINED       AVAILABLE
                                                  STOCK        CAPITAL        STOCK         DEFICIT        FOR SALE        TOTAL
                                                ---------     ---------     ---------      ---------      ---------      ---------
Balance at December 31, 2000 ...............    $     152     $ 110,417     $ (30,006)     $(100,293)     $    (610)     $ (20,340)

Issuance of 8,725 shares in connection
    with the directors' compensation
    plan (unaudited) .......................           --            57            --             --             --             57
Issuance of 1,112 shares in connection
    with the employee stock purchase
    plan (unaudited) .......................           --             9            --             --             --              9
Issuance of 20,100 shares in connection
    with stock option
    plans (unaudited) ......................           --            60            --             --             --             60
Net loss (unaudited) .......................           --            --            --           (659)            --           (659)
Unrealized depreciation on investment
   available for sale (unaudited) ..........           --            --            --             --           (738)          (738)
                                                ---------     ---------     ---------      ---------      ---------      ---------
Balance at March 31, 2001 (unaudited) ......    $     152     $ 110,543     $ (30,006)     $(100,952)     $  (1,348)     $ (21,611)
                                                =========     =========     =========      =========      =========      =========

                              PLANVISTA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                  ------------------------------------
                                                                                            2001          2000
                                                                                         -------       -------
Cash flows from operating activities:
   Net loss .......................................................................      $  (659)      $  (205)

Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation ...................................................................          948         1,510
   Amortization ...................................................................          920         2,379
   Gain on sale of investments ....................................................           --          (285)
   Deferred taxes .................................................................           --           845
Changes in assets and liabilities:
   Accounts receivable ............................................................        1,693           (23)
   Prepaid expenses and other current assets ......................................          (26)          (25)
   Other assets ...................................................................       (1,165)          656
   Accounts payable ...............................................................        1,262          (316)
   Premiums payable to carriers ...................................................        3,126         2,029
   Commissions payable ............................................................         (174)         (454)
   Deferred revenue ...............................................................          265           375
   Accrued liabilities ............................................................       (5,966)       (2,342)
   Income taxes payable ...........................................................         (466)         (529)
                                                                                         -------       -------
          Net cash (used in) provided by operating activities .....................         (242)        3,615
                                                                                         -------       -------
Cash flows from investing activities:
   Purchases of property and equipment ............................................         (366)       (1,788)
   Proceeds from sale of investments ..............................................           --           738
                                                                                         -------       -------
          Net cash used in investing activities ...................................         (366)       (1,050)
                                                                                         -------       -------
Cash flows from financing activities:
   Net (payments) borrowing under line of credit ..................................       (1,986)        5,000
   Net payments on other debt .....................................................          (54)         (125)
   Cash overdraft .................................................................        2,097        (1,188)
   Proceeds from Common Stock issued ..............................................           69            --
                                                                                         -------       -------
          Net cash provided by financing activities ...............................          126         3,687
                                                                                         -------       -------
Net (decrease) increase in cash and cash equivalents ..............................         (482)        6,252
Cash and cash equivalents at beginning of period ..................................          482            --
                                                                                         -------       -------
Cash and cash equivalents at end of period ........................................      $    --       $ 6,252
                                                                                         =======       =======
Supplemental disclosure of cash flow information:
   Cash paid for interest .........................................................      $ 2,168       $ 2,069
                                                                                         =======       =======
   Net cash paid (refunds received) for income taxes ..............................      $   136       $  (862)
                                                                                         =======       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              PLANVISTA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

1.   DESCRIPTION OF BUSINESS AND ORGANIZATION

       PlanVista Corporation, formerly known as HealthPlan Services Corporation, (together with its direct and indirect wholly owned subsidiaries, "PlanVista") is a leading managed health care services company that provides medical cost containment and third party administration services for health care payers and providers in the United States. PlanVista's medical cost containment segment, known as PlanVista Solutions, provides integrated network access, electronic claims repricing, and claims and data management services to health care payers and provider networks. The PlanVista Solutions segment also includes PlanVista's managing general underwriter business. PlanVista's third party administration segment, which is operated primarily through its HealthPlan Services, Inc. ("HPS"), American Benefit Plan Administrators, Inc., and Southern Nevada Administrators, Inc. subsidiaries, provides marketing, distribution, administration, and technology platform services for health care plans and other benefit programs (see Note 7). PlanVista functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

2.   SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

         The interim financial data is unaudited and should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the PlanVista Corporation 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 11, 2001.

         In the opinion of Management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

         The Consolidated Financial Statements include the accounts of PlanVista Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

    RECLASSIFICATIONS

         PlanVista has reclassified the business units sold in 2000 as discontinued operations on the Statement of Operations. Those units were its unemployment compensation, workers' compensation, workers' compensation managed care organization, and self-funded businesses. PlanVista has also reclassified its third party administration and managing general underwriter businesses as discontinued operations on the Statement of Operations. On April 1, 2001, PlanVista entered into a definitive agreement to sell these businesses (see Note
7).

         Certain prior year amounts have been reclassified to conform with the current year's presentation. These amounts do not have a material impact on the financial statements taken as a whole.

    RESTRUCTURE CHARGES

         During the first quarter of 2001, PlanVista recorded a total of $0.5 million in restructuring costs reflecting a reduction in its Tampa, Florida workforce related to its small group business. The costs reflect a reduction of approximately 40 employees in management and claims administration. Because these costs related to PlanVista's third party administration business, they have been classified as discontinued operations in the Condensed Consolidated Statement of Operations. At March 31, 2001, a balance of $0.5 million remained to be paid for severance costs.

         During the first quarter of 2000, PlanVista recorded a total of $0.8 million in restructuring costs for the closure of a facility in Merrimack, New Hampshire and other reductions in PlanVista's workforce. The costs reflected employee and lease terminations. PlanVista terminated 75 employees in management and claims administration. Because these costs related to PlanVista's small group business, they have been classified as discontinued operations in the Condensed Consolidated Statement of Operations. During the fourth quarter of 2000, PlanVista recorded a total of $1.4 million in restructuring costs for unused space in PlanVista's Tampa, Florida headquarters and Honolulu, Hawaii office. The restructure reflects the termination of 27 employees in claims administration. At March 31, 2001, a balance of $1.3 million remained to be paid related to lease payments on unused space.

         A summary of restructure charges is as follows (in thousands):

                                                          ORIGINAL CHARGE
                                                        2001          2000
                                                       -------       -------
Severance and related costs                            $   542       $   756
Office closure costs                                        --         1,394
                                                       -------       -------
  Restructure charge                                       542         2,150
Amounts paid - 2000                                                     (556)
Amounts paid - 2001                                        (54)         (329)
                                                                     -------
Remaining liability - December 31, 2000                              $ 1,594
                                                       -------       =======
Remaining liability - March 31, 2001                   $   488       $ 1,265
                                                       =======       =======

    DERIVATIVE FINANCIAL INSTRUMENTS

         Derivative financial instruments including interest rate swaps are used by PlanVista principally in the management of its interest rate exposures. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense.

         PlanVista has entered into two separate interest rate swap agreements as a hedge against interest rate exposure. The agreements, which expire in 2001, effectively convert $40.0 million of variable debt to fixed rate debt at a weighted average rate of 6.18%.

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." PlanVista adopted SFAS 133 in the first quarter of 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. During the three months ended March 31, 2001, PlanVista recorded a pretax change in the market value of the interest rate swaps from December 31, 2000 of $0.3 million. It also recorded a $47,000 expense, net of taxes, as a cumulative effect of change in accounting principle representing the fair value of the interest rate swaps at January 1, 2001.

3.   NOTES PAYABLE AND CREDIT FACILITY

         On June 8, 2000, PlanVista closed on its Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provided for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing June 30, 2000 and repayments of $500,000 were required each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. The revolving credit facility has a final maturity date of August 31, 2001. Interest rates vary from the higher of (a) the Prime Rate or
(b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3%. The Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility, plus certain administrative fees and an annual commitment fee of
 .25% for letters of credit and unused commitments. PlanVista capitalized approximately $1.4 million of bank fees related to the Credit Agreement. Under the loan terms, PlanVista must maintain certain financial covenants for revenue and EBITDA as defined in the Credit Agreement. PlanVista is also restricted in capital expenditures and is subject to repayment with proceeds of certain future activities such as sale of certain assets and public offerings. As of March 31, 2001, the balance outstanding under the Credit Agreement was $58.9 million. During the three months ended March 31, 2001, PlanVista paid interest of $1.7 million and net principal of $2.0 million on the Credit Agreement. On June 29, 2000, September 12, 2000, September 29, 2000, October 19, 2000, and December 8, 2000, PlanVista signed Limited Waivers and Consents related to the disposition of assets and certain payment and other covenant requirements.

         As of March 29, 2001, PlanVista signed a First Amendment and Limited Waiver and Consent ("the First Amendment") to the Credit Agreement. The First Amendment will become effective upon the satisfaction of certain conditions, including the written confirmation from one of PlanVista's small group carriers that it supports the sale of our third party administration and managing general underwriter businesses. PlanVista expects to obtain this written confirmation prior to the closing of such sale. Under the terms of the First Amendment, the commitment of banks which are signers to the Credit Agreement ("the Bank Group") on the revolving credit facility was frozen at the $14.9 million outstanding balance upon the signing of the First Amendment, the repayments of $500,000 due on March 31, 2001 and April 30, 2001 were waived and certain other repayments which had been previously deferred were waived, an additional repayment of $1.5 million was due and paid in April 2001, the monthly repayment was increased from $500,000 to $750,000 beginning on May 31, 2001, and the unpaid additional payment of $4.5 million due on July 31, 2001 was waived to the maturity date.

         The First Amendment requires certain prepayments upon the receipt of tax refunds, debt refinancing proceeds or the proceeds of new equity issuances and revises various other provisions relating to covenants and defined defaults. Additionally, the First Amendment required PlanVista to retain the services of an investment banker by April 30, 2001 to assist PlanVista with refinancing, and the First Amendment also requires that in the event the third party administration business has not been sold or otherwise disposed of before May 30, 2001, PlanVista must prepare and submit by June 6, 2001 for approval of the Lenders a detailed plan for the alternate disposition of such business. As of April 16, 2001, PlanVista signed a Second Amendment and Limited Waiver and Consent ("the Second Amendment") which removed from the Credit Agreement certain requirements that could have affected PlanVista's ability to draw on the revolving credit facility at the level to which it was frozen in the First Amendment. The Second Amendment will be effective concurrently with the First Amendment.

         While PlanVista expects to complete a refinancing of the Credit Agreement or to obtain new financing before the maturity of the Credit Agreement on August 31, 2001, there can be no assurance that PlanVista will obtain the necessary financing commitments by that date. In order to facilitate this refinancing or replacement financing, PlanVista expects to issue subordinated debt or equity.

         PlanVista has also entered into two separate interest rate swap agreements as a hedge against interest rate exposure on the variable rate debt. The agreements, which expire in 2001, effectively convert $40.0 million of variable debt under the Credit Agreement to fixed rate debt at a weighted average rate of 6.18%. For the quarter ended March 31, 2001, PlanVista recognized zero interest expense related to the swap agreements. PlanVista recorded an expense of $0.3 million to record the swap agreements to their fair market value subsequent to its adoption of SFAS 133 (see Note 2).

         PlanVista has additional notes of $5.1 million relating to a 1993 acquisition, a 1998 acquisition, and equipment purchases, of which $0.2 million is due within one year.

4.   INVESTMENTS

         As PlanVista's investment in common shares of HealthAxis Inc. is classified as available for sale, it is measured at fair market value. Any increase or decline in the value of investments is recorded as unrealized appreciation or depreciation in the equity section of the balance sheet. PlanVista recognizes gains and losses based on average costs.

         On January 29, 2001, HealthAxis Inc. and HealthAxis.com, Inc. announced a merger of the two companies effective January 26, 2001. PlanVista owned 1,367,787 shares of the combined companies. In April 2001, PlanVista sold all of its shares of HealthAxis Inc. stock and realized a net pretax loss on the sale of approximately $2.5 million.

         PlanVista owned 109,732 shares of Caredata.com Inc. ("Caredata.com"), a provider of health care information. During the first quarter of 2000, PlanVista sold 82,600 of its shares in Caredata.com and recorded a pretax gain on the sale of $0.3 million. PlanVista sold its remaining 27,132 shares in Caredata.com in April 2000, and recognized an additional gain of $50,000 which was included in the second quarter of 2000.

5.       LITIGATION

         In the ordinary course of business, PlanVista may be a party to a variety of legal actions that affect any business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, and tort claims. In addition, because of the nature of its third party administration business, PlanVista could be subject to a variety of legal actions relating to its business operations, including disputes alleging errors in claim administration, underwriting, or premium billing. PlanVista currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded.

         In the third quarter of 1999, PlanVista recorded $5.7 million in pretax discontinued operations expense. This reserve reflected management's best estimate of the possible ultimate liability to PlanVista as a result of, among other things, a claim exceeding $7.0 million asserted by a customer, as well as unquantified claims asserted by two customers and seven insurance brokers, and the failure of mediation efforts with a customer that had previously asserted a claim exceeding $2.0 million. The customers alleged breach of contract and related claims, and the brokers alleged loss of profits due to small group business declines.

         In January 1997, PlanVista's subsidiary HPS began providing marketing and administrative services for health plans of TMG Life Insurance Company, now known as Clarica Life Insurance Company ("Clarica"), with Connecticut General Life Insurance Company ("CIGNA Re") acting as the reinsurer. In January 1999, insureds under this coverage were notified that coverage would be canceled beginning in July 1999. Substantially all coverage under these policies terminated on or before December 31, 2000.

         In July 1999, Clarica asserted a demand against HPS for claims for breach of contract and related claims, and HPS asserted breach of contract and various other claims against Clarica. A reserve for these claims was included in the reserve that PlanVista established in the third quarter of 1999. In April 2000, Clarica and CIGNA Re jointly submitted a demand for arbitration in connection with these claims and claims submitted by CIGNA Re. The demand for arbitration was subsequently withdrawn, without prejudice to refile separate demands. On April 28, 2000, HPS filed a claim against CIGNA Re in the Circuit Court for Hillsborough County, Florida. The claim alleges that CIGNA Re breached its duty of good faith and fair dealing in connection with the performance of its agreement with HPS. CIGNA Re removed the proceeding to the United States District Court for the Middle District of Florida. Subsequently, HPS and CIGNA Re agreed that the claim was subject to arbitration, and on August 17, 2000, the court entered an order staying the case, pending arbitration. In October 2000, HPS settled the dispute with Clarica in consideration for HPS's payment of $400,000. CIGNA Re commenced an arbitration proceeding on September 15, 2000, reasserting the claims first brought by the joint arbitration demand described above. The arbitration date has not yet been set.

         On April 17, 2000, Admiral Insurance Company ("Admiral"), PlanVista's errors and omissions carrier, filed a complaint for declaratory judgment in the United States District Court for the Middle District of Florida, naming HPS, Clarica, and CIGNA Re as defendants. The action seeks a declaration that HPS's alleged breaches of its agreements with CIGNA Re and Clarica are not covered under the terms of PlanVista's policy with Admiral. On May 1, 2000, HPS filed its answer to Admiral's complaint, denying that Admiral is entitled to relief and asserting various defenses. In July 2000, citing the withdrawal of the CIGNA Re and Clarica consolidated arbitration demand, Admiral filed a motion to place the action in administrative suspension, pending the resubmission of an arbitration demand by CIGNA Re or Clarica. The District Court granted Admiral's motion on July 26, 2000. The case was reactivated on October 25, 2000, due to the Clarica settlement and commencement of the CIGNA Re arbitration. As Admiral has now acknowledged its obligation to indemnify PlanVista, PlanVista expects that this litigation will be dismissed.

         PlanVista intends to mount a vigorous defense of the CIGNA Re claim and to continue pursuit of its claims against CIGNA Re. While the ultimate financial effect of these claims cannot be fully determined at this time, in the opinion of management they will not have a material adverse effect on the accompanying financial statements.

6.       OTHER COMPREHENSIVE INCOME

         In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the first quarter period, was as follows (in thousands):

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     ----------------------
                                                       2001          2000
                                                     -------       -------

Net loss income ...............................      $  (659)      $  (205)
Unrealized depreciation on
  investment available for sale ...............         (738)       (1,354)
                                                     -------       -------

Comprehensive loss ............................      $(1,397)      $(1,559)
                                                     =======       =======

7.   SUBSEQUENT EVENTS

         On April 1, 2001, PlanVista entered into a definitive agreement to sell its third party administration segment and its managing general underwriter business to an affiliate of Sun Capital Partners, Inc., a Boca Raton, Florida-based merchant banking firm focused on leveraged buyouts, for approximately $30.0 million. The third party administration business includes PlanVista's small group operations based in Tampa, Florida, as well as the Taft-Hartley businesses that operate through the American Benefit Plan Administrators, Inc. and Southern Nevada Administrators, Inc. subsidiaries based in El Monte, California, and Las Vegas, Nevada, respectively. The managing general underwriter business is Philadelphia-based Montgomery Management Corporation, which is part of the PlanVista Solutions segment. In connection with this non-cash transaction, Sun Capital Partners, Inc. will be assuming up to $40.0 million in working capital deficit connected with the acquired businesses and holding a long-term subordinated note from PlanVista of up to $10.0 million. The transaction is expected to close on or before May 30, 2001, subject to normal and customary closing conditions, completion of due diligence, financing, and the approval of PlanVista's lenders.

         Effective May 1, 2001, Vincent Farrell, Jr. resigned from the Board of Directors of PlanVista. Mr. Farrell was recently appointed to the position of Chairman of Victory Capital Management, the parent company of Victory SBSF Capital Management, which is a money management firm based in New York. In connection with his new position, Mr. Farrell has resigned his membership on all outside boards of directors. PlanVista does not currently intend to fill the vacancy created by Mr. Farrell's resignation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE STATEMENTS CONTAINED IN THIS REPORT INCLUDE FORWARD-LOOKING STATEMENTS RELATED TO PLANVISTA THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO OUR ABILITY TO EXPAND OUR CLIENT BASE; THE SUCCESS OF OUR DIVESTURE AND DIVERSIFICATION EFFORTS; OUR ABILITY TO MANAGE COSTS AND REDUCE AND RESTRUCTURE DEBT; CHANGES IN LAW; FLUCTUATIONS IN BUSINESS CONDITIONS AND THE ECONOMY; AND OUR ABILITY TO ATTRACT AND RETAIN KEY MANAGEMENT PERSONNEL. THESE FORWARD-LOOKING STATEMENTS ARE MADE IN RELIANCE ON THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FOR FURTHER INFORMATION ABOUT THESE FACTORS THAT COULD AFFECT THE COMPANY'S FUTURE RESULTS, PLEASE SEE THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. COPIES OF THESE FILINGS ARE AVAILABLE UPON REQUEST FROM THE COMPANY'S CHIEF FINANCIAL OFFICER. PROSPECTIVE INVESTORS ARE CAUTIONED THAT FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE. ACHIEVED RESULTS MAY DIFFER MATERIALLY FROM MANAGEMENT EXPECTATIONS.

INTRODUCTION

         The following is a discussion of changes in our consolidated results of operations for the three months ended March 31, 2001 and 2000.

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

A.   RESULTS OF OPERATIONS

         The following is a discussion of material changes in our consolidated results of operations for the three months ended March 31, 2001, compared to the same period in 2000. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                                                              Three Months Ended
                                                                                    March 31,
                                                                            ----------------------
                                                                              2001           2000
                                                                            -------        -------
Operating revenues ....................................................     100.0 %        100.0 %
                                                                            -------        -------

Expenses:
     Agent commissions ................................................       1.3 %          1.0 %
     Personnel expenses ...............................................      29.5 %         36.0 %
     General and administrative .......................................      34.4 %         32.9 %
     Other expenses ...................................................       3.5 %          0.0 %
     Gain on sale of investments, net .................................       0.0 %         (4.6)%
     Depreciation and amortization ....................................      13.9 %         14.5 %
     Interest expense .................................................      23.7 %         37.2 %
     Interest income ..................................................      (0.9)%         (0.8)%
                                                                            -------        -------
     Total expenses ...................................................     105.4 %        116.2 %
                                                                            -------        -------
Loss before benefit for income taxes, discontinued operations, and
  cumulative effect of change in accounting principle .................      (5.4)%        (16.2)%
Benefit for income taxes ..............................................      (2.0)%         (6.5)%
                                                                            -------        -------
Loss before discontinued operations and
  cumulative effect of change in accounting principle .................      (3.4)%         (9.7)%
                                                                            =======        =======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         The following Management's Discussion and analysis of the financial results for the three months ended March 31, 2001 compared to March 31, 2000 have been recast to reflect the revised income statement format being presented which began for the year ended December 31, 2000. This recast reflects that the units sold during the year ended December 31, 2000, as well as the units with respect to which we entered into a definitive sales agreement on April 1, 2001, are discontinued operations. The units sold during the year ended December 31, 2000 were our unemployment compensation, workers' compensation, workers' compensation managed care organization, and self-funded units. The units that are subject to the April 1, 2001 definitive sales agreement are our small group, Taft-Hartley, and managing general underwriter business units.

         Revenues for the three months ended March 31, 2001 increased $1.8 million, or 29.0%, to $8.0 million from $6.2 million in 2000. This increase is due to an increase of $0.9 million in revenues from continuing customers and $0.9 million in revenues from new customers of PlanVista Solutions.

         Personnel expense for the three months ended March 31, 2001 increased $0.2 million, or 9.1%, to $2.4 million from $2.2 million in 2000. Our salaries and wages increased to meet the demands of the new customer revenues. Personnel expenses decreased to 29.5% of operating revenues compared to 36.0% for the first quarter of 2000.

         General and administrative expense for the three months ended March 31, 2001 increased $0.7 million, or 35.0%, to $2.7 million from $2.0 million for the three months ended March 31, 2000. This increase was primarily attributable to postage, office supplies, printing, electronic imaging, and network costs supporting our increased revenues.

         Other expense for the three months ended March 31, 2001 was $0.3 million. This expense reflected the decline in the market value of our swap agreements since December 31, 2000. We recorded this expense upon our adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

         During the first quarter of 2000, we entered into an agreement to sell 82,600 shares of Caredata.com, Inc. stock, resulting in a pretax gain of $0.3 million.

         Interest expense for the three months ended March 31, 2001 decreased to $1.9 million from $2.3 million in 2000. This decrease resulted primarily from a decreased average outstanding balance of debt of $32.7 million on our line of credit partially offset by an increased average interest rate of 330 basis points on our Second Amended and Restated Credit Agreement ("the Credit Agreement") due to the amended terms of the credit facility (see Note 3).

B.   LIQUIDITY AND CAPITAL RESOURCES

         On June 8, 2000, we closed on the Credit Agreement. The Credit Agreement provided for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing June 30, 2000 and repayments of $500,000 were required each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. The revolving credit facility has a final maturity date of August 31, 2001. Interest rates vary from the higher of (a) the Prime Rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3%. The Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility, plus certain administrative fees and an annual commitment fee of .25% for letters of credit and unused commitments. We capitalized approximately $1.4 million of bank fees relative to the Credit Agreement. Under the loan terms, we must maintain certain financial covenants for revenue and EBITDA as defined in the Credit Agreement. We are also restricted in capital expenditures and are subject to repayment with proceeds of certain future activities such as sale of certain assets and public offerings. During the three months ended March 31, 2001, we paid interest of $1.7 million and net principal of $2.0 million on the Credit Agreement. As of March 31, 2001, the balance outstanding under the Credit Agreement was $58.9 million. On June 29, 2000, September 12, 2000, September 29, 2000, October 19, 2000, and

December 8, 2000, we signed Limited Waivers and consents related to the disposition of assets and certain payment and other covenant requirements.

         Effective as of March 29, 2001, we signed the First Amendment and Limited Waiver and Consent ("the First Amendment") to our Credit Agreement. Under the terms of the First Amendment, the commitment of banks which are signers to the Credit Agreement ("the Bank Group") on the revolving credit facility was frozen at the $14.9 million outstanding balance upon the signing of the First Amendment, the repayments of $500,000 due on March 31, 2001 and April 30, 2001 were deferred, an additional repayment of $1.5 million was due and paid in April 2001, the monthly repayment was increased from $500,000 to $750,000 beginning on May 31, 2001, and the unpaid additional payment of $4.5 million due on July 31, 2001 was deferred to the maturity date.

         The First Amendment requires certain prepayments upon the receipt of tax refunds, debt refinancing proceeds or the proceeds of new equity issuances and revises various other provisions relating to covenants and defined defaults. Additionally, the First Amendment required us to retain the services of an investment banker by April 30 to assist us with refinancing, and the First Amendment also requires that in the event the third party administration business has not been sold or otherwise disposed of before May 30, we must prepare and submit by June 6, 2001 for approval of the Lenders a detailed plan for the alternate disposition of such business. As of April 16, 2001, we signed a Second Amendment and Limited Waiver and Consent ("the Second Amendment") which removed from the Credit Agreement certain requirements that could have affected our ability to draw on the revolving credit facility at the level to which it was frozen in the First Amendment. The Second Amendment will be effective concurrently with the First Amendment.

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

         On April 1, 2001, we entered into a definitive agreement to sell our third party administration segment and our managing general underwriter business to an affiliate of Sun Capital Partners, Inc., a Boca Raton, Florida-based merchant banking firm focused on leveraged buyouts, for approximately $30.0 million. The third party administration business includes our small group operations based in Tampa, Florida, as well as the Taft-Hartley businesses that operate through our American Benefit Plan Administrators, Inc. and Southern Nevada Administrators, Inc. subsidiaries based in El Monte, California, and Las Vegas, Nevada, respectively. The managing general underwriter business is Philadelphia-based Montgomery Management Corporation, which is part of our PlanVista Solutions segment. In connection with this non-cash transaction, Sun Capital Partners, Inc. will be assuming up to $40.0 million in working capital deficit connected with the acquired businesses and holding a long-term subordinated note from us of up to $10.0 million. The transaction is expected to close on or before May 30, 2001, subject to normal and customary closing conditions, completion of due diligence, financing, and the approval of our lenders.

         In April 2001, we sold all of our shares of HealthAxis Inc. stock and used the proceeds of $0.9 million to reduce outstanding debt under our Credit Agreement.

         We spent $0.4 million for capital expenditures during the three months ended March 31, 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We are subject to interest rate risk on our existing Credit Agreement and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our notes issued to C G Insurance Services, Inc., the former owner of CENTRA HealthPlan LLC, and certain equipment notes, and our variable rate debt relates to borrowings under our Credit Agreement. See "Liquidity and Capital Resources."

         The following table presents the future principal payment obligations (in thousands) and weighted-average interest rates associated with our existing long-term debt instruments, assuming our actual level of long-term indebtedness of $64.0 million as of March 31, 2001:

                                          2001         2002         2003         2004         2005      THEREAFTER
                                        -------      -------      -------      -------      -------     ----------
Long-Term Debt Fixed Rate
   (weighted average interest
    rate of 5.78%) ...............      $   201      $   157      $ 4,113      $   126      $   132      $   376
Variable Rate (weighted
   average interest rate
   of 11.53%) ....................       58,914           --           --           --           --           --

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In the ordinary course of business, we may be a party to a variety of legal actions that affect any business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, and tort claims. In addition, because of the nature of our third party administration business, we could be subject to a variety of legal actions relating to our business operations, including disputes alleging errors in claims administration, underwriting, or premium billing. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded.

         In January 1997, our subsidiary HealthPlan Services, Inc. ("HPS") began providing marketing and administrative services for health plans of TMG Life Insurance Company, now known as Clarica Life Insurance Company ("Clarica"), with Connecticut General Life Insurance Company ("CIGNA Re") acting as the reinsurer. In January 1999, insureds under this coverage were notified that coverage would be canceled beginning in July 1999. Substantially all coverage under these policies terminated on or before December 31, 2000.

         In July 1999, Clarica asserted a demand against HPS for claims for breach of contract and related claims, and HPS asserted breach of contract and various other claims against Clarica. In the third quarter of 1999, we recorded a reserve for the Clarica claim and other claims. In April 2000, Clarica and CIGNA Re jointly submitted a demand for consolidated arbitration in connection with these claims and claims submitted by CIGNA Re. The demand for arbitration was subsequently withdrawn, without prejudice to refile separate demands. On April 28, 2000, HPS filed a claim against CIGNA Re in the Circuit Court for Hillsborough County, Florida. The claim alleges that CIGNA Re breached its duty of good faith and fair dealing in connection with the performance of its agreement with HPS. CIGNA Re removed the proceeding to the United States District Court for the Middle District of Florida. Subsequently, HPS and CIGNA Re agreed that the claim was subject to arbitration, and on August 17, 2000 the court entered an order staying the case, pending arbitration. In October 2000, we settled the dispute with Clarica in consideration for our payment of $400,000. CIGNA Re commenced an arbitration proceeding on September 15, 2000, reasserting the claims first brought in the joint arbitration demand described above. The arbitration date has not yet been set.

         On April 17, 2000, Admiral Insurance Company ("Admiral"), our errors and omissions carrier, filed a complaint for declaratory judgment in the United States District Court for the Middle District of Florida, naming HPS, Clarica, and CIGNA Re as defendants. The action seeks a declaration that HPS's alleged breaches of its agreements with CIGNA Re and Clarica are not covered under the terms of our policy with Admiral. On May 1, 2000, HPS filed its answer to Admiral's complaint, denying that Admiral is entitled to relief and asserting various defenses. In July 2000, citing the withdrawal of the CIGNA Re and Clarica consolidated arbitration demand, Admiral filed a motion to place the action in administrative suspension, pending the resubmission of an arbitration demand by CIGNA Re or Clarica. The District Court granted Admiral's motion on July 26, 2000. The case was reactivated on October 25, 2000, due to the Clarica settlement and commencement of the CIGNA Re arbitration. As Admiral has now acknowledged its obligation to indemnify us, we expect that this litigation will be dismissed.

         We intend to continue to pursue a vigorous defense related to the CIGNA Re claim, and to continue pursuit of our claims against CIGNA Re. While the ultimate financial effect of these claims cannot be fully determined at this time, in the opinion of the management they will not have a material adverse effect on the accompanying financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (b) Reports on Form 8-K.

                  On April 3, 2001, we filed a report on Form 8-K with respect to the Stock Purchase Agreement by and between HealthPlan Holdings, Inc. and PlanVista Corporation.

                  On April 20, 2001, we filed a report on Form 8-K with respect to the merging of PlanVista Corporation into HealthPlan Services Corporation and, in connection with such merger, the changing of HealthPlan Service Corporation's name to PlanVista Corporation.

                              PLANVISTA CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PLANVISTA CORPORATION

Date:  May 10, 2001                        /s/ Phillip S. Dingle
                                           -------------------------------------
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:  May 10, 2001                        /s/ Reid Johnson
                                           -------------------------------------
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)