Form 10-Q
period 2001-06-30
PLANVISTA CORP
filed 2001-08-14
CIK 942319

                                 UNITED STATES

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

   [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from             to

                          Commission File No. 1-13772

                             PLANVISTA CORPORATION
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

                                (813) 287-2547
             (Registrant's Telephone Number, Including Area Code)

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

Total number of shares of Common Stock outstanding as of August 1, 2001.

Common Stock..................................................... 15,323,810

                             PLANVISTA CORPORATION

                               Table of Contents


                                                                        Page No.
                                                                        --------
Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Balance Sheets
        June 30, 2001 (unaudited) and December 31, 2000....................   2

        Condensed Consolidated Statements of Operations (unaudited)
        Three and Six Months Ended June 30, 2001 and 2000..................   3

        Condensed Consolidated Statements of Changes in
        Stockholders' Equity (Deficit)
        Six Months Ended June 30, 2001 (unaudited).........................   4

        Condensed Consolidated Statements of Cash Flows
        Six Months Ended June 30, 2001 and 2000 (unaudited)................   5

        Notes to Condensed Consolidated Financial Statements (unaudited)...   6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................  14

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk..................................................  19


Part II - OTHER INFORMATION................................................  20

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             PLANVISTA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                                         June 30,       December 31,
                                                                           2001             2000
                                                                      ------------      ------------
                                                                        (Unaudited)
                     ASSETS
Current assets:
  Cash and cash equivalents........................................   $      291        $       942
  Accounts receivable, net.........................................        8,018              6,854
  Prepaid expenses and other current assets........................        1,139                971
  Refundable income taxes..........................................          571              2,251
  Deferred taxes...................................................        3,523              3,523
                                                                      ----------        -----------
          Total current assets.....................................       13,542             14,541
Property and equipment, net........................................        2,114              2,160
Other assets, net..................................................          674              1,870
Deferred taxes.....................................................       27,186             25,895
Investments........................................................            -              2,411
Intangible assets, net.............................................       30,094             30,783
Net noncurrent assets associated with discontinued operations......            -             27,469
                                                                      ----------        -----------
          Total assets.............................................   $   73,610        $   105,129
                                                                      ==========        ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.................................................   $      913        $     1,056
  Premiums payable to carriers.....................................            -                  4
  Commissions payable..............................................           67                 27
  Accrued liabilities..............................................       14,015             16,970
  Current portion of long-term debt................................       65,893             61,133
  Net current liabilities associated with discontinued operations..            -             40,211
                                                                      ----------        -----------
          Total current liabilities................................       80,888            119,401
Notes payable......................................................        9,797              4,905
Other long-term liabilities........................................        1,128              1,163
                                                                      ----------        -----------
          Total liabilities........................................       91,813            125,469
                                                                      ----------        -----------

Stockholders' equity (deficit):
  Common stock, $0.01 par value, 100,000,000 shares
      authorized, 16,023,409 issued at June 30, 2001 and,
      15,205,984 at December 31, 2000..............................          153                152
  Additional paid-in capital.......................................      102,534            110,417
  Treasury stock at cost, 809,643 at June 30,2001
      and 1,519,400 shares at December 31, 2000....................      (15,981)           (30,006)
  Retained deficit.................................................     (104,909)          (100,293)
  Unrealized depreciation on investments
      available for sale, net of tax................................           -               (610)
                                                                      ----------        -----------
          Total stockholders' deficit...............................     (18,203)           (20,340)
                                                                      ----------        -----------
          Total liabilities and stockholders' equity................  $   73,610        $   105,129
                                                                      ==========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             PLANVISTA CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands except per share data)

                                                        For the Three Months Ended       For the Six Months Ended
                                                                June 30,                        June 30,
                                                     -----------------------------    ---------------------------
                                                         2001              2000           2001            2000
                                                        ------            ------         ------          ------
Operating revenues.................................  $     8,924       $     6,730    $    16,907      $   12,276
                                                     -----------       -----------    -----------      ----------
Expenses:
  Agent commissions................................           33                75            138             135
  Personnel expenses...............................        2,253             2,125          4,610           4,344
  General and administrative.......................        3,500             1,975          6,244           3,744
  Other expenses (income)..........................          (61)            1,120            223           1,120
  Loss/(Gain) on sale of investments, net..........        2,503               (47)         2,503            (332)
  Depreciation and amortization....................        1,112             1,000          2,220           1,894
  Interest expense.................................        1,909             2,656          3,800           4,947
  Interest income..................................          (54)              (60)          (128)           (110)
                                                     -----------       -----------    -----------      ----------
Total expenses.....................................       11,195             8,844         19,610          15,742
                                                     -----------       -----------    -----------      ----------
Loss before benefit for income taxes, discontinued
  operations, extraordinary loss, and cumulative
  effect of change in accounting principle.........       (2,271)           (2,114)        (2,703)         (3,466)
Benefit for income taxes...........................         (933)             (427)        (1,097)           (971)
                                                     -----------       -----------    -----------      ----------
Loss before discontinued operations, extraordinary
  loss, and cumulative effect of change in
  accounting principle.............................       (1,338)           (1,687)        (1,606)         (2,495)
Gain (loss) from discontinued operations, net
  of taxes.........................................            -              (612)          (344)          1,007
Loss from the sale of discontinued
  operations, net of tax...........................       (2,619)                -         (2,619)              -
Extraordinary loss, net of tax.....................            -              (954)             -            (954)
Cumulative effect of change in accounting
  principle, net of tax............................            -                 -            (47)              -
                                                     ===========       ===========    ===========      ==========
Net loss...........................................  $    (3,957)      $    (2,029)   $    (4,616)     $   (2,442)
                                                     ===========       ===========    ===========      ==========
Basic and diluted (loss) earnings per share of
  Common Stock:
  Loss from continuing operations..................  $     (0.10)      $     (0.12)   $     (0.12)   $      (0.18)
  Loss from sale of discontinued operations........        (0.19)                -          (0.19)              -
  (Loss) earnings from discontinued operations.....            -              0.04          (0.02)           0.07
  Extraordinary loss...............................            -             (0.07)             -           (0.07)
                                                     -----------       -----------    -----------      ----------
  Net loss.........................................  $     (0.29)      $     (0.15)   $     (0.34)     $    (0.18)
                                                     ===========       ===========    ===========      ==========
Basic and diluted weighted average number
   of shares outstanding...........................       13,822            13,676         13,763          13,674
                                                     ===========       ===========    ===========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             PLANVISTA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      (in thousands except share amounts)

                                                                                                       Unrealized
                                                                                                     Depreciation
                                             Voting      Additional                                 on Investments
                                             Common       Paid-in       Treasury      Retained       Available for
                                             Stock        Capital        Stock         Deficit           Sale             Total
                                           ---------   ------------   ----------    ----------     -----------------   ---------
Balance at December 31, 2000.............  $     152   $    110,417   $  (30,006)   $ (100,293)           $(610)       $ (20,340)

Issuance of 8,725 shares in connection
    with the directors' compensation
    plan (unaudited).....................          -             57            -             -                -               57
Issuance of 2,252 shares in connection
    with the employee stock purchase
    plan (unaudited).....................          -             17            -             -                -               17
Issuance of 22,300 shares in connection
    with stock option plans (unaudited)..          1            248            -             -                -              249
Issuance of 709,757 shares to HealthPlan
    Holdings, Inc. (unaudited)...........                    (8,205)      14,025             -                -            5,820
Net loss (unaudited).....................          -              -            -        (4,616)               -           (4,616)
Unrealized appreciation on investment
   available for sale (unaudited)........          -              -            -             -              610              610
                                           ---------   ------------   ----------    ----------            -----        ---------
Balance at June 30, 2001 (unaudited).....  $     153   $    102,534   $  (15,981)   $  104,909           $ -0-        $ (18,203)
                                           =========   ============   ==========    ==========            =====        =========

The accompanying notes are an integral part of these consolidated financial statements.

                             PLANVISTA CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                   For the Six Months Ended
                                                                            June 30,
                                                                  -------------------------
                                                                      2001          2000
                                                                  -----------     ---------
Cash flows from operating activities:
  Net loss.......................................................  $  (4,616)     $ (2,131)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation...................................................      1,505         2,998
  Amortization...................................................      1,882         6,400
  Loss (gain) on sale of investments.............................      2,503          (332)
  Loss on sale of discontinued operations........................      3,164          (332)
  Deferred taxes.................................................     (1,291)        2,566
Changes in assets and liabilities:
  Restricted cash................................................                        3
  Accounts receivable............................................     (2,653)        1,298
  Refundable income taxes........................................     (1,680)
  Prepaid expenses and other current assets......................       (618)         (441)
  Other assets...................................................       (607)       (1,564)
  Cash overdraft.................................................        438        (1,188)
  Accounts payable...............................................       (279)          334
  Premiums payable to carriers...................................     (3,091)        2,983
  Commissions payable............................................     (2,204)          542
  Deferred revenue...............................................       (262)          451
  Accrued liabilities............................................     (5,836)       (8,791)
  Income taxes payable...........................................         --        (2,605)
  Other long-term liabilities....................................        (35)
                                                                    ---------      --------
       Net cash provided by (used in) operating activities.......     (5,014)          523
                                                                   ---------      --------

Cash flows from investing activities:
  Purchases of property and equipment............................       (613)       (3,619)
  Proceeds from sale of investments..............................        518           936
                                                                   ---------      --------
       Net cash provided by (used in) investing activities.......        (95)       (2,683)
                                                                   ---------      --------
Cash flows from financing activities:
  Net borrowing (payments) under line of credit..................      3,763         4,435
  Net borrowings (payments) on other debt........................        889          (280)
  Proceeds from Common Stock issued..............................        266            13
                                                                   ---------      --------
       Net cash provided by financing activities.................      4,918         4,168
                                                                   ---------      --------
Net (decrease) increase in cash and cash equivalents.............       (191)        2,008
Cash and cash equivalents at beginning of period.................        482             -
                                                                   ---------      --------

Cash and cash equivalents at end of period.......................  $     291      $  2,008
                                                                   =========      ========

Supplemental disclosure of cash flow information:
  Cash paid for interest.........................................  $   3,293      $  4,833
                                                                   =========      ========


     Net (refunds received) paid for income taxes................  $  (3,066)     $   (616)
                                                                   =========      ========
Noncash investing and financing activities:
Sale of business units
  Notes issued...................................................  $   5,000
  Common Stock issued............................................  $   5,820

The accompanying notes are an integral part of these consolidated financial statements.

PLANVISTA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2001


1.   Description of Business and Organization

     PlanVista Corporation, formerly known as HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, "PlanVista") is a leading provider of technology-enabled medical cost management solutions for the healthcare industry. We provide integrated national Preferred Provider Organization (sometimes called PPO) network access, electronic claims repricing, and claims and data management services to health care payers and provider networks. In June 2000 PlanVista initiated a plan of reorganization designed to divest certain of its underperforming and non-growth businesses and to reduce and refinance its credit facility. Effective June 18, 2001, PlanVista sold the last of these non-strategic businesses (as further described below) and is now in process of restructuring its remaining debt. The majority of this debt becomes due on August 31, 2001, unless the term thereof is extended. PlanVista's current actions and financing alternatives are further described in Note 3, Notes Payable and Credit Facility. Prior to June 18, 2001 we maintained two operating units, one of which was our PlanVista Solutions segment that included PlanVista's managing general underwriter business. The other unit was our third party administration segment, which was operated primarily through our HealthPlan Services, Inc. ("HPS"), American Benefit Plan Administrators, Inc. ("ABPA"), and Southern Nevada Administrators, Inc. ("SNA") subsidiaries, provided marketing, distribution, administration, and technology platform services for health care plans and other benefit programs. PlanVista functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

     On June 18, 2001 we completed the sale of our Third Party Administration and Managing General Agent Underwriter business units to HealthPlan Holdings, Inc., an affiliate of Sun Capital Partners, Inc. The Third Party Administration business includes the Small Group Business operations and its associated data processing facilities based in Tampa, Florida, as well as the Taft-Hartley businesses that operate under the names ABPA and SNA, based in El Monte, California and Las Vegas Nevada, respectively. The Managing General Agent Underwriter business is the Philadelphia based Montgomery Management Corporation. The accompanying financial statements have been restated to reflect the operations of the business units described above as discontinued.

     In connection with this non-cash transaction, Sun Capital's affiliate assumed approximately $40 million in working capital deficit of the acquired businesses, $5 million of which was offset by a long-term convertible subordinated note. This note is convertible into shares of the Company's common stock at the option of HealthPlan Holdings, Inc. ("HPHI") at any time prior to maturity. In addition, any unpaid principal and accrued interest under the note shall automatically convert to shares of the Company's common stock upon the completion of a financing transaction where the Company sells a minimum of $17,500,000 of its capital stock or which involves the sale of a controlling interest in the Company or the sale of all or substantially all of the Company's assets. Under the terms of the note the Company also has the option of paying interest in shares of common stock. The note contains certain provisions which ensure that HPHI will receive, after the conversion and sale of shares received under the note, sufficient funds from the gross sales proceeds of such shares as to equal the amount outstanding under the note plus any accrued interest which remains unpaid at the time of the conversion. Under such provisions, depending on the market value of the shares at the time of such conversion and subsequent sale by HPHI, the Company may be required to issue additional shares to HPHI. In addition, at the closing of the sale to HPHI, the Company issued 709,757 shares of the Company's treasury stock to offset an additional $5 million of the assumed deficit. In connection with the issuance of these shares, the Company entered into a Registration Rights Agreement in favor of HPHI for the registration of such shares and any shares issuable under the terms of the note. The purchase agreement contains customary representations, warranties, and cross indemnity provisions.

     In connection with the transaction between the Company and Sun Capital Partners, the Company can incur additional liabilities in a subsequent period of up to sixty days for any purchase price adjustments that become known to the parties.

     Also, as part of the transaction noted above, the Company is leasing office space in its Tampa headquarters from Sun Capital Partners for a period of twelve months.

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


     Reclassifications

     PlanVista has reclassified the business units sold in 2000 as discontinued operations in the Condensed Consolidated Statements of Operations. Those units were its unemployment compensation, workers' compensation, workers' compensation managed care organization, and self-funded businesses. On June 18, 2001, PlanVista sold its third party administrative and managing general underwriter business units. PlanVista has also reclassified these business units as discontinued operations in the Condensed Consolidated Statements of Operations in the accompanying financial statements.

     Certain prior year amounts have been reclassified to conform to the current year's presentation. These amounts do not have a material impact on the financial statements taken as a whole.


     Restructure Charges

     During the first quarter of 2001, PlanVista recorded a total of $0.5 million in restructuring costs reflecting a reduction in its Tampa, Florida workforce related to its small group business. The costs reflect a reduction of approximately 40 employees in management and claims administration. Because these costs relate to PlanVista's third party administration business, they have been classified as discontinued operations in the Condensed Consolidated Statements of Operations. At June 30, 2001, a balance of $0.3 million remained to be paid for severance costs.

     During the first quarter of 2000, PlanVista recorded a total of $0.8 million in restructuring costs for the closure of a facility in Merrimack, New Hampshire and other reductions in PlanVista's workforce. The costs reflected employee and lease terminations. PlanVista terminated 75 employees in management and claims administration. Because these costs related to PlanVista's small group business, they have been classified as discontinued operations in the Condensed Consolidated Statement of Operations. During the fourth quarter of 2000, PlanVista recorded a total of $1.4 million in restructuring costs for unused space in PlanVista's Tampa, Florida headquarters and Honolulu, Hawaii office. The restructure reflects the termination of 27 employees in claims administration. At June 30, 2001, a balance of $1.1 million remained to be paid related to lease payments on unused space.

     A summary of restructure charges is as follows (in thousands):

                                             Original Charge
                                              2001       2000
                                            ------    -------

Severance and related costs                 $  542    $   756
Office closure costs                             -      1,394
                                            ------    -------
  Restructure charge                           542      2,150
Amounts paid - 2000                                      (556)
Amounts paid - 2001                           (275)      (483)
                                                      -------
Remaining liability - December 31, 2000               $ 1,594
                                            ------    -------
Remaining liability - June 30, 2001         $  267    $ 1,111
                                            ======    =======

     Derivative Financial Instruments

     PlanVista uses derivative financial instruments including interest rate swaps principally in the management of its interest rate exposures. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense.

     PlanVista has entered into two separate interest rate swap agreements as a hedge against interest rate exposure. The agreements, which expire in September and December 2001, effectively convert $40.0 million of variable debt to fixed rate debt at a weighted average rate of 6.18%.

     On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." PlanVista adopted SFAS 133 in the first quarter of 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. During the six months ended June 30, 2001, PlanVista recorded a $0.2 million pretax change in the market value of the interest rate swaps from December 31, 2000. It also recorded a $47,000 expense, net of taxes, as a cumulative effect of change in accounting principle representing the fair value of the interest rate swaps at January 1, 2001.


3.   Notes Payable and Credit Facility

     As part of the business strategy described in Note 1, the Company has been pursuing the restructure of its credit facility. Approximately $65 million relating to the Company's current credit facility is due on August 31, 2001. The Company is currently negotiating an extension of this term with its current lenders. The Company is also attempting to raise additional equity or subordinated debt through a series of private placements. In the event the Company does not complete the refinancing actions above, the Company will pursue other strategic alternatives which may include refinancing with other bank groups, a merger or sale of the business. If the Company is unable to complete the refinancing transactions described above or consummate an alternative strategic transaction, there will be substantial doubt about the Company's ability to continue as a going concern.

     On June 8, 2000, PlanVista closed on its Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provided for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing June 30, 2000. Repayments of $500,000 were required each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. The revolving credit facility has a final maturity date of August 31, 2001. Interest rates vary from the higher of (a) the Prime Rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3%. The Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility, plus certain administrative fees and an annual commitment fee of .25% for letters of credit and unused commitments. PlanVista capitalized approximately $1.4 million of bank fees related to the Credit Agreement. Under the loan terms, PlanVista must maintain certain financial covenants for revenue and EBITDA as defined in the Credit Agreement. PlanVista is also restricted in capital expenditures and is subject to repayment with proceeds of certain future activities such as sale of certain assets and public offerings. As of June 30, 2001, the balance outstanding under the Credit Agreement was $64.7 million. During the six months ended June 30, 2001, PlanVista paid interest of $2.9 million and principal of $2.0 million on the Credit Agreement. On June 29, 2000, September 12, 2000, September 29, 2000, October 19, 2000, and December 8, 2000, PlanVista signed Limited Waivers and Consents related to the disposition of assets and certain payment and other covenant requirements.

     As of March 29, 2001, PlanVista signed a First Amendment and Limited Waiver and Consent ("the First Amendment") to the Credit Agreement. The First Amendment became effective upon the satisfaction of certain conditions, including the written confirmation from one of PlanVista's small group carriers in support of the sale of our third party administration and managing general underwriter businesses. PlanVista obtained this written confirmation prior to the closing of such sale. Under the terms of the First Amendment, the commitment of banks which are signers to the Credit Agreement ("the Bank Group") on the revolving credit facility was frozen at the $14.9 million outstanding balance upon the signing of the First Amendment. The repayments of $500,000 due on March 31, 2001 and April 30, 2001 were waived and certain other repayments which had been previously deferred were waived. In addition a repayment of $1.5 million was due and paid in April 2001, the monthly repayment was increased from $500,000 to $750,000 beginning on May 31, 2001, and the unpaid additional payment of $4.5 million due on July 31, 2001 was waived to the maturity date.

     The First Amendment requires certain prepayments upon the receipt of tax refunds, debt refinancing proceeds or the proceeds of new equity issuances and also revises various other provisions relating to covenants and defined defaults. Additionally, the First Amendment required PlanVista to retain the services of an investment banker by April 30, 2001 to assist PlanVista with refinancing, and the First Amendment also required that in the event the third party administration business was not sold or otherwise disposed of before May 30, 2001, PlanVista was to prepare and submit by June 6, 2001 for approval of the Lenders a detailed plan for the alternate disposition of such business. These businesses were sold effective June 18, 2001.

     As of April 16, 2001, PlanVista signed a Second Amendment and Limited Waiver and Consent ("the Second Amendment") which removed from the Credit Agreement certain requirements that could have affected PlanVista's ability to draw on the revolving credit facility at the level to which it was frozen in the First Amendment. The Second Amendment became effective concurrently with the First Amendment.

     On July 2, 2001, the Company executed the Third Amendment and Limited Waiver to the Credit Agreement (the "Third Amendment") with its bank group and certain other parties. The Third Amendment provided for, among other things,
(a) permission for the Company to issue Common Stock to the DRZ Funds for $3.3 million, (b) permission for the Company to use those funds to satisfy certain post-closing obligations to HPHI in connection with the sale of the TPA and MGU Businesses, (c) the postponement of certain scheduled payments of principal until August 31, 2001, (d) a 100 basis point increase in the interest rate, and
(e) the delivery of 75,000 shares of Common Stock to the bank group in consideration for their consent to the Third Amendment.

     PlanVista has additional notes of $11.0 million relating to a 1993 acquisition, a 1998 acquisition, equipment purchases and the HealthPlan Holdings transaction.

     In connection with the sale of the Third Party Administration and Managing General Agent Underwriter business units and the assumption by HealthPlan Holdings, Inc., of certain liabilities associated therewith (the "Transaction"), the New England Life Insurance Co. drew in full on a letter of credit in its favor in the amount of $6,000,000. Under the terms of the Credit Agreement with First Union National Bank and the other lenders named therein, any payment under the letter of credit which is not promptly reimbursed to the lenders by the Company upon notice of such draw constitutes a payment default. The lenders have indefinitely waived this payment default pursuant to the terms of a Limited Waiver and Extension dated as of June 15, 2001, which also waived certain additional terms of the Credit Agreement in order to permit certain terms of the Transaction which were not part of the original Stock Purchase Agreement of April 1, 2001 but were rather added through the First Amendment to Stock Purchase Agreement (the "First Amendment"), dated June 18, 2001.

     In June 2001, Ronald Davi drew in full on a letter of credit in his favor in the amount of $2.0 million.


4.   Discontinued Operations

     On July 5, 2000, PlanVista sold its unemployment compensation and its workers' compensation units for approximately $19.1 million cash. PlanVista's unemployment compensation business operated under the name R.E. Harrington, and its workers' compensation unit conducted business as Harrington Benefit Services Workers' Compensation Division. Both units were part of PlanVista's acquisition of Columbus, Ohio-based Harrington Services Corporation in 1996. PlanVista used the net cash proceeds from the sale to reduce its bank debt by $18.0 million.
As a result of the transaction, PlanVista recognized a pretax gain of $7.3 million.

     On September 15, 2000, PlanVista sold its Ohio workers' compensation managed care organization unit for approximately $3.5 million cash. The unit was part of PlanVista's acquisition of Columbus, Ohio-based Harrington Services Corporation in 1996. PlanVista used the net cash proceeds from the sale to reduce its bank debt by $2.8 million. As a result of the transaction, PlanVista recognized a pretax gain of $3.2 million.

     On October 26, 2000, PlanVista sold its self-funded business unit for approximately $13.6 million, consisting of $12.1 million cash and the assumption of additional current liabilities in the amount of $1.5 million. The unit was headquartered in Columbus, Ohio and operated primarily under the names Harrington Benefit Services and CENTRA HealthPlan. PlanVista used the net cash proceeds from the sale to reduce its bank debt by $8.7 million. As a result of the transaction, PlanVista recognized a pretax loss of $52.5 million. PlanVista settled contingencies during the fourth quarter of 2000 and recorded an additional loss of $4.8 million. PlanVista does not believe that there are any additional material contingencies.

     On June 18, 2001, PlanVista completed the sale of the Third Party Administration and Managing General Underwriter business units to HealthPlan Holdings, Inc., an affiliate of Sun Capital Partners, Inc. The Third Party Administration business includes the small group business operations and its associated data processing facilities located in Tampa, FL, as well as the Taft-Hartley businesses that operate under the name ABPA and SNA, based in EL Monte, CA and Las Vegas, NV, respectively. The Managing General Agent Underwriter business is Philadelphia based Montgomery Management Corporation. The accompanying financial statements have been restated to reflect the business units sold as discontinued operations.

     Summarized financial position and operating results of the discontinued business units as of June 30, 2001 and December 31, 2000 and for the three and six month periods ended June 30, 2001and 2000, are as follows:


                                                For the Three Months Ended
                                               ----------------------------
                                               June 30, 2001  June 30, 2000
                                               -------------  -------------

Net revenues.................................  $  15,975          $  43,671
                                               =========          =========

Income (loss from discontinued operations
  before income tax expense (benefit).......   $      --          $   1,467
Income tax expense (benefit)................          --                855
                                               ---------          ---------

Income (loss) from discontinued operations..   $      --          $     612
                                               =========          =========

Loss on sale of discontinued operations,
  including provision of $4.8 million for
  operating losses during the phase-out
  period, before income tax expense.........   $  (4,390)         $      --
Income tax (benefit)........................      (1,771)                --
                                               ---------          ---------

Loss on sale of discontinued operations.....   $  (2,619)         $      --
                                               =========          =========

                                                For the Three Months Ended
                                               ----------------------------
                                               June 30, 2001  June 30, 2000
                                               -------------  -------------
Net revenues.................................    $  36,427      $  89,643
                                                 =========      =========

Income (loss from discontinued operations
  before income tax expense (benefit)........    $    (509)     $   2,071
Income tax expense (benefit).................         (165)         1,064
                                                 ---------      ---------

Income (loss) from discontinued operations...    $    (344)     $   1,007
                                                 =========      =========

Loss on sale of discontinued operations,
  including provision of $4.8 million for
  operating losses during the phase-out
  period, before income tax expense..........    $  (4,390)     $      --
Income tax (benefit).........................       (1,771)            --
                                                 ---------      ---------

Loss on sale of discontinued operations......    $  (2,619)     $      --
                                                 =========      =========

                                               June 30, 2001 December 31, 2000
                                               ------------- -----------------
Net assets associated with discontinued
 operations:

Property and equipment, net..................    $      --      $  11,039
Other assets.................................           --          2,714
Intangible assets, net of amortization
  of $6,757 and $6,757 as of June 30,
  2001 and December 31, 2000, respectively...           --         14,989
Other long-term liabilities..................           --         (1,273)
                                                 ---------      ---------

Net noncurrent assets associated with
  discontinued operations....................    $      --      $  27,469
                                                 =========      =========


Net current liabilities associated with discontinued operations:

Accounts receivable, net of allowance of
 doubtful accounts of $433 and $735..........    $      --      $   7,817
Prepaid expenses.............................           --          1,972
Cash overdraft...............................           --           (461)
Accounts payable.............................           --         (1,214)
Premiums payable to carriers.................           --        (43,519)
Commissions payable..........................           --         (3,124)
Deferred revenue.............................           --           (744)
Accrued liabilities..........................           --           (938)
Current portion of long-term debt............           --             --
                                                 ---------      ---------

Net current liabilities associated with
  discontinued operations....................    $      --      $ (40,211)
                                                 =========      =========

5.   Investments

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


6.   Litigation

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

     In January 1997, our former subsidiary, HealthPlan Services, Inc. ("HPSI"), began providing marketing and administrative services for health plans of TMG Life Insurance Company (now known as Clarica Life Insurance Company), with Connecticut General Life Insurance Company ("CIGNA Re") acting as the reinsurer. In January 1999, insureds under this coverage were notified that coverage would be canceled beginning in July 1999. Substantially all coverage under these policies terminated on or before December 31, 2000.

     In July 1999, Clarica asserted a demand against HPSI for claims in excess of $7 million for breach of contract and related claims, and HPSI asserted breach of contract and various other claims against Clarica. In the third quarter of 1999, we recorded a reserve for the Clarica claim and other claims. In April 2000, Clarica and CIGNA Re jointly submitted a demand for consolidated arbitration in connection with these claims and claims submitted by CIGNA Re for approximately $6 million. The demand for arbitration was subsequently withdrawn, without prejudice to refile separate demands. On April 28, 2000, HPSI filed a claim against CIGNA Re in the Circuit Court for Hillsborough County, Florida. The claim alleges that CIGNA Re breached its duty of good faith and fair dealing in connection with the performance of its agreement with HPSI. CIGNA Re removed the proceeding to the United States District Court for the Middle District of Florida. Subsequently, HPSI and CIGNA Re agreed that the claim was subject to arbitration, and on August 17, 2000 the court entered an order staying the case, pending arbitration. On or around October 23, 2000, we settled the dispute with Clarica in consideration for our payment of $400,000. CIGNA Re commenced an arbitration proceeding on September 15, 2000, reasserting the claims first brought in the joint arbitration demand described above.

     Pursuant to a Stock Purchase Agreement dated April 1, 2001 between HealthPlan Services Corporation (n/k/a PlanVista Corporation) and HealthPlan Holdings, Inc., we sold HPSI and assumed the responsibility and liability and the right to any recoveries which may occur as a result of these proceedings. We intend to continue to pursue a vigorous defense related to the CIGNA Re claim. We are currently preparing for arbitration of these claims.

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

7.   Other Comprehensive Income

     In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the first quarter period, was as follows (in thousands):

                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                            ---------------------    --------------------
                                                2001        2000        2001        2000
                                            ----------   ---------   ---------   ---------
Net loss income..........................   $  (3,957)   $ (2,029)   $ (4,616)   $ (2,442)
Unrealized depreciation (appreciation) on
  investment available for sale..........       1,348        (700)        610      (2,054)
                                            ---------    --------    --------    --------
Comprehensive loss.......................   $  (2,609)   $ (2,729)   $ (4,006)   $ (4,496)
                                            =========    ========    ========    ========


8.   Subsequent Events

     On July 6, 2001, the Company completed a $3.8 million private placement of its common stock at a 15% discount to the 10 day trading average through July 2, 2001. The purchaser of these securities were certain investment funds managed by DePrince Race and Zollo, Inc., an investment management firm in which director John Race is one of the principals. This transaction is the first part of a private placement to accredited investors identified by the Company's investment banker William Blair & Company, the balance of which will be used to assist the Company in refinancing its credit facility that matures on August 31, 2001. The net proceeds from this private placement were used to satisfy certain pre-closing obligations connected with the Company's recent divestiture of its Third Party Administration and Managing General Agent Underwriter business units to HPHI. In connection with the placement the Company issued unregistered shares of its common stock and has agreed to file a registration statement related to such shares within 30 days of the date of the issuance.

     The Company also issued 75,000 shares of its common stock to HPHI in connection with a letter agreement dated July 2, 2001 between HPHI and the Company settling certain payment obligations relating to the Closing of the HPHI transaction and including terms for the payment in full of the pre-closing liabilities of the Company. Additionally, in connection with extending certain payment obligations with its lenders which were due June 30 and July 31, the Company issued 75,000 shares of its common stock to its lenders pursuant to the terms of a Third Amendment and Limited Waiver amending the Company's credit facility with its senior lenders. The Company has agreed to promptly register the shares issued to its lenders and to HPHI.


9.   Recent Accounting Pronouncements

     In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. We expect the adoption of these accounting standards will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs.

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

Introduction

     The following is a discussion of changes in our consolidated results of operations for the three and six months ended June 30, 2001 and 2000.

     PlanVista Corporation (the "Company" or "PlanVista") is a leading provider of technology-enabled medical cost management solutions for the healthcare industry. PlanVista provides integrated national Preferred Provider Organization ("PPO") network access, electronic PPO claims repricing, and claims and data management services to healthcare payers (self-insured employers, medical insurance carriers, health maintenance organizations ("HMOs"), third party administrators ("TPAs"), and other entities that pay claims on behalf of health plans) and participating providers (individual providers and provider networks).

A.   RESULTS OF OPERATIONS

     The following is a discussion of material changes in our consolidated results of operations for the three and six months ended June 30, 2001, compared to the same periods in 2000. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                              Three Months Ended    Six Months Ended
                                                   June 30,             June 30,
                                              ------------------    ----------------
                                               2001       2000      2001      2000
                                              ------     ------    ------    ------

Operating revenues.........................   100.0 %    100.0 %   100.0 %   100.0 %
Expenses:
     Agent commissions.....................     0.4 %      1.1 %     0.8 %     1.1 %
     Personnel expenses....................    25.3 %     31.6 %    27.3 %    35.4 %
     General and administrative............    39.2 %     29.4 %    36.9 %    30.5 %
     Other expense.........................    (0.7)%     16.6 %     1.3 %     9.1 %
     Gain on sale of investments, net......    28.1 %     (0.7)%    14.8 %    (2.7)%
     Depreciation and amortization.........    12.5 %     14.9 %    13.1 %    15.4 %
     Interest expense......................    21.4 %     39.5 %    22.5 %    40.3 %
     Interest income.......................    (0.6)%     (0.9)%    (0.8)%    (0.9)%
                                              -----      -----     -----     -----
     Total expenses........................   125.5 %    131.5 %   115.9 %   128.2 %

Loss before benefit for income taxes,
     discontinued operations,
     extraordinary item, and
     cumulative effect of
     change in accounting principle........   (25.5)%    (31.5)%   (15.9)%   (28.2)%
Benefit for income taxes...................   (10.0)%     (6.3)%    (6.5)%    (7.9)%
                                              -----      -----     -----     -----

Loss before discontinued operations,
     extraordinary item, and cumulative
     effect of change in accounting
     principle.............................   (15.5)%    (25.2)%    (9.4)%   (20.3)%
                                              =====      =====      ====     =====

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     The following Management's Discussion and Analysis of the financial results for the three months ended June 30, 2001 compared to June 30, 2000 have been recast to reflect the revised income statement format being presented which began for the year ended December 31, 2000. This recast reflects that the units sold during the year ended December 31, 2000, as well as the units sold during the six months ended June 30, 2001, are discontinued operations. The units sold during the year ended December 31, 2000 were our unemployment compensation, workers' compensation, workers' compensation managed care organization, and self-funded units. The units sold during the six months ended June 30, 2001 are our small group, Taft-Hartley, and managing general underwriter business units.

     Revenues for the three months ended June 30, 2001 increased $2.2 million, or 32.6%, to $8.9 million from $6.7 million in 2000. This increase is due to an increase of $0.7 million in revenues from continuing customers and $1.5 million in revenues from new customers of PlanVista Solutions.

     Personnel expense for the three months ended June 30, 2001 increased $0.2 million, or 9.1%, to $2.3 million from $2.1 million in 2000. Our salaries and wages increased to meet the demands of the new customer revenues. Personnel expenses decreased to 25.2% of operating revenues compared to 31.6% for the first quarter of 2000 due to economies of scale associated with our operations.

     General and administrative expense for the three months ended June 30, 2001 increased $1.5 million, or 77.2%, to $3.5 million from $2.0 million for the three months ended June 30, 2000. This increase was primarily attributable to postage, office supplies, printing, electronic imaging and network costs supporting our increased revenues, an increase in bad debt expense, and increased legal and other costs associated with our divestitures and restructuring activities.

     During the three months ended June 30, 2001, we sold all of our shares of HealthAxis Inc. stock and realized a net pretax loss on the sale of approximately $2.5 million.

     Other income for the three months ended June 30, 2001 was $0.1 million compared to other expense of $1.1 million for the three months ended June 30,
2000.   During the second quarter of 2000, we recorded a total of $1.1 million in legal, financial advisory, and other fees associated with the termination of our merger agreement with UICI.

     Interest expense for the three months ended June 30, 2001 decreased to $1.9 million from $2.7 million in 2000. This decrease resulted primarily from a decreased average outstanding balance of debt of $33.8 million on our line of credit partially offset by an increased average interest rate of 330 basis points on our Second Amended and Restated Credit Agreement ("the Credit Agreement") due to the amended terms of the credit facility (see Note 3).

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Revenues for the six months ended June 30, 2001 increased $4.6 million, or 37.7%, to $16.9 million from $12.3 million for the same period in 2000. This increase was due to an increase of $2.5 million in revenues from existing customers and $2.1 million in revenues from new customers.

     Personnel expense for the six months ended June 30, 2001 increased $0.3 million, or 6.1%, to $4.6 million from $4.3 million for the same period in 2000. Our salaries and wages increased to meet the demands of the new customer revenues. Personnel expenses decreased to 27.3% of operating revenues for the six months ended June 30, 2001 compared to 35.4% for the first six months of 2000 due to economies of scale associated with our operations.

     General and administrative expense for the six months ended June 30, 2001 increased $2.5 million, or 66.8%, to $6.2 million from $3.7 million for the six months ended June 30, 2000. This increase was primarily attributable to postage, office supplies, printing, electronic imaging and network costs supporting our increased revenues, an increase in bad debt expense, and increased legal and other costs associated with our divestitures and restructuring.

     During the three months ended June 30, 2001, we sold all of our shares of HealthAxis Inc. stock and realized a net pretax loss on the sale of approximately $2.5 million.

     Other expense for the six months ended June 30, 2001 was $0.2 million
compared to $1.1 million for the six months ended June 30, 2000.    Other
expense for the six months ended June 30, 2001 reflected the decline in the market value of our swap agreements since December 31, 2000. We recorded this expense upon our adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." During the six months ended June 30, 2000, we recorded a total of $1.1 million in legal, financial advisory, and other fees associated with the termination of our merger agreement with UICI.

     Interest expense for the six months ended June 30, 2001 decreased to $3.8 million from $4.9 million in 2000. This decrease resulted primarily from decreased average outstanding balance of debt of $33.8 million on our line of credit partially offset by an increased average interest rate of 330 basis points on our Second Amended and Restated Credit Agreement ("the Credit Agreement") due to the amended terms of the credit facility (see Note 3).

  We recorded an extraordinary loss of $1.0 million net of taxes related to our credit facility during the three months ended June 30, 2000 (see Note 3). This loss represented $1.5 million of pre-tax non-interest fees and expenses connected with the prior facility, which were previously subject to amortization over five years.


B.   LIQUIDITY AND CAPITAL RESOURCES

First paragraph of liquidity

     Approximately $65 million relating to our credit facility is due on August 31, 2001. We are negotiating an extension of this term with our current lenders. We are also attempting to raise additional equity or subordinated debt through a series of private placements. However, there can be no assurance that we will obtain the necessary financing commitments by the due date of this debt or any extension thereof. In the event we do not complete the refinancing actions above, we will pursue other strategic alternatives which may include refinancing with other bank groups, a merger or sale of the business. If we are unable to complete the refinancing transactions described above or consummate an alternative strategic transaction, there will be substantial doubt about the Company's ability to continue as a going concern.

     On June 8, 2000, we closed on the Credit Agreement. The Credit Agreement provided for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing June 30, 2000. Repayments of $500,000 were required each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. The revolving credit facility has a final maturity date of August 31, 2001. Interest rates vary from the higher of (a) the Prime Rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3%. The Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility, plus certain administrative fees and an annual commitment fee of .25% for letters of credit and unused commitments. We capitalized approximately $1.4 million of bank fees relative to the Credit Agreement. Under the loan terms, we must maintain certain financial covenants for revenue and EBITDA as defined in the Credit Agreement. We are also restricted in capital expenditures and are subject to repayment with proceeds of certain future activities such as sale of certain assets and public offerings. During the three months ended June 30, 2001, we paid interest of $1.0 million and principal of $2.0 million on the Credit Agreement. As of June 30, 2001, the balance outstanding under the Credit Agreement was $64.7 million. On June 29, 2000, September 12, 2000, September 29, 2000, October 19, 2000, and December 8, 2000, we signed Limited Waivers and consents related to the disposition of assets and certain payment and other covenant requirements.

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

     The First Amendment requires certain prepayments upon the receipt of tax refunds, debt refinancing proceeds or the proceeds of new equity issuances and revises various other provisions relating to covenants and defined defaults. Additionally, the First Amendment required us to retain the services of an investment banker by April 30 to assist us with refinancing. The First Amendment also required that in the event the third party administration business was not sold or otherwise disposed of before May 30, we were to prepare and submit by June 6, 2001 for approval of the Lenders a detailed plan for the alternate disposition of such business.

     As of April 16, 2001, we signed a Second Amendment and Limited Waiver and Consent ("the Second Amendment") which removed from the Credit Agreement certain requirements that could have affected our ability to draw on the revolving credit facility at the level to which it was frozen in the First Amendment. The Second Amendment became effective concurrently with the First Amendment.

     On July 2, 2001, the Company executed the Third Amendment and Limited Waiver to the Credit Agreement (the "Third Amendment") with its bank group and certain other parties. The Third Amendment provided for, among other things, (a) permission for the Company to issue Common Stock to the certain investment accounts managed by DePrince, Race and Zollo, Inc. for $3.3 million, (b) permission for the Company to use those funds to satisfy certain post-closing obligations to HPHI in connection with the sale of the TPA and MGU Businesses,
(c) the postponement of certain scheduled payments of principal until August 31, 2001, (d) a 100 basis point increase in the interest rate, and (e) the delivery of 75,000 of Common Stock to the bank group in consideration for their consent to the Third Amendment.

     On June 18, 2001 PlanVista Corp. completed the sale of its Third Party Administration and Managing General Agent Underwriter business units to HPHI. The Third Party Administration business includes the Small Group Business operations and its associated data processing facilities based in Tampa, Florida, as well as the Taft-Hartley businesses that operate under the names ABPA and SNA, based in El Monte, California and Las Vegas Nevada, respectively. The Managing General Agent Underwriter business is Philadelphia based Montgomery Management Corporation.

     In connection with the non-cash transaction, HPHI assumed approximately $40 million in working capital deficit of the acquired businesses, $5 million of which was offset by a long-term convertible subordinated note from us. This note is convertible into shares of the Company's common stock at the option of HPHI at any time prior to maturity. In addition, any unpaid principal and accrued interest under the note shall automatically convert to shares of the Company's common stock upon the completion of a financing transaction where the Company sells a minimum of $17,500,000 of its capital stock or which involves the sale of a controlling interest in the Company or the sale of all or substantially all of the Company's assets. Under the terms of the note the Company also has the option of paying interest in shares of common stock. The note contains certain provisions which ensure that HPHI will receive, after the conversion and sale of shares received under the note, sufficient funds from the gross sales proceeds of such shares as to equal the amount outstanding under the note plus any accrued interest which remains unpaid at the time of the conversion. Under such provisions, depending on the market value of the shares at the time of such conversion and subsequent sale by HPHI, the Company may be required to issue additional shares to HPHI. In addition at closing, the Company issued 709,757 shares of the Company's treasury stock to offset an additional $5 million of the assumed deficit. In connection with the issuance of these shares, the Company entered into a Registration Rights Agreement in favor of HPHI for the registration of such shares and any shares issuable under the terms of the note. The purchase agreement contains customary representations and warranties and cross indemnity provisions.

     In April 2001, we sold all of our shares of HealthAxis Inc. stock and used the proceeds of $0.9 million to reduce outstanding debt under our Credit Agreement. We spent $0.6 million for capital expenditures during the six months ended June 30, 2001, including expenditures related to discontinued operations.

     On July 6, 2001 the Company completed a $3.8 million private placement of its common stock at a 15% discount to the 10 day trading average through July 2, 2001. The purchaser of these securities were certain investment funds managed by DePrince Race and Zollo, Inc., an investment management firm in which director John Race is one of the principals. This transaction is the first part of a private placement to accredited investors identified by the Company's investment banker William Blair & Company, the balance of which will be used to assist the Company in refinancing its credit facility that matures on August 31, 2001. The net proceeds from this private placement were used to satisfy certain pre-closing obligations connected with the Company's recent divestiture of its Third Party Administration and Managing General Agent Underwriter business units to HPHI. In connection with the placement the Company issued unregistered shares of its common stock and has agreed to register such shares within 30 days of the date of the issuance.

     The Company also issued 75,000 shares of its common stock to HPHI in connection with a letter agreement dated July 2, 2001 between HPHI and the Company settling certain payment obligations relating to the Closing of the HPHI transaction and including terms for the payment in full of the pre-closing liabilities of the Company. Additionally, in connection with extending certain payment obligations with its lenders which were due June 30 and July 31, the Company issued 75,000 shares of its common stock to its lenders pursuant to the terms of a Third Amendment and Limited Waiver amending the Company's credit facility with its senior lenders. The Company has agreed to promptly register the shares issued to its lenders and to HPHI.

     Subject to completion of our equity raise and debt refinancing and based upon current expectations, we believe that all consolidated operating and financing obligations for the next twelve months will be met from internally generated cash flow from operations, available cash, and our anticipated issuance of equity or debt securities. If the Company is unable to secure the financing transactions described above, there could be substantial doubt about the Company's ability to continue as a going concern.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We are subject to interest rate risk on our existing Credit Agreement and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on our notes issued to C G Insurance Services, Inc., the former owner of CENTRA HealthPlan LLC, to New England Financial, and certain equipment notes. Our variable rate debt relates to borrowings under our Credit Agreement. See "Liquidity and Capital Resources."

     The following table presents the future principal payment obligations (in thousands) and weighted-average interest rates associated with our existing long-term debt instruments, assuming our actual level of long-term indebtedness of $64.7 million as of June 30, 2001:

                              2001      2002     2003     2004     2005    THEREAFTER
Long-Term Debt Fixed
  Rate (weighted average
  interest rate of 6.43%)    $ 1,171   $1,045   $5,363   $1,376   $1,382       $691

Variable Rate (weighted)
  average interest rate
  of 11.3%                   $64,662


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

     In January 1997, our former subsidiary, HealthPlan Services, Inc. ("HPSI"), began providing marketing and administrative services for health plans of TMG Life Insurance Company (now known as Clarica Life Insurance Company), with Connecticut General Life Insurance Company ("CIGNA Re") acting as the reinsurer. In January 1999, insureds under this coverage were notified that coverage would be canceled beginning in July 1999. Substantially all coverage under these policies terminated on or before December 31, 2000.

     In July 1999, Clarica asserted a demand against HPSI for claims in excess of $7 million for breach of contract and related claims, and HPSI asserted breach of contract and various other claims against Clarica. In the third quarter of 1999, we recorded a reserve for the Clarica claim and other claims. In April 2000, Clarica and CIGNA Re jointly submitted a demand for consolidated arbitration in connection with these claims and claims submitted by CIGNA Re for approximately $6 million. The demand for arbitration was subsequently withdrawn, without prejudice to refile separate demands. On April 28, 2000, HPSI filed a claim against CIGNA Re in the Circuit Court for Hillsborough County, Florida. The claim alleges that CIGNA Re breached its duty of good faith and fair dealing in connection with the performance of its agreement with HPSI. CIGNA Re removed the proceeding to the United States District Court for the Middle District of Florida. Subsequently, HPSI and CIGNA Re agreed that the claim was subject to arbitration, and on August 17, 2000 the court entered an order staying the case, pending arbitration. On or around October 23, 2000, we settled the dispute with Clarica in consideration for our payment of $400,000. CIGNA Re commenced an arbitration proceeding on September 15, 2000, reasserting the claims first brought in the joint arbitration demand described above.

     Pursuant to a Stock Purchase Agreement dated April 1, 2001 between HealthPlan Services Corporation (n/k/a PlanVista Corporation) and HealthPlan Holdings, Inc., we sold HPSI and assumed the responsibility and liability and the right to any recoveries which may occur as a result of these proceedings. We intend to continue to pursue a vigorous defense related to the CIGNA Re claim. Since our last reporting of this legal proceeding in the Company's 10-Q Quarterly Report filed on May 11, 2001, we are currently preparing for arbitration of these claims.

     While the ultimate financial effect of these claims cannot be fully determined at this time, in the opinion of the management they will not have a material adverse effect on the accompanying financial statements.


Item 2.   Changes in Securities and Use of Proceeds.

     On June 18, 2001 we issued 709,757 shares of our treasury stock to HPHI in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, in connection with the sale of our TPA and MGU business. In connection with the issuance of these shares, the Company entered into a Registration Rights Agreement in favor of HPHI for the registration of such shares.

Item 4.   Submission of Matters to a Vote of Security Holders.

     At PlanVista Corporation's Annual Meeting of Stockholders, held on May 23, 2001, the stockholders of PlanVista Corporation elected nine directors to serve for the ensuing year or until their respective successors have been duly elected and qualified or until the earlier of their resignation or removal. The results of these votes were:

one director 11,550,294 votes for and 16,936 withheld, one director 11,550,394 votes for and 16,836 votes withheld, one director 11,556,160 votes for and 11,070 votes withheld, one director 11,555,075 votes for and 12,155 votes withheld, one director 11,556,160 votes for and 11,070 votes withheld, one director 11,555,044 votes for and 12,186 votes withheld, one director 11,550,405 votes for and 16,825 votes withheld, one director 11,550,405 votes for and 16,825 votes withheld, and one director 11,556,180 votes for and 11,050 votes withheld.

     The stockholders of PlanVista Corporation also approved an amendment to the 1996 Employee Stock Purchase Plan. The result of this vote was 11,526,134 votes for, 26,820 votes withheld and 14,276 votes abstained.


Item 5.   Other Information.

     The Company's senior lenders have waived the Company's default of certain payments and other provisions under the Company's Second Amended and Restated Credit Agreement, dated as of June 8, 2000, as further amended and modified by that First Amendment dated as of March 29, 2001. These waivers and deferrals were granted pursuant to a Second Amendment and Limited Waiver and Consent dated as of April 16, 2001, a Limited Waiver and Consent dated as of April 30, 2001, a Limited Waiver and Consent dated as of May 4, 2001, and a Limited Waiver and Extension dated as of June 15, 2001.

     On August 1, 2001 the Company filed an S-1 Registration Statement relating to the proposed offering and sale of up to 1,440,224 shares of Common Stock, $0.01 par value by certain stockholders of the Company named in the prospectus forming a part of the Registration Statement.

Item 6.   Exhibits and Reports On Form 8-K

     (b)  Reports on Form 8-K.

          On July 3, 2001, we filed a report on Form 8-K to announce the sale of our Third Party Administration and Managing General Agent Underwriter business units to HealthPlan Holdings, Inc., an affiliate of Sun Capital Partners, Inc.

          On July 6, 2001, we filed a report on Form 8-K with respect to the private placement of our stock.

                             PLANVISTA CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         PLANVISTA CORPORATION

Date:  August 14, 2001    /s/ Phillip S. Dingle
                          ------------------------------------------
                          Chairman and Chief Executive Officer
                          (Principal Executive Officer)


Date:  August 14, 2001    /s/ Donald W. Schmeling
                          ------------------------------------------
                          Chief Financial Officer
                          (Principal Financial Officer and Principal
                          Accounting Officer)