Form 10-Q
period 2001-09-30
PLANVISTA CORP
filed 2001-11-14
CIK 942319

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

Total number of shares of Common Stock outstanding as of November 1, 2001.

Common Stock................................................  15,327,943

                             PLANVISTA CORPORATION


                               Table of Contents

                                                                                                  Page No.
                                                                                                 ----------
Part I - FINANCIAL INFORMATION



Item 1.   Condensed Consolidated Balance Sheets
          September 30, 2001 (unaudited) and December 31, 2000.................................           2

          Condensed Consolidated Statements of Operations (unaudited)
          Three and Nine Months Ended September 30, 2001 and 2000..............................           3

          Condensed Consolidated Statements of Changes in
          Stockholders' Equity (Deficit)
          Nine Months Ended September 30, 2001 (unaudited).....................................           4

          Condensed Consolidated Statements of Cash Flows
          Nine Months Ended September 30, 2001 and 2000........................................           5
          (unaudited)

          Notes to Condensed Consolidated Financial Statements (unaudited).....................           6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations........................................          15

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk....................................................................          20

Part II - OTHER INFORMATION....................................................................          20

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                             PLANVISTA CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                                              September 30,      December 31,
                                                                                       2001              2000
                                                                              -------------      ------------
                                                                               (Unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents................................................   $         392      $        942
  Accounts receivable, net.................................................           8,440             6,854
  Prepaid expenses and other current assets................................             751               971
  Refundable income taxes..................................................             608             2,251
  Deferred taxes...........................................................               -             3,523
                                                                              -------------      ------------
      Total current assets.................................................          10,191            14,541
Property and equipment, net................................................           1,930             2,160

Other assets, net..........................................................           1,971             1,870
Deferred taxes.............................................................               -            25,895
Investments................................................................               -             2,411
Intangible assets, net.....................................................          29,750            30,783
Net noncurrent assets associated with discontinued operations..............               -            27,469
                                                                              -------------      ------------
      Total assets.........................................................   $      43,842      $    105,129
                                                                              =============      ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.........................................................   $       3,624      $      1,056
  Premiums payable to carriers.............................................               -                 4
  Commissions payable......................................................              75                27
  Accrued liabilities......................................................          10,565            16,970
  Current portion of long-term debt........................................          66,372            61,133
  Net current liabilities associated with discontinued operations..........               -            40,211
                                                                              -------------      ------------
      Total current liabilities............................................          80,636           119,401
Notes payable..............................................................           9,798             4,905
Other long-term liabilities................................................           1,106             1,163
                                                                              -------------      ------------
      Total liabilities....................................................          91,540           125,469
                                                                              -------------      ------------

Commitments and Contingencies
Stockholders' equity (deficit):
  Common stock, $0.01 par value, 100,000,000 shares authorized,
    15,406,584 issued at September 30, 2001 and,
    15,205,984 at December 31, 2000........................................             154               152
  Additional paid-in capital...............................................          93,529           110,417
  Treasury stock at cost, 79,174 at September 30, 2001
    and 1,519,400 shares at December 31, 2000..............................          (1,560)          (30,006)
  Retained deficit.........................................................        (139,821)         (100,293)
  Unrealized depreciation on investments available for sale,
    net of tax.............................................................               -              (610)
                                                                              -------------      ------------
      Total stockholders' deficit..........................................         (47,698)          (20,340)
                                                                              -------------      ------------
      Total liabilities and stockholders' equity...........................   $      43,842      $    105,129
                                                                              =============      ============

       The accompanying notes are an integral part of these consolidated financial statements.

                             PLANVISTA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands except per share data)

                                                                  For the Three Months Ended           For the Nine Months Ended
                                                                         September 30,                       September 30,
                                                                -------------------------------     -------------------------------
                                                                   2001                 2000           2001                 2000
                                                                   ----                 ----           ----                 ----
Operating revenues..........................................    $    7,886           $    7,127     $   24,793           $   19,403
                                                                ----------           ----------     ----------           ----------

Expenses:
  Agent commissions.........................................            70                   75            208                  210
  Personnel expenses........................................         2,071                1,880          6,681                6,224
  General and administrative................................         3,555                2,571          9,799                6,315
  Other expenses (income)...................................          (166)                   -             56                1,120
  Loss/(Gain) on sale of investments, net...................             -                    -          2,503                (332)
  Depreciation and amortization.............................         1,200                1,129          3,421                3,023
  Interest expense..........................................         2,265                2,428          6,065                7,375
  Interest income...........................................             -                  (69)          (128)                (179)
                                                                ----------           ----------     ----------           ----------
Total expenses..............................................         8,995                8,014         28,605               23,756
                                                                ----------           ----------     ----------           ----------

Loss before provision (benefit) for income taxes,
  discontinued operations, extraordinary loss, and
  cumulative effect of change in accounting principle.......        (1,109)                (887)        (3,812)              (4,353)
Provision (benefit) for income taxes........................        31,977                 (392)        30,880               (1,363)
                                                                ----------           ----------     ----------           ----------

Loss before discontinued operations, extraordinary
  loss, and cumulative effect of change in
  accounting principle......................................       (33,086)                (495)       (34,692)              (2,990)
Gain (loss) from discontinued operations, net
  of tax....................................................             -                1,376           (344)               2,383
Loss from the sale of discontinued operations,
  net of tax................................................        (1,826)             (36,364)        (4,445)             (36,364)
Extraordinary loss, net of tax..............................             -                    -              -                 (954)
Cumulative effect of change in accounting
  principle, net of tax.....................................             -                    -            (47)                   -
                                                                ----------           ----------     ----------           ----------
Net loss....................................................    $  (34,912)          $  (35,483)    $  (39,528)          $  (37,925)
                                                                ==========           ==========     ==========           ==========

Basic and diluted (loss) earnings per share of
  Common Stock:
  Loss from continuing operations...........................    $    (2.16)          $    (0.04)    $    (2.43)          $    (0.22)
  (Loss) earnings from discontinued operations..............             -                 0.10          (0.02)                0.17
  Loss from sale of discontinued operations.................         (0.12)               (2.66)         (0.31)               (2.66)
  Extraordinary loss........................................             -                    -              -                (0.07)
  Cumulative effect of change in accounting principle.......             -                    -          (0.01)                   -
                                                                ----------           ----------     ----------           ----------
  Net loss..................................................    $    (2.28)          $    (2.59)    $    (2.77)          $    (2.77)
                                                                ==========           ==========     ==========           ==========
Basic and diluted weighted average number
  of shares outstanding.....................................        15,294                3,683         14,279               13,677
                                                                ==========           ==========     ==========           ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                             PLANVISTA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      (in thousands except share amounts)


                                                                                                         Unrealized
                                                                                                        Depreciation
                                              Voting        Additional                                 on Investments
                                              Common         Paid-in        Treasury      Retained        Available
                                               Stock         Capital          Stock        Deficit         for Sale        Total
                                             --------      -----------     ----------    -----------   --------------    ----------
Balance at December 31, 2000..............   $    152      $   110,417     $  (30,006)   $  (100,293)  $         (610)   $  (20,340)

Issuance of 8,725 shares in connection
  with the directors' compensation
  plan (unaudited)........................          -               57              -              -                -            57
Issuance of 2,574 shares in connection
  with the employee stock purchase
  plan (unaudited)........................          1               20              -              -                -            21
Issuance of 189,301 shares in connection
  with stock option plans (unaudited).....          1              480              -              -                -           481
Issuance of 811,726 shares to HealthPlan
  Holdings, Inc. (unaudited)..............          -           (9,425)        16,039                               -         6,614
Issuance of 553,500 shares to DRZ Funds
  (unaudited).............................          -           (7,127)        10,925              -                -         3,798
Issuance of 75,000 shares to FUNB
  (unaudited).............................          -             (893)         1,482              -                -           589
Net loss (unaudited)......................          -                -              -        (39,528)               -       (39,528)
  available for sale (unaudited)..........          -                -              -              -              610           610
                                             --------      -----------     ----------    -----------   --------------    ----------
Balance at September 30, 2001
(unaudited)...............................   $    154      $    93,529     $   (1,560)   $  (139,821)  $          -0-    $  (47,698)
                                             ========      ===========     ==========    ===========   ==============    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             PLANVISTA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                              For the Nine Months Ended
                                                                                     September 30,
                                                                        -------------------------------------
                                                                                2001                     2000
                                                                        ------------             ------------
Cash flows from operating activities:
   Net loss.........................................................    $    (39,528)            $    (37,925)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation.....................................................           1,643                    4,267
   Amortization.....................................................           2,943                    7,403
   Loss (gain) on sale of investments...............................           2,503                     (332)
   Loss on sale of discontinued operations..........................           1,213                   36,364
   Deferred taxes...................................................          29,418                    2,501
Changes in assets and liabilities:
   Restricted cash..................................................              --                        3
   Accounts receivable..............................................           1,913                     (729)
   Refundable income taxes..........................................           1,643                       --
   Prepaid expenses and other current assets........................            (959)                     119
   Other assets.....................................................          (1,379)                    (158)
   Accounts payable.................................................           3,074                   (1,655)
   Premiums payable to carriers.....................................          (2,723)                   3,759
   Commissions payable..............................................            (672)                  (1,279)
   Deferred revenue.................................................            (262)                     (55)
   Accrued liabilities..............................................          (9,296)                  (9,467)
   Income taxes payable.............................................              --                   (4,414)
   Other long-term liabilities......................................             (57)                      --
                                                                        ------------             ------------
      Net cash used in operating activities.........................         (10,526)                  (1,598)
                                                                        ------------             ------------

Cash flows from investing activities:
   Purchases of property and equipment..............................            (320)                  (4,560)
   Cash paid for acquisitions net of cash acquired..................              --                   (3,054)
   Proceeds from sale of investments................................             518                      936
   Proceeds from sale of assets.....................................              --                   22,623
                                                                        ------------             ------------
      Net cash provided by investing activities.....................             198                   15,945
                                                                        ------------             ------------

Cash flows from financing activities:
   Cash overdraft...................................................             825                    3,678
   Net borrowings (payments) under line of credit...................           3,763                  (17,670)
   Net borrowings (payments) on other debt..........................           1,350                     (383)
   Proceeds from Common Stock issued................................           4,300                       28
                                                                        ------------             ------------
      Net cash provided by (used in) financing activities...........          10,238                  (14,347)
                                                                        ------------             ------------

Net decrease in cash and cash equivalents...........................             (90)                      --
Cash and cash equivalents at beginning of period....................             482                       --
                                                                        ------------             ------------

Cash and cash equivalents at end of period..........................    $        392             $         --
                                                                        ============             ============

Supplemental disclosure of cash flow information:
   Cash paid for interest...........................................    $      4,550             $      7,442
                                                                        ============             ============

   Net (refunds received) paid for income taxes.....................    $     (3,029)            $        282
                                                                        ============             ============

Noncash investing and financing activities:
Sale of business units
   Notes issued.....................................................    $      5,000
   Common Stock issued..............................................    $      7,203

 The accompanying notes are an integral part of these consolidated financial statements.

PLANVISTA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2001


1.       Description of Business and Organization

         PlanVista Corporation, formerly known as HealthPlan Services Corporation (together with its direct and indirect wholly owned subsidiaries, "PlanVista" or "Company") is a leading provider of technology-enabled medical cost management solutions for the healthcare industry. We provide integrated national Preferred Provider Organization (sometimes called PPO) network access, electronic claims repricing, and claims and data management services to health care payers and provider networks. In June 2000 PlanVista initiated a plan of reorganization designed to divest certain of its underperforming and non-growth businesses and to reduce and refinance its credit facility. Effective June 18, 2001, PlanVista sold the last of these non-strategic businesses (as further described below) and is now pursuing the restructuring of its remaining debt. The majority of this debt matured on August 31, 2001. Effective September 1, 2001 we entered into a Forbearance Agreement ("Forbearance Agreement") with our lending group that gives the Company until December 15, 2001 to repay or restructure this debt. The Company does not expect to generate sufficient cash flows from operations to repay amounts due under the credit facility on December 15, 2001. We are negotiating with our lending group to restructure the credit facility. We continue to pursue other strategic alternatives that may include refinancing with other bank groups, a merger or sale of the business. If the Company is unable to complete the restructuring of its credit facility or secure alternative financing transactions or consummate an alternative strategic transaction, there will be substantial doubt about the Company's ability to continue as a going concern.

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

         In connection with this non-cash transaction, Sun Capital's affiliate assumed approximately $40 million in working capital deficit of the acquired businesses, $5 million of which was offset by a long-term convertible subordinated note. This note is convertible into shares of the Company's common stock at the option of HealthPlan Holdings, Inc. ("HPHI") at any time prior to maturity. In addition, any unpaid principal and accrued interest under the note shall automatically convert to shares of the Company's common stock upon the completion of a financing transaction where the Company issues a minimum of $17,500,000 of its capital stock, or its equivalent, to reduce its bank debt or which involves the sale of a controlling interest in the Company or the sale of all or substantially all of the Company's assets. Under the terms of the note the Company also has the option of paying interest in shares of common stock. The note contains certain provisions which ensure that HPHI will receive, after the conversion and sale of shares received under the note, sufficient funds from the gross sales proceeds of such shares as to equal the amount outstanding under the note plus any accrued interest which remains unpaid at the time of the conversion. Under such provisions, depending on the market value of the shares at the time of such conversion and subsequent sale by HPHI, the Company may be required to issue additional shares to HPHI. In addition, at the closing of the sale to HPHI, the Company issued 709,757 shares of the Company's treasury stock to offset an additional $5 million of the assumed deficit. The purchase agreement contains customary representations, warranties, and cross indemnity provisions. In connection with the issuance of these shares, the Company entered into a Registration Rights Agreement in favor of HPHI for the registration of such shares and any shares issuable under the terms of the note. As required by the Registration Rights Agreement, dated June 18, 2001, the Company filed a registration statement with the Securities and Exchange Commission covering such shares within 45 days of the date of the Registration Rights Agreement. However, such registration statement is not yet effective and, pursuant to the terms of the Registration Rights Agreement, the failure to get such registration statement effective within 105 days of the date of the Registration Rights Agreement (the "Registration Benchmark") gives HPHI the right to redeem for cash a number of the shares covered by such registration statement equal to one hundred thousand dollars ($100,000.00) divided by the average closing price of the Company's Common Stock on the New York Stock Exchange during the ten (10) trading days immediately preceding the last trading day prior to the Registration Benchmark. This right to redeem re-occurs every fifteenth day after the Registration Benchmark while the registration statement is not yet effective. Pursuant to the Registration Rights Agreement, HPHI made demand for redemption after the Company failed to get the required registration statement effective prior to the Registration Benchmark. The Company, however, is not permitted to redeem the shares at this time under the terms of its Credit Agreement, and, in such event, according to the terms of the Registration Rights Agreement, the Company shall issue a number of additional shares to HPHI equal to one hundred thousand dollars ($100,000.00) divided by the average closing price of the Company's Common Stock on the New York Stock Exchange during the ten (10) trading days immediately preceding the last trading day prior to the Registration Benchmark, or the applicable fifteenth day redemption right period thereafter, provided that the total shares of Common Stock so issued as a result of all such benchmark failures shall not exceed 100,000 shares of the Company's Common Stock. Such issuances shall be in lieu of HPHI's right to redemption. In addition to such issuances, if the shares are not registered pursuant to an effective registration statement by December 31, 2001, then upon such date and each fifteenth day thereafter until such shares become registered pursuant to an effective registration statement, the Company shall deliver to HPHI 10,000 shares of its Common Stock according to the terms of the Registration Agreement provided that the total issuable shares as a result of such issuances shall not exceed 100,000.

         In connection with the transaction between the Company and Sun Capital Partners, the Company can incur additional liabilities in a subsequent period of up to sixty days for any purchase price adjustments that become known to the parties. We are currently negotiating with Sun Capital Partners to finalize any purchase price adjustments associated with this sale. We do not believe that the final settlement will have a material impact on our financial condition or results of operations.

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


         Earnings Per Share

         Basic earnings per share is calculated by dividing the income or loss available to common stockholders by the weighted average number of shares outstanding for the period, without consideration for common stock equivalents. The calculation of diluted earnings per share reflects the effect of outstanding options and warrants using the treasury stock method, unless antidilutive.

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


         Restructure Charges

         During the first quarter of 2001, PlanVista recorded a total of $0.5 million in restructuring costs reflecting a reduction in its Tampa, Florida workforce related to its small group business. The costs reflect a reduction of approximately 40 employees in management and claims administration. Because these costs relate to PlanVista's third party administration business, they have been classified as discontinued operations in the Condensed Consolidated Statements of Operations. At September 30, 2001, a balance of $0.1 million remained to be paid for severance costs.

         During the first quarter of 2000, PlanVista recorded a total of $0.8 million in restructuring costs for the closure of a facility in Merrimack, New Hampshire and other reductions in PlanVista's workforce. The costs reflected employee and lease terminations. PlanVista terminated 75 employees in management and claims administration. Because these costs related to PlanVista's small group business, they have been classified as discontinued operations in the Condensed Consolidated Statement of Operations. During the fourth quarter of 2000, PlanVista recorded a total of $1.4 million in restructuring costs for unused space in PlanVista's Tampa, Florida headquarters and Honolulu, Hawaii office. The restructure reflects the termination of 27 employees in claims administration. At September 30, 2001, a balance of $1.1 million remained to be paid related to lease payments on unused space.

         A summary of restructure charges is as follows (in thousands):

                                                            Original Charge
                                                            2001         2000
                                                          --------     --------
Severance and related costs                               $    542     $    756
Office closure costs                                             -        1,394
                                                          --------     --------
  Restructure charge                                           542        2,150
Amounts paid - 2000                                                        (556)
Amounts paid - 2001                                           (422)        (526)
                                                          --------     --------
Remaining liability - December 31, 2000                                $  1,594
                                                          --------     ========
Remaining liability - September 30, 2001                  $    120     $  1,068
                                                          ========     ========

         Income Taxes

         The Company recognizes deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Due to cumulative losses in recent years, the Company recorded a valuation allowance of $32 million during the third quarter of 2001 on net deferred tax assets.

         Derivative Financial Instruments

         PlanVista uses derivative financial instruments including interest rate swaps principally in the management of its interest rate exposures. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense.

         We manage interest rate risk on our variable rate debt by using an interest rate swap agreement. The agreement, which expires in December 2001, effectively converts $15.0 million of variable rate debt under the Credit Agreement to fixed rate debt at a weighted average rate of 5.45%.

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." PlanVista adopted SFAS 133 in the first quarter of 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. During the nine months ended September 30, 2001, PlanVista recorded a $0.1 million pretax change in the market value of the interest rate swaps from December 31, 2000. It also recorded a $47,000 expense, net of taxes, as a cumulative effect of change in accounting principle representing the fair value of the interest rate swaps at January 1, 2001.


3.       Notes Payable and Credit Facility

         As part of the business strategy described in Note 1, the Company has been pursuing the restructure of its credit facility. Approximately $65 million relating to the Company's current credit facility matured on August 31, 2001. Effective September 1, 2001 the Company entered into a Forbearance Agreement with its lending group. Under the terms of the Forbearance Agreement we have until December 15, 2001 to repay the amounts due under the credit facility or to restructure the credit facility. During the term of the Forbearance Agreement interest accrues at an annual interest rate equal to prime plus 6.0%. Interest is payable monthly at prime plus 1.0% per annum. The difference between the accrual rate of interest and the rate paid is due at the termination of the Forbearance Agreement. In addition, we are required to repay accrued and unpaid interest as of August 31, 2001 (totaling approximately $1.0 million) and are required to achieve minimum cash collection levels and maximum cash disbursements as defined in the Forbearance Agreement. The Forbearance Agreement was amended effective September 30, 2001 to defer repayment of unpaid interest existing as of August 31, 2001. The Forbearance Agreement was further amended effective October 19, 2001 to eliminate the requirement to provide a resolution by October 19, 2001 from our board of directors approving a refinancing of the credit facility or a sale of the Company, and to defer the required October 31, 2001 interest payments until November 11, 2001. We reached an agreement in principle with the lending group to further amend the Forbearance Agreement effective November 11, 2001 to (1) waive until December 15, 2001, the interest payments due October 31, 2001 and November 30, 2001, and (2) revise the priority order of mandatory prepayments of excess cash collections as defined in the Forbearance Agreement. We are in compliance with the terms of the Forbearance Agreement, as amended. The Company does not expect to generate sufficient cash flows from operations to repay amounts due under the credit facility on December 15, 2001. We are negotiating with our lending group to restructure the credit facility. We continue to pursue other strategic alternatives that may include refinancing with other bank groups, a merger or sale of the business. If the Company is unable to complete the restructuring of its credit facility or secure alternative financing transactions or consummate an alternative strategic transaction, there will be substantial doubt about the Company's ability to continue as a going concern.

         On June 8, 2000, PlanVista closed on its Second Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provided for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing June 30, 2000. Repayments of $500,000 were required each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. As described above the revolving credit facility matured August 31, 2001. Interest rates vary from the higher of (a) the Prime Rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3%. The Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility, plus certain administrative fees and an annual commitment fee of .25% for letters of credit and unused commitments. PlanVista capitalized approximately $1.4 million of bank fees related to the Credit Agreement. Under the loan terms, PlanVista must maintain certain financial covenants for revenue and EBITDA as defined in the Credit Agreement. PlanVista is also restricted in capital expenditures and is subject to repayment with proceeds of certain future activities such as sale of certain assets and public offerings. As of September 30, 2001, the balance outstanding under the Credit Agreement was $64.7 million plus accrued and unpaid interest and fees of $2.0 million. During the nine months ended September 30, 2001, PlanVista paid interest of $3.7 million and principal of $2.0 million on the Credit Agreement. On June 29, 2000, September 12, 2000, September 29, 2000, October 19, 2000, and December 8, 2000, PlanVista signed Limited Waivers and Consents related to the disposition of assets and certain payment and other covenant requirements.

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

         In June 2001, Ronald Davi drew in full on a letter of credit in his favor in the amount of $2.0 million. Such amount is included in the obligations owed to our lending group at September 30, 2001.

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

         PlanVista has additional notes of $11.0 million relating to a 1993 acquisition, a 1998 acquisition, equipment purchases and related to the HealthPlan Holdings transaction.

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

         As of September 30, 2001, the Company was in default of its $4.0 million notes payable to CENTRA Benefit Services, Inc. (CENTRA). This obligation related to a 1998 acquisition of the Company. The default was caused by the failure by PlanVista to make interest payments due under such notes. The Company is in discussion with CENTRA to negotiate a settlement to cure the default.

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

         Summarized financial position and operating results of the discontinued business units as of September 30, 2001 and December 31, 2000 and for the three and nine month periods ended September 30, 2001and 2000, are as follows:

                                                                              For the Three Months Ended
                                                                     -------------------------------------------
                                                                     September 30, 2001       September 30, 2000
                                                                     ------------------       ------------------
Net revenues......................................................   $                0       $           39,974
                                                                     ==================       ==================

Income (loss) from discontinued operations
 before income tax expense (benefit)..............................   $                0       $            1,764
Income tax expense (benefit)......................................                    -                      388
                                                                     ------------------       ------------------

Income (loss) from discontinued operations........................   $                0       $            1,376
                                                                     ==================       ==================

Loss on sale of discontinued operations
 before income tax expense (benefit)..............................   $           (3,095)      $          (37,728)
Income tax (benefit)..............................................               (1,269)                  (1,364)
                                                                     ------------------       ------------------

Loss on sale of discontinued operations...........................   $           (1,826)      $          (36,364)
                                                                     ==================       ==================

                                                                              For the Nine Months Ended
                                                                     -------------------------------------------
                                                                     September 30, 2001       September 30, 2000
                                                                     ------------------       ------------------
Net revenues......................................................   $           36,427       $          129,617
                                                                     ==================       ==================

Income (loss) from discontinued operations
 before income tax expense (benefit)..............................   $             (509)      $            3,835
Income tax expense (benefit)......................................                 (165)                   1,452
                                                                     ------------------       ------------------

Income (loss) from discontinued operations........................   $             (344)      $            2,383
                                                                     ==================       ==================

Loss on sale of discontinued operations
 before income tax expense (benefit)..............................   $           (7,485)      $          (37,728)
Income tax (benefit)..............................................               (3,040)                  (1,364)
                                                                     ------------------       ------------------

Loss on sale of discontinued operations...........................   $           (4,445)      $          (36,364)
                                                                     ==================       ==================

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


6.       Litigation

         In the ordinary course of business, we may be a party to a variety of legal actions that affect any business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, and tort claims. In addition, because of the nature of other businesses we previously operated, we could be subject to a variety of legal actions relating to our business operations, including disputes alleging errors in claims administration, underwriting, or premium billing. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded.

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


7.       Other Comprehensive Income

         In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the third quarter period, was as follows (in thousands):

                                                        Three Months Ended            Nine Months Ended
                                                          September 30,                 September 30,
                                                    --------------------------    --------------------------
                                                        2001           2000           2001           2000
                                                        ----           ----           ----           ----
Net loss.........................................   $   (34,912)    $  (35,483)   $    (39,528)  $   (37,925)

Unrealized depreciation (appreciation) on
  investment available for sale..................             -            (63)            610        (2,117)
                                                    -----------     ----------    ------------   -----------

Comprehensive loss...............................   $   (34,912)    $  (35,546)   $    (38,918)  $   (40,042)
                                                    ===========     ==========    ============   ===========


8.       Shareholders' Equity

         On July 6, 2001, the Company completed a $3.8 million private placement of its common stock at a 15% discount to the 10 day trading average through July 2, 2001. The purchaser of these securities were certain investment funds managed by DePrince Race and Zollo, Inc., an investment management firm in which director John Race is one of the principals. The net proceeds from this private placement were used to satisfy certain pre-closing obligations connected with the Company's recent divestiture of its Third Party Administration and Managing General Agent Underwriter business units to HPHI. In connection with the placement the Company issued unregistered shares of its common stock and agreed to file a registration statement related to such shares within 30 days of the date of the issuance. These shares were included in the registration statement filed in connection with the shares issued in the sale to HPHI.

         The Company also issued 75,000 shares of its common stock to HPHI in connection with a letter agreement dated July 2, 2001 between HPHI and the Company settling certain payment obligations relating to the Closing of the HPHI transaction and including terms for the payment in full of the pre-closing liabilities of the Company. Additionally, in connection with extending certain payment obligations with its lenders which were due June 30 and July 31, the Company issued 75,000 shares of its common stock to its lenders pursuant to the terms of a Third Amendment and Limited Waiver amending the Company's credit facility with its senior lenders. The Company has agreed to promptly register the shares issued to its lenders and to HPHI. These shares were included in the registration statement filed in connection with the shares issued in the sale to HPHI.


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

Introduction

         The following is a discussion of changes in our consolidated results of operations for the three and nine months ended September 30, 2001 and 2000.

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

A.       RESULTS OF OPERATIONS

         The following is a discussion of material changes in our consolidated results of operations for the three and nine months ended September 30, 2001, compared to the same periods in 2000. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated:

                                                           Three Months Ended          Nine Months Ended
                                                               September 30,              September 30,
                                                          -----------------------    -----------------------
                                                               2001       2000            2001       2000
                                                               ----       ----            ----       ----
        Operating revenues.............................      100.0 %    100.0 %         100.0 %     100.0 %
        Expenses:
          Agent commissions............................        0.9 %      1.1 %           0.8 %       1.1 %
          Personnel expenses...........................       26.3 %     26.4 %          26.9 %      32.1 %
          General and administrative...................       45.1 %     36.1 %          39.5 %      32.5 %
          Other expense (income).......................       (2.1)%      0.0 %           0.2 %       5.8 %
          Loss (Gain) on sale of investments, net......        0.0 %      0.0 %          10.1 %      (1.7)%
          Depreciation and amortization................       15.2 %     15.8 %          13.8 %      15.6 %
          Interest expense.............................       28.7 %     34.1 %          24.5 %      38.0 %
          Interest income..............................        0.0 %     (1.0)%          (0.5)%      (0.9)%
                                                          ----------------------     -----------------------
             Total expenses............................      114.1 %    112.4 %         115.4 %     122.4 %

        Loss before provision (benefit) for
          income taxes, discontinued operations,
          extraordinary loss, and cumulative effect
          of change in accounting principle............      (14.1)%    (12.4)%         (15.4)%     (22.4)%
        Provisions (Benefit) for income taxes..........      405.5 %     (5.5)%        (124.6)%      (7.0)%
                                                          ----------------------     -----------------------

        Loss before discontinued operations,
          extraordinary loss, and cumulative effect
          of change in accounting principle............     (419.6)%     (6.9)%        (139.9)%     (15.4)%
                                                          ======================     =======================

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         The following Management's Discussion and analysis of the financial results for the three months ended September 30, 2001 compared to September 30, 2000 have been recast to reflect the revised income statement format being presented which began for the year ended December 31, 2000. This recast reflects that the units sold during the year ended December 31, 2000, as well as the units sold during the nine months ended September 30, 2001, are discontinued operations. The units sold during the year ended December 31, 2000 were our unemployment compensation, workers' compensation, workers' compensation managed care organization, and self-funded units. The units sold during the nine months ended September 30, 2001 are our small group, Taft-Hartley, and managing general underwriter business units.

         Revenues for the three months ended September 30, 2001 increased $0.7 million, or 9.9%, to $7.8 million from $7.1 million in 2000. This increase is due to a net decrease of $1.1 million in revenues from continuing customers and a net increase of $1.8 million in revenues from new customers of PlanVista Solutions.

         Personnel expense for the three months ended September 30, 2001 increased $0.2 million, or 9.1%, to $2.1 million from $1.9 million in 2000. Our salaries and wages increased to meet the demands of the new customer revenues. Personnel expenses decreased to 26.3% of operating revenues compared to 26.4% for the third quarter of 2000.

         General and administrative expense for the three months ended September 30, 2001 increased $1.0 million, or 38.3%, to $3.6 million from $2.6 million for the three months ended September 30, 2000. This increase was primarily attributable to network fees, electronic imaging, postage, office supplies, printing costs supporting our increased revenue, an increase in bad debt expense, and increased legal and other costs associated with our divestitures and restructuring activities.

         Interest expense for the three months ended September 30, 2001 decreased to $2.3 million from $2.4 million in 2000. This decrease resulted primarily from a decreased average outstanding balance of debt of $15.0 million on our line of credit partially offset by an increased average interest rate of 330 basis points on our Second Amended and Restated Credit Agreement ("the Credit Agreement") due to the amended terms of the credit facility (see Note 3).

         Provision for income taxes for the three months ended September 30, 2001 increased $32.4 million, to $32 million from a benefit of $.4 million for the three months ended September 30, 2000. This increase was due to the establishment of a $32 million valuation allowance on net deferred tax assets in 2001 as a result of cumulative losses in recent years, as required by SFAS 109.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         Revenues for the nine months ended September 30, 2001 increased $5.4 million, or 27.8%, to $24.8 million from $19.4 million for the same period in 2000. This increase was due to a net increase of $3.0 million in revenues from existing customers and $2.4 million in revenues from new customers.

         Personnel expense for the nine months ended September 30, 2001 increased $0.5 million, or 7.3%, to $6.7 million from $6.2 million for the same period in 2000. Our salaries and wages increased to meet the demands of the new customer revenues. Personnel expenses decreased to 26.9% of operating revenues for the nine months ended September 30, 2001 compared to 32.1% for the first nine months of 2000 due to economics of scale associated with our operations.

         General and administrative expense for the nine months ended September 30, 2001 increased $3.5 million, or 55.2%, to $9.8 million from $6.3 million for the nine months ended September 30, 2000. This increase was primarily attributable to network fees, electronic imaging, postage, office supplies and printing costs supporting our increased revenues an increase in bad debt expense, and increased legal and other costs associated with our divestitures and restructuring.

         Other expense for the nine months ended September 30, 2001 was $0.1 million compared to $1.1 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2000, we recorded a total of $1.1 million in legal, financial advisory, and other fees associated with the termination of our merger agreement with UICI.

         Interest expense for the nine months ended September 30, 2001 decreased to $6.1 million from $7.4 million in 2000. This decrease resulted primarily from decreased average outstanding balance of debt of $15.0 million on our line of credit partially offset by an increased average interest rate of 330 basis points on our Second Amended and Restated Credit Agreement ("the Credit Agreement") due to the amended terms of the credit facility (see Note 3).

     We recorded an extraordinary loss of $1.0 million net of taxes related to our credit facility during the nine months ended September 30, 2000 (see Note
3). This loss represented $1.5 million of pre-tax non-interest fees and expenses connected with the prior facility, which were previously subject to amortization over five years.

     Provision for income taxes for the nine months ended September 30, 2001 increased $32.4 million, to $31 million from a benefit of $1.4 million for the nine months ended September 30, 2000. This increase was due to the establishment of a $32 million valuation allowance on net deferred tax assets in 2001 as a result of cumulative losses in recent years, as required by SFAS 109


B.       LIQUIDITY AND CAPITAL RESOURCES

         Approximately $65 million relating to the Company's current credit facility matured on August 31, 2001. Effective September 1, 2001 the Company entered into a Forbearance Agreement with its lending group. Under the terms of the Forbearance Agreement we have until December 15, 2001 to repay in full the amounts due under the credit facility or to restructure the credit facility. During the term of the Forbearance Agreement interest accrues at an annual interest rate equal to prime plus 6.0%. Interest is payable monthly at prime plus 1.0% per annum. The difference between the accrual rate of interest and the rate paid is due at the termination of the Forbearance Agreement. In addition, we are required to repay accrued and unpaid interest as of August 31, 2001 (totaling approximately $1.0 million) and are required to achieve minimum cash collection levels and maximum cash disbursements as defined in the Forbearance Agreement. The Forbearance Agreement was amended effective September 30, 2001 to defer repayment of unpaid interest existing as of August 31, 2001. The Forbearance Agreement was further amended effective October 19, 2001 to eliminate the requirement to provide a resolution by October 19, 2001 from our board of directors approving a refinancing of the credit facility or a sale of the Company, and to defer the required October 31, 2001 interest payments until November 11, 2001. We reached an agreement in principle with the lending group to further amend the Forbearance Agreement effective November 11, 2001 to (1) waive until December 15, 2001, the interest payments due October 31, 2001 and November 30, 2001, and (2) revise the priority order of mandatory prepayments of excess cash collections as defined in the Forbearance Agreement. We are in compliance with the terms of the Forbearance Agreement, as amended. We do not expect to generate sufficient cash flows from operations to repay amounts due under the credit facility on December 15, 2001. We are negotiating with our lending group to restructure the credit facility. We continue to pursue other strategic alternatives that may include refinancing with other bank groups, a merger or sale of the business. If the Company is unable to complete the restructure of its credit facility with its lending group or secure a refinancing transaction or consummate an alternative strategic transaction, there will be substantial doubt about the Company's ability to continue as a going concern.

         On June 8, 2000, we closed on the Credit Agreement. The Credit Agreement provided for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing June 30, 2000. Repayments of $500,000 were required each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. As described above, the revolving credit facility matured August 31, 2001. Interest rates vary from the higher of (a) the Prime Rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3%. The Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility, plus certain administrative fees and an annual commitment fee of .25% for letters of credit and unused commitments. We capitalized approximately $1.4 million of bank fees relative to the Credit Agreement. Under the loan terms, we must maintain certain financial covenants for revenue and EBITDA as defined in the Credit Agreement. We are also restricted in capital expenditures and are subject to repayment with proceeds of certain future activities such as sale of certain assets and public offerings. During the three months ended June 30, 2001, we paid interest of $1.0 million and principal of $2.0 million on the Credit Agreement. As of September 30, 2001, the balance outstanding under the Credit Agreement was $64.7 million plus accrued and unpaid interest and fees of $2.0 million. On June 29, 2000, September 12, 2000, September 29, 2000, October 19, 2000, and December 8, 2000, we signed Limited Waivers and consents related to the disposition of assets and certain payment and other covenant requirements.

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

         On July 2, 2001, we executed the Third Amendment and Limited Waiver to the Credit Agreement (the "Third Amendment") with our lending group and certain other parties. The Third Amendment provided for, among other things, (a) permission for the Company to issue Common Stock to the DRZ Funds for $3.8 million, (b) permission for the Company to use those funds to satisfy certain post-closing obligations to HPHI in connection with the sale of the TPA and MGU Businesses, (c) the postponement of certain scheduled payments of principal until August 31, 2001, (d) a 100 basis point increase in the interest rate, and
(e) the delivery of 75,000 of Common Stock to the bank group in consideration for their consent to the Third Amendment.

         On June 18, 2001, we completed the sale of our Third Party Administration and Managing General Agent Underwriter business units to HPHI. The Third Party Administration business includes the Small Group Business operations and its associated data processing facilities based in Tampa, Florida, as well as the Taft-Hartley businesses that operate under the names ABPA and SNA, based in El Monte, California and Las Vegas, Nevada, respectively. The Managing General Agent Underwriter business is Philadelphia based Montgomery Management Corporation.

         In connection with the non-cash transaction, HPHI assumed approximately $40 million in working capital deficit of the acquired businesses, $5 million of which was offset by a long-term convertible subordinated note from us. This note is convertible into shares of the Company's common stock at the option of HPHI at any time prior to maturity. In addition, any unpaid principal and accrued interest under the note shall automatically convert to shares of the Company's common stock upon the completion of a financing transaction where the Company sells a minimum of $17,500,000 of its capital stock or which involves the sale of a controlling interest in the Company or the sale of all or substantially all of the Company's assets. Under the terms of the note the Company also has the option of paying interest in shares of common stock. The note contains certain provisions which ensure that HPHI will receive, after the conversion and sale of shares received under the note, sufficient funds from the gross sales proceeds of such shares as to equal the amount outstanding under the note plus any accrued interest which remains unpaid at the time of the conversion. Under such provisions, depending on the market value of the shares at the time of such conversion and subsequent sale by HPHI, the Company may be required to issue additional shares to HPHI. In addition at closing, the Company issued 709,757 shares of the Company's common stock to offset an additional $5 million of the assumed deficit. The purchase agreement contains customary representations and warranties and cross indemnity provisions. In connection with the issuance of these shares, the Company entered into a

Registration Rights Agreement in favor of HPHI for the registration of such shares and any shares issuable under the terms of the note. As required by the Registration Rights Agreement, dated June 18, 2001, the Company filed a registration statement with the Securities and Exchange Commission covering such shares within 45 days of the date of the Registration Rights Agreement. However, such registration statement is not yet effective and, pursuant to the terms of the Registration Rights Agreement, the failure to get such registration statement effective within 105 days of the date of the Registration Rights Agreement (the "Registration Benchmark") gives HPHI the right to redeem for cash a number of the shares covered by such registration statement equal to one hundred thousand dollars ($100,000.00) divided by the average closing price of the Company's Common Stock on the New York Stock Exchange during the ten (10) trading days immediately preceding the last trading day prior to the Registration Benchmark. This right to redeem re-occurs every fifteenth day after the Registration Benchmark while the registration statement is not yet effective. Pursuant to the Registration Rights Agreement, HPHI made demand for redemption after the Company failed to get the required registration statement effective prior to the Registration Benchmark. The Company, however, is not permitted to redeem the shares at this time under the terms of its Credit Agreement, and, in such event, according to the terms of the Registration Rights Agreement, the Company shall issue a number of additional shares to HPHI equal to one hundred thousand dollars ($100,000.00) divided by the average closing price of the Company's Common Stock on the New York Stock Exchange during the ten (10) trading days immediately preceding the last trading day prior to the Registration Benchmark, or the applicable fifteenth day redemption right period thereafter, provided that the total shares of Common Stock so issued as a result of all such benchmark failures shall not exceed 100,000 shares of the Company's Common Stock. Such issuances shall be in lieu of HPHI's right to redemption. In addition to such issuances, if the shares are not registered pursuant to an effective registration statement by December 31, 2001, then upon such date and each fifteenth day thereafter until such shares become registered pursuant to an effective registration statement, the Company shall deliver to HPHI 10,000 shares of its Common Stock according to the terms of the Registration Agreement provided that the total issuable shares as a result of such issuances shall not exceed 100,000.

         In April 2001, we sold all of our shares of HealthAxis Inc. stock and used the proceeds of $0.9 million to reduce outstanding debt under our Credit Agreement. We spent $0.6 million for capital expenditures during the nine months ended June 30, 2001, including expenditures related to discontinued operations.

         On July 6, 2001 the Company completed a $3.8 million private placement of its common stock at a 15% discount to the 10 day trading average through July 2, 2001. The purchaser of these securities were certain investment funds managed by DePrince Race and Zollo, Inc., an investment management firm in which director John Race is one of the principals. The net proceeds from this private placement were used to satisfy certain pre-closing obligations connected with the Company's recent divestiture of its Third Party Administration and Managing General Agent Underwriter business units to HPHI. In connection with the placement the Company issued unregistered shares of its common stock and has agreed to register such shares within 30 days of the date of the issuance. These shares were included in the registration statement filed in connection with the shares issued in the sale to HPHI.

         The Company also issued 75,000 shares of its common stock to HPHI in connection with a letter agreement dated July 2, 2001 between HPHI and the Company settling certain payment obligations relating to the Closing of the HPHI transaction and including terms for the payment in full of the pre-closing liabilities of the Company. Additionally, in connection with extending certain payment obligations with its lenders which were due June 30 and July 31, the Company issued 75,000 shares of its common stock to its lenders pursuant to the terms of a Third Amendment and Limited Waiver amending the Company's credit facility with its senior lenders. The Company has agreed to promptly register the shares issued to its lenders and to HPHI. These shares were included in the registration statement filed in connection with the shares issued in the sale to HPHI.

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

         The following table presents the future principal payment obligations (in thousands) and weighted-average interest rates associated with our existing long-term debt instruments, assuming our actual level of long-term indebtedness of $64.7 million as of September 30, 2001:

                                     2001       2002        2003        2004       2005     THEREAFTER
     Long-Term Debt Fixed
       Rate (weighted average
       interest rate of 5.27%)     $ 1,585    $  1,095    $  5,363    $  1,376   $  1,382     $   689

     Variable Rate (weighted
       average interest rate
       of 11.3%)                   $64,681

         Our primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest expense requirements and exceed financial covenants, and (iii) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

         We manage interest rate risk on our variable rate debt by using an interest rate swap agreement. The agreement, which expires in December 2001, effectively converts $15.0 million of variable rate debt under the Credit Agreement to fixed rate debt at a weighted average rate of 5.45%.

         While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, our management continues to evaluate our financial position on an ongoing basis.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In the ordinary course of business, we may be a party to a variety of legal actions that affect any business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, and tort claims. In addition, because of the nature of other businesses we previously owned, we could be subject to a variety of legal actions relating to our business operations, including disputes alleging errors in claims administration, underwriting, or premium billing. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded.

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

         Pursuant to a Stock Purchase Agreement dated April 1, 2001 between HealthPlan Services Corporation (n/k/a PlanVista Corporation) and HealthPlan Holdings, Inc., we sold HPSI and assumed the responsibility and liability and the right to any recoveries that may occur as a result of these proceedings. We intend to continue to pursue a vigorous defense related to the CIGNA Re claim. Since our last reporting of this legal proceeding in the Company's 10-Q Quarterly Report filed on or about August 14, 2001, we are currently preparing for arbitration of these claims.

         While the ultimate financial effect of these claims cannot be fully determined at this time, in the opinion of the management they will not have a material adverse effect on the accompanying financial statements.


Item 2.  Changes in Securities and Use of Proceeds.

         On June 18, 2001 we issued 709,757 shares of our common stock to HPHI in a private placement to offset an additional $5.0 million of deficit pursuant to Section 4(2) of the Securities Act of 1933, as amended, in connection with the sale of our TPA and MGU business. In connection with the issuance of these shares, the Company entered into a Registration Rights Agreement in favor of HPHI for the registration of such shares.

         On July 6, 2001, the Company completed a $3.8 million private placement of its common stock at a 15% discount to the 10 day trading average through July 2, 2001. The purchaser of these securities were certain investment funds managed by DePrince Race and Zollo, Inc., an investment management firm in which director John Race is one of the principals. The net proceeds from this private placement were used to satisfy certain pre-closing obligations connected with the Company's recent divestiture of its Third Party Administration and Managing General Agent Underwriter business units to HPHI. In connection with the placement the Company issued unregistered shares of its common stock and agreed to file a registration statement related to such shares within 30 days of the date of the issuance. These shares were included in the registration statement filed in connection with the shares issued in the sale to HPHI.

         The Company also issued 75,000 shares of its common stock to HPHI in connection with a letter agreement dated July 2, 2001 between HPHI and the Company settling certain payment obligations relating to the Closing of the HPHI transaction and including terms for the payment in full of the pre-closing liabilities of the Company. Additionally, in connection with extending certain payment obligations with its lenders which were due June 30 and July 31, the Company issued 75,000 shares of its common stock to its lenders pursuant to the terms of a Third

Amendment and Limited Waiver amending the Company's credit facility with its senior lenders. These shares were included in the registration statement filed in connection with the shares issued in the sale to HPHI.

Item 4.  Submission of Matters to a Vote of Security Holders.

         N/A

Item 5.  Other Information.

         The Company's senior lenders have waived the Company's default of certain provisions regarding payment terms and certain other provisions under the Company's Second Amended and Restated Credit Agreement, dated as of June 8, 2000, as further amended and modified, pursuant to a Second Amendment and Limited Waiver and Consent dated as of April16, 2001, a Limited Waiver and Consent dated as of April 30, 2001, a Limited Waiver and Consent dated as of May 4, 2001, and a Limited Waiver and Extension dated as of June 15, 2001. The Company entered into a Forbearance Agreement, dated as of September 1, 2001 with its senior lenders as further amended by the First Amendment and Limited Waiver to Forbearance Agreement dated September 30, 2001 and the Second Amendment and Limited Waiver to Forbearance Agreement dated October 19, 2001.

         On August 8, 2001 the Company filed an S-1 Registration Statement relating to the proposed offering and sale by the stockholders of the Company named in the prospectus forming a part of the Registration Statement of up to 1,440,224 shares of Common Stock, $0.01 par value.


Item 6.  Exhibits and Reports On Form 8-K

         (a)      Exhibits.

         10.12(e) First Amendment to Forbearance Agreement, dated as of
                  September 30, 2001, by and among PlanVista Corporation, First Union National Bank, and other lenders named therein; Second Amendment and Limited Waiver to Forbearance Agreement, dated as of October 19, 2001, by and among PlanVista Corporation, First Union National Bank, and other lenders named therein.

         (b)      Reports on Form 8-K.

                  On July 6, 2001, we filed a report on Form 8-K with respect to the private placement of our stock.

                  On September 17, 2001, we filed a report on Form 8-K with respect to a Forbearance Agreement dated September 1, 2001, by and among PlanVista Corporation, First Union National Bank, and other lenders named therein.

                             PLANVISTA CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            PLANVISTA CORPORATION

Date:    November 14, 2001         /s/ Phillip S. Dingle
                                  -----------------------------------------
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)


Date:    November 14, 2001         /s/ Donald W. Schmeling
                                  -----------------------------------------
                                   Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)