Form 10-Q/A
period 2001-09-30
PLANVISTA CORP
filed 2001-11-16
CIK 942319

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

         In connection with this non-cash transaction, Sun Capital's affiliate assumed approximately $40 million in working capital deficit of the acquired businesses, $5 million of which was offset by a long-term convertible subordinated note. This note is convertible into shares of the Company's common stock at the option of HealthPlan Holdings, Inc. ("HPHI") at any time prior to maturity. In addition, any unpaid principal and accrued interest under the note will automatically convert to shares of the Company's common stock upon the completion of a financing transaction where the Company issues a minimum of $17,500,000 of its capital stock, or its equivalent, to reduce its bank debt or which involves the sale of a controlling interest in the Company or the sale of all or substantially all of the Company's assets. Under the terms of the note the Company also has the option of paying interest in shares of common stock. The note contains certain provisions which ensure that HPHI will receive, after the conversion and sale of shares received under the note, sufficient funds from the gross sales proceeds of such shares as to equal the amount outstanding under the note plus any accrued interest which remains unpaid at the time of the conversion. Under such provisions, depending on the market value of the shares at the time of such conversion and subsequent sale by HPHI, the Company may be required to issue additional shares to HPHI. In addition, at the closing of the sale to HPHI, the Company issued 709,757 shares of the Company's treasury stock to offset an additional $5 million of the assumed deficit and certain other liabilities. The purchase agreement contains customary representations, warranties, and cross indemnity provisions. In connection with the issuance of these purchased shares and the shares issuable upon conversion of the note, the Company entered into a Registration Rights Agreement in favor of HPHI for the registration of such shares and any shares issuable under the terms of the note. As required by the Registration Rights Agreement, dated June 18, 2001, the Company filed a registration statement with the Securities and Exchange Commission covering, among other shares, the 709,757 purchased shares issued to HPHI. However, such registration statement is not yet effective and is not expected to become effective until the Company restructures or pays down its debt. Pursuant to the terms of the Registration Rights Agreement, the failure to get such registration statement effective by October 1, 2001 (the "Registration Benchmark") gives HPHI the right to redeem for cash a number of the shares covered by such registration statement equal to one hundred thousand dollars ($100,000.00) divided by the average closing price of the Company's Common Stock on the New York Stock Exchange during the ten (10) trading days immediately preceding the last trading day prior to the Registration Benchmark. This right to redeem re-occurs every fifteenth day after the Registration Benchmark while the registration statement is not yet effective. Pursuant to the Registration Rights Agreement, HPHI made demand for redemption after the Company failed to get the required registration statement effective prior to the Registration Benchmark. The Company, however, is not permitted to redeem the shares at this time under the terms of its Credit Agreement and the Forbearance Agreement entered into with its lenders, and, in such event, according to the terms of the Registration Rights Agreement, the Company must issue a number of additional shares to HPHI equal to one hundred thousand dollars ($100,000.00) divided by the average closing price of the Company's Common Stock on the New York Stock Exchange during the ten (10) trading days immediately preceding the last trading day prior to the Registration Benchmark, or the applicable fifteenth day redemption right period thereafter, provided that the total shares of Common Stock so issued as a result of all such benchmark failures cannot exceed 100,000 shares of the Company's Common Stock. Such issuances are in lieu of HPHI's right of redemption. In addition to such issuances, if the shares are not registered pursuant to an effective registration statement by December 31, 2001, then upon such date and each fifteenth day thereafter until such shares become registered pursuant to an effective registration statement, the Company must deliver to HPHI 10,000 shares of its Common Stock according to the terms of the Registration Agreement provided that the total issuable shares as a result of such issuances cannot exceed 100,000. HPHI has the right to request registration of the shares issuable on conversion of the note on or after the earlier of qualifying refinancing of the Company's debt or November 30, 2001. The Registration Rights Agreement grants similar redemption rights to HPHI if such registration statement is not filed within 45 days of a request or not effective within 105 days of the request.

         In connection with the transaction between the Company and Sun Capital Partners, the Company could incur additional liabilities in a subsequent period of up to sixty days from June 18, 2001 for any purchase price adjustments that became known to the parties upon settlement of the closing balance sheet. We are currently negotiating with Sun Capital Partners to finalize any purchase price adjustments associated with this sale. We do not believe that the final settlement will have a material impact on our financial condition or results of operations.

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


3.       Notes Payable and Credit Facility

         As part of the business strategy described in Note 1, the Company has been pursuing the restructure of its credit facility. Approximately $65 million relating to the Company's current credit facility matured on August 31, 2001. Effective September 1, 2001 the Company entered into a Forbearance Agreement with its lending group. Under the terms of the Forbearance Agreement we have until December 15, 2001 to repay the amounts due under the credit facility or to restructure the credit facility. During the term of the Forbearance Agreement interest accrues at an annual interest rate equal to prime plus 6.0%. Interest is payable monthly at prime plus 1.0% per annum. The difference between the accrual rate of interest and the rate paid is due at the termination of the Forbearance Agreement. In addition, we are required to repay accrued and unpaid interest as of August 31, 2001 (totaling approximately $1.0 million) and are required to achieve minimum cash collection levels and maximum cash disbursements as defined in the Forbearance Agreement. The Forbearance Agreement was amended effective September 30, 2001 to defer repayment of unpaid interest existing as of August 31, 2001. The Forbearance Agreement was further amended effective October 19, 2001 to eliminate the requirement to provide a resolution by October 19, 2001 from our board of directors approving a refinancing of the credit facility or a sale of the Company, and to defer the required October 31, 2001 interest payments until November 11, 2001. We reached an agreement with the lending group to further amend the Forbearance Agreement effective November 11, 2001 to (1) waive until December 15, 2001, the interest payments due October 31, 2001 and November 30, 2001, and (2) revise the priority order of mandatory prepayments of excess cash collections as defined in the Forbearance Agreement. We are in compliance with the terms of the Forbearance Agreement, as amended. The Company does not expect to generate sufficient cash flows from operations to repay amounts due under the credit facility on December 15, 2001. We are negotiating with our lending group to restructure the credit facility. We continue to pursue other strategic alternatives that may include refinancing with other bank groups, a merger or sale of the business. If the Company is unable to complete the restructuring of its credit facility or secure alternative financing transactions or consummate an alternative strategic transaction, there will be substantial doubt about the Company's ability to continue as a going concern.

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

         Approximately $65 million relating to the Company's current credit facility matured on August 31, 2001. Effective September 1, 2001 the Company entered into a Forbearance Agreement with its lending group. Under the terms of the Forbearance Agreement we have until December 15, 2001 to repay in full the amounts due under the credit facility or to restructure the credit facility. During the term of the Forbearance Agreement interest accrues at an annual interest rate equal to prime plus 6.0%. Interest is payable monthly at prime plus 1.0% per annum. The difference between the accrual rate of interest and the rate paid is due at the termination of the Forbearance Agreement. In addition, we are required to repay accrued and unpaid interest as of August 31, 2001 (totaling approximately $1.0 million) and are required to achieve minimum cash collection levels and maximum cash disbursements as defined in the Forbearance Agreement. The Forbearance Agreement was amended effective September 30, 2001 to defer repayment of unpaid interest existing as of August 31, 2001. The Forbearance Agreement was further amended effective October 19, 2001 to eliminate the requirement to provide a resolution by October 19, 2001 from our board of directors approving a refinancing of the credit facility or a sale of the Company, and to defer the required October 31, 2001 interest payments until November 11, 2001. We reached an agreement with the lending group to further amend the Forbearance Agreement effective November 11, 2001 to (1) waive until December 15, 2001, the interest payments due October 31, 2001 and November 30, 2001, and (2) revise the priority order of mandatory prepayments of excess cash collections as defined in the Forbearance Agreement. We are in compliance with the terms of the Forbearance Agreement, as amended. We do not expect to generate sufficient cash flows from operations to repay amounts due under the credit facility on December 15, 2001. We are negotiating with our lending group to restructure the credit facility. We continue to pursue other strategic alternatives that may include refinancing with other bank groups, a merger or sale of the business. If the Company is unable to complete the restructure of its credit facility with its lending group or secure a refinancing transaction or consummate an alternative strategic transaction, there will be substantial doubt about the Company's ability to continue as a going concern.

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

         In connection with the non-cash transaction, HPHI assumed approximately $40 million in working capital deficit of the acquired businesses, $5 million of which was offset by a long-term convertible subordinated note from us. This note is convertible into shares of the Company's common stock at the option of HPHI at any time prior to maturity. In addition, any unpaid principal and accrued interest under the note will automatically convert to shares of the Company's common stock upon the completion of a financing transaction where the Company sells a minimum of $17,500,000 of its capital stock or which involves the sale of a controlling interest in the Company or the sale of all or substantially all of the Company's assets. Under the terms of the note the Company also has the option of paying interest in shares of common stock. The note contains certain provisions which ensure that HPHI will receive, after the conversion and sale of shares received under the note, sufficient funds from the gross sales proceeds of such shares as to equal the amount outstanding under the note plus any accrued interest which remains unpaid at the time of the conversion. Under such provisions, depending on the market value of the shares at the time of such conversion and subsequent sale by HPHI, the Company may be required to issue additional shares to HPHI. In addition at closing, the Company issued 709,757 shares of the Company's common stock to offset an additional $5 million of the assumed deficit and certain other liabilities. The purchase agreement contains customary representations and warranties and cross indemnity provisions. In connection with the issuance of these purchased shares and the shares issuable upon conversion of the note, the Company entered into a

Registration Rights Agreement in favor of HPHI for the registration of such shares and any shares issuable under the terms of the note. As required by the Registration Rights Agreement, dated June 18, 2001, the Company filed a registration statement with the Securities and Exchange Commission covering, among other shares, the 709,757 purchased shares issued to HPHI. However, such registration statement is not yet effective and is not expected to become effective until the Company restructures or pays down its debt. Pursuant to the terms of the Registration Rights Agreement, the failure to get such registration statement effective by October 1, 2001 (the "Registration Benchmark") gives HPHI the right to redeem for cash a number of the shares covered by such registration statement equal to one hundred thousand dollars ($100,000.00) divided by the average closing price of the Company's Common Stock on the New York Stock Exchange during the ten (10) trading days immediately preceding the last trading day prior to the Registration Benchmark. This right to redeem re-occurs every fifteenth day after the Registration Benchmark while the registration statement is not yet effective. Pursuant to the Registration Rights Agreement, HPHI made demand for redemption after the Company failed to get the required registration statement effective prior to the Registration Benchmark. The Company, however, is not permitted to redeem the shares at this time under the terms of its Credit Agreement and the Forbearance Agreement entered into with its lenders, and, in such event, according to the terms of the Registration Rights Agreement, the Company must issue a number of additional shares to HPHI equal to one hundred thousand dollars ($100,000.00) divided by the average closing price of the Company's Common Stock on the New York Stock Exchange during the ten (10) trading days immediately preceding the last trading day prior to the Registration Benchmark, or the applicable fifteenth day redemption right period thereafter, provided that the total shares of Common Stock so issued as a result of all such benchmark failures cannot exceed 100,000 shares of the Company's Common Stock. Such issuances are in lieu of HPHI's right of redemption. In addition to such issuances, if the shares are not registered pursuant to an effective registration statement by December 31, 2001, then upon such date and each fifteenth day thereafter until such shares become registered pursuant to an effective registration statement, the Company must deliver to HPHI 10,000 shares of its Common Stock according to the terms of the Registration Agreement provided that the total issuable shares as a result of such issuances cannot exceed 100,000. HPHI has the right to request registration of the shares issuable on conversion of the note on or after the earlier of qualifying refinancing of the Company's debt or November 30, 2001. The Registration Rights Agreement grants similar redemption rights to HPHI if such registration statement is not filed within 45 days of a request or not effective within 105 days of the request.

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


Item 6.  Exhibits and Reports On Form 8-K

         (a)      Exhibits.

         10.12(e) First Amendment to Forbearance Agreement, dated as of
                  September 30, 2001, by and among PlanVista Corporation, First Union National Bank, and other lenders named therein; Second Amendment and Limited Waiver to Forbearance Agreement, dated as of October 19, 2001, by and among PlanVista Corporation, First Union National Bank, and other lenders named therein; Third Amendment and Limited Waiver to Forbearance Agreement, dated as of November 11, 2001, by and among Plan Vista Corporation, First Union National Bank, and other lenders named therein.*

         (b)      Reports on Form 8-K.

                  On July 6, 2001, we filed a report on Form 8-K with respect to the private placement of our stock.

                  On September 17, 2001, we filed a report on Form 8-K with respect to a Forbearance Agreement dated September 1, 2001, by and among PlanVista Corporation, First Union National Bank, and other lenders named therein.

* Filed by amendment

                             PLANVISTA CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            PLANVISTA CORPORATION

Date:    November 16, 2001         /s/ Phillip S. Dingle
                                  -----------------------------------------
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)


Date:    November 16, 2001         /s/ Donald W. Schmeling
                                  -----------------------------------------
                                   Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)