Form 10-K
period 2001-12-31
PLANVISTA CORP
filed 2002-04-16
CIK 942319

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          Commission File No. 1-13772

                             PLANVISTA CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

                    Delaware                                13-3787901
         (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)                Identification No.)

            4010 Boy Scout Boulevard                          33607
                 Tampa, Florida
    (Address of Principal Executive Offices)                (Zip Code)

      Registrant's telephone number, including area code: (813) 353-2300
          Securities registered pursuant to Section 12(b) of the Act:

                Title of                                   Name of Exchange
               Each Class                                On Which Registered
               ----------                                -------------------

             Common Stock $.01 par value............................  NYSE

       Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on April 12, 2002, was $6.11.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of April 12, 2002 was 16,720,759.

                                    PART I

Forward-Looking Statements

The statements contained in this report or incorporated by reference herein that are not purely historical, including statements regarding our objectives, expectations, hopes, intentions, beliefs, or strategies, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Act of 1934. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

 In particular, the words "expect," "estimate," "plan," "anticipate," "predict," "intend," "believe," and similar expressions are intended to identify forward-looking statements. It is important to note that actual results could differ materially from those in such forward-looking statements, and undue reliance should not be placed on such statements. Stockholders and prospective investors should exercise caution since these statements involve known and unknown risks, uncertainties, and other factors which are, in some cases, beyond PlanVista's control and could adversely affect our actual results, performance, or achievements. Numerous factors could cause such actual results to differ materially from those in the forward-looking statements, including our ability to expand our client base; the success of our new products and services; our ability to maintain our current PPO network arrangements; our ability to manage costs; our failure to comply with financial covenants of our restructured debt agreements; changes in law; risk of material adverse outcome in litigation; fluctuations in business conditions and the economy; our ability to attract and retain key management personnel; changes in accounting and reporting practices; and our ability to obtain additional debt or equity financing on terms favorable to us to facilitate our long-term growth.

The factors above should not be construed as exhaustive. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

Item 1. Business

General

      PlanVista Corporation is a leading provider of technology-enabled medical cost management solutions for the healthcare industry. We provide integrated national Preferred Provider Organization (sometimes called PPO) network access, electronic claims repricing, and claims and data management services. Our customers are (1) healthcare payers, such as self-insured employers, medical insurance carriers, health maintenance organizations (sometimes called HMOs), third party administrators, and other entities that pay claims on behalf of health plans, and (2) participating health care services providers, which include individual providers and provider networks. A typical customer in our core business is an insurance carrier payer whose insured members use the physician providers in our PPO network. By generating increased volume for these providers, the payers receive discounts for services to their insureds under our network contracts. When the costs of such services are billed to our payer customer, we electronically review the bill and reprice it to conform to the network pricing agreement, and forward it to the payer. The payer pays us a percentage of the savings realized from the repricing discounts.

      Our PPO network, known as the National Preferred Provider Network or NPPN, is comprised of regional and local networks with whom we contract and includes over 400,000 physicians, 4,000 acute care hospitals, and 55,000 ancillary care providers. It is one of the largest PPO networks in the United States based upon the number of its participating healthcare providers. We processed 2.9 million claims in 2001, which compares with 800,000, 1.4 million, and 2.1 million processed claims in 1998, 1999, and 2000, respectively.

      We create savings by managing healthcare costs for our payer clients while generating patient flow and prompt payment for our participating providers. We provide our payer clients a variety of value added services, including electronic claims repricing and claims and network data management services. We believe that we have a competitive advantage in today's cost management market by virtue of our position as one of the nation's largest PPO networks and our leading technology solutions, which deliver fast repricing speed, reduce processing costs, and improve accuracy. We believe that the continued industry migration of PPO claims repricing from traditional methods, such as paper and fax, to Electronic Data Interchange, or EDI, and the Internet, should allow us to continue to maintain or improve our operating margins on a per claim basis by improving the efficiency of our personnel.

     On April 2, 2001, we changed our name from HealthPlan Services Corporation to PlanVista Corporation. We also changed our New York Stock Exchange symbol from HPS to PVC.

Strategy

     Our objective is to leverage our established NPPN and PlanVista Solutions brands as a leading national PPO network and offer a broad array of technology-based services to existing and new clients using the following strategies:

Focused Penetration of Payer Market

     We plan to increase revenue and profitability of our core PPO network access business by increasing our installed payer client base and leveraging our innovative repricing technology. We believe we can increase market share by marketing our claims repricing technology (capturing the shift in covered members from HMOs to PPOs), the attractiveness to payer clients of our percentage of savings (POS) vs. per employee per month (PEPM) revenue model, and our demonstrated ability to discount a much larger percentage of claims due to the scale of our national PPO network.

Leverage Superior Technology

     We intend to differentiate ourselves as the PPO industry's technology leader by continuing the rollout of our newly developed electronic claims repricing application. In addition, we plan to continually enhance our technology-enabled services and improve the speed and accuracy of our existing technology. In March 2001, we released ClaimPassXL, the fifth version of our Internet claim repricing system. By shifting claim repricing submission from paper or fax to the Internet via the ClaimPassXL system, we reduced our claim processing costs and improved turnaround time to payers. For the year ended December 31, 2001, 150 clients were actively using ClaimPassXL with over 315,000 claims processed.

Diversify Service Offerings and Target Markets

     We plan to increase both the breadth of services we provide and the number of clients we serve by marketing newly established services not only to existing payer clients and network providers, but also to other payers and providers. Beginning in 2001, we launched our PlanServ and PayerServ business units, which are marketing solutions specifically addressing the needs of the payer market and healthcare provider market, respectively. We believe the per claim pricing model of PlanServ and PayerServ differentiates us from our competition, which requires their clients to invest in significant upfront network loading and implementation fees.

Divestiture Plan, Bank Restructure, and Reorganization

     In June 2000, we commenced a strategic plan to sell all of our third party administration ("TPA") and managing general underwriter businesses ("MGU"), restructure our senior and subordinated credit facilities, and focus on growing our higher margin PlanVista Solutions business.

     During 2000, we sold several units of our TPA business. On July 5, 2000, we sold our unemployment compensation and workers' compensation units for approximately $19.1 million in cash. On September 15, 2000, we sold our Ohio workers' compensation managed care organization unit for approximately $3.5 million in cash. Our unemployment compensation business operated under the name R.E. Harrington, and our workers' compensation units conducted business as Harrington Benefit Services Workers' Compensation Division. On October 26, 2000, we sold our self-funded business unit for approximately $13.6 million, consisting of $12.1 million cash and the assumption of additional current liabilities in the amount of $1.5 million. The unit was headquartered in Columbus, Ohio and operated primarily under the names Harrington Benefit Services and CENTRA HealthPlan.

     On June 18, 2001 we completed the sale of our TPA and MGU business units to HealthPlan Holdings, Inc. ("HPHI"), an affiliate of Sun Capital Partners, Inc. The third party administration business included the small group business operations and its associated data processing facilities based in Tampa, Florida, as well as the Taft-Hartley businesses that operated under the names ABPA and SNA, based in El Monte, California and Las Vegas Nevada, respectively. The MGU business was the Philadelphia based Montgomery Management Corporation.

     In connection with this non-cash transaction, HPHI assumed approximately $40 million in working capital deficit of the acquired businesses, $5 million of which was offset by a long-term convertible subordinated note that was converted to common stock on April 12, 2002 in connection with the restructuring of our credit facilities, as described below. In addition, at the closing of the sale to HPHI, the Company issued 709,757 shares of the Company's common stock to offset an additional $5 million of the assumed deficit. An additional 101,969 shares were issued as penalty shares pursuant to the terms of a letter agreement settling certain post closing disputes. The purchase agreement contains customary representations, warranties, and cross indemnity provisions.

     In connection with the issuance of these shares, the Company entered into a Registration Rights Agreement in favor of HPHI for the registration of such shares and any shares issuable under the terms of the note. Because the registration statement we filed with the Securities and Exchange Commission covering such shares has not been declared effective, pursuant to the terms of the Registration Rights Agreement, HPHI had the right to redeem for cash a number of the shares covered by such registration statement equal to one hundred thousand dollars ($100,000.00) divided by the average closing price of the Company's Common Stock on the New York Stock Exchange during the ten (10) trading days immediately preceding the last trading day prior to October 1, 2001. Pursuant to the Registration Rights Agreement, HPHI made demand for redemption after the Company failed to get the required registration statement effective. The Company, however, was not permitted to redeem the shares under the terms of the Credit Agreement with its lenders. As a result, under the terms of the Registration Rights Agreement, the Company was required to issue 100,000 shares of the Company's Common Stock during 2001, 98,345 of which were issued as of December 31, 2001, with the remainder issued on January 2, 2002, the value of which was charged to loss on sale of discontinued operations. Such issuances were in lieu of HPHI's right of redemption. In addition to these issuances, if the shares were not registered pursuant to an effective registration statement by December 31, 2001, then upon such date and each fifteenth day thereafter until such shares become registered, the Company was required to deliver to HPHI 10,000 shares of its Common Stock according to the terms of the Registration Rights Agreement. The total issuable shares as a result of such issuances is limited to 100,000. As of April 1, 2002, the Company has issued 70,000 shares of common stock pursuant to this provision, the value of which will be reflected as interest expense.

     We are currently in discussions with Sun Capital Partners to finalize any purchase price adjustments associated with this sale. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. Sun Capital Partners believes it is due approximately $1.7 million from the Company related to the transaction, while the Company believes it is due approximately $4.5 million from Sun Capital. In the event we are unable to resolve these matters directly with Sun Capital, we will seek to resolve them through binding arbitration as provided for in the purchase agreement. We believe the resolution of this matter will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company related to these matters as of December 31, 2001.

     The consolidated financial statements included elsewhere in this Form 10-K have been restated to reflect the operations of the business units sold in 2000 and 2001 described above as discontinued.

     During 2001, we continued to pursue the restructure of our senior and subordinated debt facilities. The majority of this debt matured on August 31, 2001, at which time we defaulted on the maturity payment. Effective September 1, 2001, we entered into a Forbearance Agreement, as amended ("Forbearance Agreement"), with our lending group that gave the Company until March 29, 2002 to repay or restructure this debt. On April 12, 2002 we completed the restructuring of our senior debt, amounting to $69.0 million of outstanding principal and accrued and unpaid interest and bank fees. This indebtedness was restructured by reducing our term loan with the lenders to $40.0 million with an annual interest rate of prime plus 1.0% and issuing $29.0 million of convertible preferred stock, $.01 par value per share (the "Series C Preferred Stock") and an additional promissory note in the amount of $184,872.00. The terms of this Series C Preferred Stock and of the restructured facility are discussed in more detail in the Management Discussion and Analysis section.

     As of December 31, 2001, PlanVista had additional notes totaling approximately $11.0 million related to a 1993 acquisition, a 1998 acquisition, and equipment purchases, and related to the HealthPlan Holdings transaction. These notes included the $5.0 million note related to the HealthPlan Holdings transaction, which was converted to 813,273 shares of the Company's common stock upon the effective date of the restructure described in the preceding paragraph. The number of shares of common stock issued in satisfaction of this note was based on the average closing price of the Company' common stock for the 10 days immediately prior to the conversion. Also included in the $11.0 million is $4.0 million of notes payable to CENTRA Benefits, Inc. ("CENTRA") originally delivered in connection with the 1998 acquisition, which debt was restructured so that amended and restated notes totaling $4.3 million (representing the principal under the original notes plus accrued unpaid interest) were issued to CENTRA under terms including interest at 12% (payable in additional shares of the Company's stock except under specified circumstances) and a maturity date of December 1, 2004. In connection with the restructuring of the CENTRA notes, the Company also issued to CENTRA warrants to purchase an aggregate of 200,000 shares of the Company's common stock at an exercise price of $.25 over the market price of the stock on the date of the issuance of the restructured notes (based on the average trading price during the ten trading days preceding such note restructure), subject to reduction to a price equal to the conversion price of the Series C Preferred Stock upon the happening of certain events.

     As a part of the sale of HPHI to Sun Capital Partners, the Company settled certain obligations with one of its large carriers by issuing a promissory note. As of the restructuring of the Company's credit facility, the amount owed on this note was approximately $1.0 million plus an additional $1.5 million of other obligations. On March 27, 2002, the Company retired this note by issuing 274,000 shares of its common stock, based on the closing price of the Company's common stock one day immediately prior to the retirement date of this note, and by issuing a credit for $950,000 payable with in-kind claims repricing services.

     On April 12, 2002, the maturity date of notes totaling $500,000 due to two members of its board of directors was extended to November 30, 2004. These notes bear interest which accrues at prime plus 4% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

Our Business

     Through our NPPN and PlanVista Solutions brands, we help health plans reduce costs and enhance plan benefits by providing access to our integrated nationwide network of health care providers, providing claims repricing and claims and data management services, and offering other value-added services.

NPPN Network Access

     We provide our payer clients with access to a broad national network, NPPN, that offers deep discounts on healthcare provider services. We provide this access primarily through our arrangements with regional and national PPO networks. PlanVista's integrated network includes over 400,000 physicians, 4,000 acute care hospitals, and 55,000 ancillary care providers. We believe that our network is one of the largest in the United States, based on the number of participating healthcare providers. Included in the network are over 280,000 specialists, also making NPPN one of the largest specialist network in the United States.

     We believe our established regional PPO network relationships allow us to offer a broad network with preeminent local providers to payers and their covered members in each market. Because the majority of our participating provider arrangements are through local networks, we leverage our long-term contractual relationships with these networks to maintain provider relationships and perform recruitment, credentialing, re-credentialing, and provider relations. Our network contracts generally have renewable terms ranging from one to two years. Because we value the development of long-term relationships with these networks, over 80% of the participating providers have been our partners for more than 3 years.

Electronic Claims Repricing

     Our electronic claims repricing services benefit both our payer clients and our participating providers. A payer or provider submits a claim to us at the full, undiscounted provider rate, and we electronically "reprice" the claim by calculating the reduced contractual price based on NPPN's negotiated network discount. We return the repriced claims file to the payer electronically, in most cases within a guaranteed 72-hour period. We accept claim information from payers and providers through traditional methods such as paper and faxed claims, as well as by EDI.

     In March 2001, we released ClaimPassXL, the fifth version of our Internet claim repricing system and our most powerful claims repricing and processing engine to date. Since the release of ClaimPassXL v5.0, our volume of Internet-repriced claims has increased from approximately 9,000 in February 2001 to 27,000 in December 2001, an increase of 200%. This technology has allowed us to reduce our processing costs while creating a real-time repricing capability, enhanced accuracy, and an effective claim control system for our clients. Currently, we are repricing approximately 35% of our claims over the Internet or through EDI.

Claims and Provider Network Data Management

     We use our technology platform to provide claims management services, such as utilization reports, data management services, maintenance of fee schedules, and updating provider directories, for our payer clients. Our utilization reports generate detailed data regarding savings, including itemization of the total number of claims incurred, number of claims discounted, and average discounts. We also prepare reports for payers that capture information regarding cost management, demographics, case management, provider services, diagnoses, and procedures. Payers can use this information to better design health plans that utilize effective cost control measures, yield favorable loss ratios, and enhance employee benefits. We utilize Cognos reporting software, which permits our provider and payer clients to quickly access vast quantities of claims data to produce a variety of analytic reports.

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

     Our PayerServ initiative is designed to diversify the services that we offer our existing payer clients and to make these services available to new clients that may not have a need for network access. Through PayerServ, we will focus on diversifying the products and services that we offer our current and prospective payer clients and on expanding our value-added product offerings. The additional services we will offer through PayerServ include network management, electronic claims repricing, and analytic services to health care payers. During 2001, PlanVista Solutions did not generate any significant revenues from its PlanServ and PayerServ initiatives.

Other Services

     We provide a variety of additional value-added services to payers and providers including large claim negotiation, catastrophic claim networks, pharmacy benefit management, and clinical lab cost containment solutions.

Payer and Network Arrangements

     We generally enter into agreements with our medical claims payer clients that require them to pay a percentage of the cost savings realized from our network discounts with participating providers. These agreements are generally terminable upon 90 days notice. During 2001, three clients and their affiliates accounted for an aggregate of 24.6% of our net revenues. The loss of any of these client groups could have a material adverse effect on the Company's financial results.

     Since the majority of our provider arrangements are through other networks, we depend on our contracted networks to maintain provider relationships and ensure provider compliance with the terms of the network arrangements. Our network contracts generally have renewable terms ranging from one to two years and are terminable on short notice.

Information Technology

     Our proprietary technology offers clients the benefits of an open architecture. Using a combination of EDI and Internet systems, clients can interface with our claims repricing system without incurring significant incremental capital expenditures for hardware or software or having to adopt a specific claim format. The open architecture of the system also improves reliability and connectivity to payer clients and facilitates the cross-selling of other technology-enabled services, in part because of the following characteristics:

     Scalability. Our systems are designed to take full advantage of the client/server environment, UNIX operating systems, and Redundant Array Of Inexpensive Disks, or RAID, technology, allowing our clients to rapidly expand processing capacity in order to accommodate the growth of their businesses.

     Modularity. Our client/server systems have been developed with discrete functionality that can be replicated and utilized with additional hardware. This modularity enables us to optimize application and hardware performance, and take immediate advantage of improvements in hardware and software.

     Redundancy. The implementation of a dual site, geographically dispersed On-Line Transaction Processing, or OLTP, switch (Tampa, Florida and Middletown, New
York) and RAID technology for batch processing significantly reduces the risk of business interruption. Each site is designed to be entirely self-supporting open systems. Through the use of open systems architecture, we (and its clients) are able to add new functions to applications without redesigning our applications or architecture.

     Industry Standards. Through the adoption and active use of pertinent standards for healthcare EDI processing, we can support payer client and provider processing requirements and provide standard interfaces to other EDI processing organizations. In addition, we believe our technology will be fully compliant with HIPAA and other data privacy standards.

     Ease of Use. Our products are either Windows-based or GUI-based and function in UNIX, Novell and Windows NT operating environments, thereby enhancing ease of use by PlanVista's clients.

     Telecommunication Offerings. PlanVista was an early adopter of emerging telecommunications systems enabling us to migrate to newer services, such as ISDN, dial to packet, frame relay, virtual private networks, and Internet communications. These new offerings provide us with a competitive advantage through improved service levels and pricing. We have established relationships with multiple telecommunications vendors to ensure reliable connectivity to our EDI clients.

     We rely on trade secret and copyright laws to protect our proprietary technologies, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop technologies that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our technologies without authorization. In addition, we rely on some technology licensed from third parties, and may be required to license additional technology in the future. There can be no assurance that these third party technology licenses will be available or will continue to be available to us on acceptable commercial terms. We have filed federal trademark applications for the mark PlanVista Solutions.

Competition

     PPO Network Access. The PPO industry is highly fragmented. Of the more than 1,000 PPOs in the United States, only a few publicly traded companies have provider networks and claim volumes of meaningful size, such as First Health Group (NASDAQ: FHCC), BCE Emergis/UP&UP (TSE: IFM), and Corvel (NASDAQ: CRVL). The remainder of the competitive landscape is diverse, with major insurance companies and managed care organizations such as Blue Cross Blue Shield, Aetna, WellPoint, and Cigna also offering proprietary PPO networks and services.

In addition, the number of independent PPOs has decreased as managed care organizations and large hospital chains have acquired PPOs to administer their managed care business and increase enrollment. The market remains extremely fragmented, and consolidation is expected to continue as the publicly traded companies in the industry seek to acquire additional volume and access to PPO contracts in key geographic markets.

     Electronic Claims Repricing. Currently, the claims repricing service market is fragmented. PlanVista's repricing competitors provide some or all of the services we currently provide. The competitors can be categorized as follows:

        . Large managed care organizations and TPAs with in-house claim processing and repricing systems, such as Blue Cross Blue Shield, UnitedHealth Group, and Wellpoint;
        . Healthcare information technology companies providing enterprise wide systems to the payer market, such as McKesson/HBOC (NYSE: MCK), Eclipsys Corp (NASDAQ: ECLP), and Perot Systems (NYSE: PER); and
        . Healthcare information software vendors selling claim processing products to the provider market, such as Trizetto Group (NASDAQ:
           TZIX), HealthAxis (NASDAQ: HAXX), and Avidyn/PPO One (NASDAQ: ADYN), as well as several private companies.

     The market for claims repricing services is competitive, rapidly evolving, and subject to rapid technological change. We believe that competitive conditions in the healthcare information industry in general will lead to continued consolidation as larger, more diversified organizations are able to reduce costs and offer an integrated package of services to payers and providers.

     We also believe that existing and potential clients in the healthcare market evaluate the services of competing claims repricing providers on the basis of technology, cost, ease of use, accuracy, and speed.

     Our History

     PlanVista Corporation was incorporated in Delaware in 1994 and completed its initial public offering in May 1995 under the name HealthPlan Services Corporation. We changed our name to PlanVista Corporation in April 2001. The original core business involved the third party administration of health care claims for large and small group employers. This business, which we no longer operate, was founded in 1970, owned by Dun & Bradstreet Corporation from 1978 to 1994, and repurchased by the original founders of our Company in 1994. PlanVista is headquartered in Tampa, Florida with an operations and technology center in Middletown, New York. Our mailing address is 4010 Boy Scout Boulevard, Suite 200, Tampa, Florida 33607, and our principal telephone number at our executive offices is 813-353-2300. Our web site address is www.planvista.com.

Government Regulation

     Regulation in the healthcare industry is constantly evolving. Federal, state, and local governments, as well as other third-party payers, continue their efforts to reduce the rate of healthcare expenditures. Many of these policy initiatives have contributed to the complex and time-consuming nature of obtaining healthcare reimbursement for medical services.

     This complex environment is made even more difficult by the blurring of the historical distinction between providers and payers. The current trend is for both provider and payer to be accountable for the delivery and the utilization of healthcare services. Providers must ensure that they are properly reimbursed by third-party payers for healthcare services rendered in accordance with pre-established contracts. Likewise, payers must ensure that they are making payments for only those services for which they are responsible and in the dollar amounts specified by these pre-established contracts.

     Although we cannot predict the nature of future healthcare reforms that will be adopted by federal, state, and local governments, we believe that this trend, the consolidation of providers, and the resulting additional information management requirements placed on providers and payers should increase the demand for our offerings, but at the same time it may dramatically increase our cost of providing services.

        We must also comply with regulations pertaining to billing services, primarily involving recordkeeping requirements and other provisions designed to prevent fraud. We believe that we operate in a manner consistent with such regulations as they currently exist but note that the enforcement of these regulations is increasingly more stringent.

        The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") set forth provisions of Administrative Simplification which has had, and will continue to have, a significant effect on developers and users of healthcare information systems. Most recently, final regulations, applicable to all providers, payers, and clearinghouses, were enacted relating to patient information privacy and electronic transactions. The regulations relate to patient information privacy establish privacy safeguard standards and implementation procedures that companies will need to follow, including adopting written privacy procedures and training employees. Companies will need to be in compliance with these regulations by April, 2003. The regulations related to electronic transactions provide requirements for electronic transactions and requirements to adopt standard code sets to be used when describing diseases, injuries, causes, etc. Compliance with these regulations is required by October 2002. Additionally, there are proposed regulations relating to security of individual health information and standards for a national employer identifier. Some of the industry's current projections suggest that it will cost healthcare providers two to four times the Year 2000 Project expenditures to properly implement the HIPAA regulatory requirements and many of those healthcare providers will seek assistance from outside vendors to either facilitate the implementation and/or provide clearinghouse translation capabilities as a method to reduce those costs and/or meet the required mandatory implementation dates. As such, while HIPAA could continue to have an adverse affect on the operations of providers and payers and consequently reduce our revenue, we believe we possess technical and managerial knowledge and skills that could benefit healthcare organizations seeking to establish compliance with HIPAA requirements. We have analyzed the extent to which we may need to alter our systems to comply with these regulations and do not believe that there will be significant costs to us in complying with such regulations and expect to be compliant when the regulations become effective.

        Finally, there has been recent proposed legislation to amend the Public Health Service Act and the Employee Retirement Income Security Act of 1974 to protect consumers in managed care plans and other health coverage that could have an impact on our business. Introduced as the Bipartisan Patient Protection Act, this bill, if passed, will apply a uniform federal floor of protections to individuals with private health insurance, thus allowing states to enact more protective standards, and create a timely review process when individuals are denied treatment and prompt claims payment. Additionally, the proposed bill will permit patients to go to court to seek redress for any wrong that causes injury, subjecting both the plan and the issuer to liability.

        As a business participating in the health care industry, our operations are potentially subject to extensive and increasing regulation by various governmental entities at the federal, state, and local level. While we believe our operations are in material compliance with the applicable laws as currently interpreted, we cannot assure you that the regulatory environment in which we operate will not change significantly in the future, which could restrict our existing operations, expansion, financial condition or opportunities for success.

Employees

        At April 3, 2002, we employed 155 persons. Our employees are not represented by a labor union or a collective bargaining agreement. We regard the relationships with our employees as good.

Item 2. Properties

        We conduct our operations from our headquarters in Tampa, Florida. Our data processing facility is in Middletown, New York. We lease both of these facilities. We believe that our facilities are adequate for our present and anticipated business requirements. In 2002, we moved our Tampa headquarters. We continue to pay rent to HPHI for our former Tampa location until June 2002.

Item 3. Legal Proceedings

        In the ordinary course of business, we may be a party to a variety of legal actions that affect any business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, and tort claims. In addition, we entered into indemnification agreements related to certain of the businesses we sold during 2000 and 2001, and we could be subject to a variety of legal and other actions related to such indemnification arrangements. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded. While the ultimate financial effect of these claims and indemnification agreements cannot be fully determined at this time, in the opinion of management, they will not have a material adverse effect on our financial condition, results of operations, or cash flows.

        In January 1997, HealthPlan Services, Inc. ("HPS"), a business previously owned and operated by the Company, began providing marketing and administrative services for health plans of TMG Life Insurance Company (now known as Clarica Life Insurance Company), with Connecticut General Life Insurance Company ("CIGNA Re") acting as the reinsurer. In January 1999, insureds under this coverage were notified that coverage would be canceled beginning in July 1999. Substantially all coverage under these policies terminated on or before December 31, 2000.

        In July 1999, Clarica asserted a demand against HPS for claims in excess of $7 million for breach of contract and related claims, and HPS asserted breach of contract and various other claims against Clarica. In April 2000, Clarica and CIGNA Re jointly submitted a demand for consolidated arbitration in connection with these claims and claims submitted by CIGNA Re for approximately $6 million. In October 2000, we settled the dispute with Clarica in consideration for our payment of $400,000. On April 17, 2000, Admiral Insurance Company, our errors and omissions carrier, filed a complaint for declaratory judgment in the United States District Court for the Middle District of Florida, naming HPS, Clarica, and CIGNA Re as defendants. In December 2001, we reached a settlement agreement related to the CIGNA Re and Admiral claims. Under the terms of this settlement agreement, we are obligated to pay Cigna Re approximately $150,000 on or before December 31, 2002.

        In January 2002, Paid Prescriptions, LLC initiated a breach of contract action against HPS seeking $1.6 - $2.0 million in compensation, and the Company is vigorously defending the action. While the ultimate financial effect of this claim cannot be determined at this time, in the opinion of management, it will not have a material adverse effect on our financial condition, results of operations, or cash flow.

Item 4. Submission of Matters to a Vote of Security Holders

NONE.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Our Common Stock is traded on the New York Stock Exchange under the symbol PVC. The following table sets forth the high and low sales prices of our Common Stock for each quarter during 2000 and 2001, as reported by the New York Stock Exchange for the periods indicated.

         2001                                                  HIGH                           LOW
         ----                                                  ----                           ---
         Fourth quarter....................................... $   5.83                       $  4.14

         Third quarter........................................ $   7.97                       $  4.20

         Second quarter....................................... $   8.35                       $  6.60

         First quarter........................................ $   9.44                       $  6.20

         2000                                                  HIGH                           LOW
         ----                                                  ----                           ---
         Fourth quarter....................................... $  10.19                       $  4.81

         Third quarter........................................ $   5.56                       $  1.88

         Second quarter....................................... $   4.88                       $  1.63

         First quarter........................................ $   8.00                       $  3.50

         There were 155 holders of record of our Common Stock as of April 12, 2002. We believe that there is a greater number of beneficial owners that hold our Common Stock in street name. We paid quarterly dividends on our Common Stock of 13.75 cents per share (or 55 cents per share on an annualized basis) for the first, second, and third quarters of 1999. Pursuant to our June 2000 Credit Agreement with our lenders, we have agreed to refrain from future dividend payments.

         The Company issued shares of its Common Stock to the following entities during the period covered by this report without registration under the Securities Act:

         a) HealthPlan Holdings, Inc. ("HPHI") -- 910,071 shares, 709,757 of which were issued on June 18, 2001 in connection with the sale of the Company's TPA and MGU business units for purposes of offsetting $5 million of the deficit assumed by HPHI as purchaser in that transaction, an additional 101,969 shares of which were issued as penalty shares pursuant to the terms of a letter agreement settling certain post-closing disputes between the parties, and 98,345 shares which were issued in 2001, and an additional 1,655 in 2002, as penalty shares under the terms of the Registration Rights Agreement in favor of HPHI for the registration of the shares issued in connection with the referenced transaction, including any shares issued pursuant to the terms of a $5 million promissory note issued to HPHI at the closing of such transaction. A registration statement on Form S-1 has been filed with the Commission covering the initial 709,757 shares issued to HPHI, but has not been declared effective. The Company also issued an additional 70,000 shares to HPHI between January 1, 2002 and April 1, 2002, and expects to issue another 30,000 shares as penalty shares under the penalty provisions of the Registration Rights Agreements;

         b) First Union National Bank, as Administrative Agent for the Company's senior lenders -- 75,000 shares issued on July 3, 2001 for distribution on a pro rata basis among the senior lenders, in exchange for the senior lenders' consenting to the transactions contemplated by the post-closing letter agreement between HPHI and the Company. These shares are also subject to a registration rights agreement, but no registration statement covering these shares is currently on file with the Commission; and

         c) Certain Funds managed by Deprince, Race and Zollo, Inc. - 553,500 shares issued in a private placement transaction for an aggregate purchase price of $3.8 million.

         None of the foregoing transactions involved an underwriter and all such transactions were exempt from registration under applicable rules of the Securities Act.

Item 6.  Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

         We have derived the following selected historical consolidated financial data from our audited consolidated financial statements at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999, which are included in this Form 10-K. The report of PricewaterhouseCoopers LLP, our independent accountants, on our consolidated financial statements at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 appears elsewhere in this Form 10-K. Our selected historical financial data should be read in conjunction with the related consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                                         Year Ended December 31,
                                                                      --------------------------------------------------------------

                                                                           2001          2000(1)         1999(1)         1998(1)
                                                                           ----          -------         -------         -------
  Statement of Income Data:
  (In thousands, except per share amounts)
  Revenues.....................................................            $ 32,918       $  26,964       $  18,691      $  10,024

  Agent commissions............................................                 308             295             110             30
  Other operating expenses.....................................              25,886          24,035          17,348         12,073
  Loss (gain) on sale of investments...........................               2,503            (332)         (4,630)       (33,240)
  Other expenses...............................................              11,923          11,357           7,572         17,461

  Loss before provision (benefit) for income taxes,
     minority interest, discontinued
     operations, extraordinary loss,
     and cumulative effect
     of change in accounting principle.........................              (7,702)         (8,391)         (1,709)       (13,700)

  Net (loss) income............................................             (45,221)       (104,477)            104          9,698

  Basic and diluted net income (loss) per share from
     continuing operations before minority
     interest, discontinued operations, loss on
     sale of assets, extraordinary item, and
     cumulative effect of change in
     accounting principle......................................            $  (2.37)      $   (0.37)      $   (0.08)     $    0.55

  Basic and diluted net income (loss) per share................               (3.11)          (7.64)           0.01           0.67
  Dividends declared per share
    of common stock............................................                   -               -          0.4125              -
  Average common shares outstanding
     Basic.....................................................              14,558          13,679          13,742         14,353
     Diluted...................................................              14,558          13,679          13,922         14,584

                                                                                           As of December 31,
                                                                      --------------------------------------------------------------
  Working capital(deficit).....................................            $  (7,901)     $(104,859)      $ (44,329)     $ (93,903)
  Total assets.................................................               40,125        104,668         236,683        217,002
  Total debt...................................................               76,086         66,038          95,762         96,931
  Common stockholders' equity (deficit)........................              (53,290)       (20,340)         86,281         91,652

(1) We have reclassified the business units sold in 2001 and 2000 as discontinued operations in the Consolidated Statements of Operations. During 2000, we sold our unemployment compensation, workers' compensation, workers' compensation managed care organization, and self-funded businesses. In 2001, we sold our TPA and MGU business units.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         PlanVista cautions you that, while forward-looking statements reflect PlanVista's good faith beliefs, these statements are not guarantees of future performance. In addition, PlanVista disclaims any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Forward-Looking Statements.

Introduction

         The following is a discussion of changes in the consolidated results of our operations for the years ended December 31, 2001, 2000, and 1999.

         We are a leading provider of technology-enabled medical cost management solutions for the healthcare industry. We provide integrated national PPO network access, electronic claims repricing, and claims and data management services to health care payers, such as self-insured employers, medical insurance carriers, HMOs, third party administrators and other entities that pay claims on behalf of health plans, and health care services providers, including individual providers and provider networks.

Recent Events

         The Forbearance Agreement extended to us by our lending group gave the Company until March 29, 2002 to repay or restructure the Company's senior debt in the amount of $69.0 million of outstanding principal and accrued and unpaid interest and legal fees. On April 12, 2002 the Company executed the various agreements documenting the terms of the restructured facility (collectively, the "Agreement") and closed on the debt restructure transaction. The indebtedness was restructured by reducing our term loan with the Senior Lenders to $40.0 million with an annual interest rate of prime plus 1.0% and issuing $29.0 million of the Company's Series C Preferred Stock and an additional note in the amount of $184,872.00. In connection with this restructuring, the Company issued the lenders 75,000 shares of common stock as a restructuring fee.

         The Series C Preferred Stock accrue dividends at 10% per annum during the first 12 months from issuance and at a rate of 12% per annum thereafter. Dividends are payable quarterly in additional shares of convertible preferred stock . At any time after 18 months from the date of issuance, the Series C Preferred Stock may be converted into shares of the Company's common stock at an amount determined by formula to equal 51% of the outstanding shares of the Company's common stock . In addition, the Series C Preferred Stockholders are entitled to elect three members to the Company's board of directors. The Certificate of Designation for the Series C Preferred Stock also contains provisions that permits the preferred stockholders to immediately elect one additional member to the Company's board of directors to replace one of the board members elected by the Company's common shareholders if the Company fails to achieve certain minimum cash levels as defined under the Agreement or the Company fails to make its required principal and interest payments in accordance with the terms of the Agreement. The issuance of the Series C Preferred Stock was not put to stockholder approval in reliance on an applicable exception to the shareholder approval policy of the New York Stock Exchange. Stockholders were notified prior to the closing of the transaction of the Company's reliance on such exception. In connection with the issuance of the Series C Preferred Stock, the Senior Lenders entered into a Stockholders Agreement with the Company which provides, among other things, for registration rights in connection with the sale of any shares of Common Stock which are issued upon conversion of the Series C Preferred Stock. The registration rights include demand and incidental registration rights.

Results Of Operations

         The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to our revenue for such periods.

                                                                                For the Year Ended December 31,
                                                                                -------------------------------
                                                                            2001                2000                1999
Total revenues......................................................       100.0%              100.0%               100.0%
Expenses:
  Agent commissions.................................................         0.9%                1.1%                 0.6%
  Personnel expenses................................................        27.8%               30.8%                43.8%
  General and administrative........................................        45.3%               31.7%                38.7%
  Loss on impairment of intangible assets...........................           -                20.4%                   -
  Other.............................................................        (0.1)%               4.2%                   -
  (Loss) gain on sale of investments, net...........................         7.6%               (1.2)%              (24.8)%
  Depreciation and amortization.....................................         5.6%                6.1%                10.3%
  Interest expense..................................................        36.8%               38.9%                41.4%
  Interest income...................................................        (0.4)%              (0.9)%               (2.0)%
  Equity in loss of joint ventures..................................           -                   -                  1.1%
                                                                      ----------        ------------          -----------
         Total expenses.............................................       123.5%              131.1%               109.1%
                                                                      ----------        ------------          -----------

Loss before provision (benefit) for income taxes,
   minority interest, discontinued operations,
   extraordinary loss, and cumulative
   effect of change in accounting principle.........................       (23.5)%             (31.1)%               (9.1)%

Provision (benefit) for income taxes................................        81.4%              (12.1)%               (3.8)%
                                                                      ----------        ------------           ----------
Loss before minority interest, discontinued operations,
   loss on sale of assets, extraordinary item, and cumulative
   effect of change in accounting principle.........................      (104.9)%             (19.0)%               (5.3)%
                                                                      ==========        ============          ===========

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Revenues for the year ended December 31, 2001 increased $6.0 million, or 22.3%, to $32.9 million from $26.9 million in 2000. During 2001, the Company added over 500 new accounts and generated revenues on these accounts totaling $6.2 million. Revenues from existing customers were flat in 2001 compared to 2000. Claims volume increased to 2.9 million claims repriced in 2001 compared to
2.1 million claims repriced in 2000, or a 38.1% increase. The percentage increase in revenues in 2001 is less than the percentage increase in claim volume due to the Company repricing a higher percentage of generally lower dollar value physician claims in 2001 compared to 2000, which resulted in a decrease in average revenue per claim.

         Personnel expense for the year ended December 31, 2001 increased $0.8 million, or 9.6%, to $9.1 million from $8.3 million in 2000. Personnel expense increased as salaries and wages increased to meet the demands of increased revenues. Personnel expense as a percentage of revenues decreased to 27.8% in 2001 compared to 30.8% in 2000. The Company was able to increase efficiencies in its claim repricing operations through increased use of its technology, which allowed the Company to increase the number of claims processed per person in 2001.

         General and administrative expense for the year ended December 31, 2001 increased $6.4 million, or 75.3%, to $14.9 million from $8.5 million in 2000. This increase was primarily attributable to increases in network fees, electronic imaging, postage, computer software and maintenance costs, and printing costs supporting our increased revenues. Bad debt expense increased $2.7 million due to the related increase in revenues, an overall increase in the estimated allowance for doubtful accounts based on historical collection rates, and a $1.2 million additional reserve against certain accounts resulting from customer negotiations. Additionally, the Company incurred increased legal and other costs associated with our divestiture and credit facilities restructuring activities during 2001 totaling $0.7 million. During 2000, the Company received proceeds from a key-man life insurance policy totaling $0.5 million that reduced overall general and administrative costs during such period.

         Other expense for the year ended December 31, 2000 was $1.1 million. Other income for the year ended December 31, 2001 was immaterial. During the second quarter of 2000, we recorded legal, financial advisory, and other fees associated with the termination of our merger agreement with UICI.

         Loss on sale of investments for the year ended December 31, 2001 was $2.5 million compared to a gain on sale of investments for the years ended December 31, 2000 of $0.3 million. During the second quarter of 2001, we sold all of our shares of HealthAxis Inc. stock and realized a net pretax loss on the sale of approximately $2.5 million. During the second quarter of 2000, we sold all 109,732 shares of our Caredata.com, Inc. stock.

         Depreciation and amortization expense for the year ended December 31, 2001 increased $0.1 million to $1.8 million from $1.7 million in 2000. This increase is primarily attributable to the amortization of internally developed software costs that were capitalized in 2001 and the depreciation of new property and equipment acquired in 2001.

         Interest expense for the year ended December 31, 2001 increased $1.6 million to $12.1 million from $10.5 million in 2000. This increase resulted from increased interest rates that increased from prime plus 1.0% (10.50%) on January 1, 2001 to prime plus 6.0% (10.75%) at December 31, 2001. In addition, we incurred significant bank charges that are included in interest expense associated with amendments to the credit facility during 2001 and the Forbearance Agreement, as amended.

         Provision for income taxes during 2001 was $26.8 million compared to a benefit for income taxes of $3.3 million during 2000. During 2001, the Company was required to establish a $36.5 million valuation allowance on its net deferred tax assets as a result of cumulative losses in recent years, as required by SFAS 109.

         Loss from discontinued operations, net of taxes and loss on sale of discontinued operations, net of taxes, totaled $0.6 million and $10.1 million, respectively in 2001 compared to loss from discontinued operations, net of taxes and loss on sale of discontinued operations, net of taxes of $58.8 million and $39.3 million, respectively in 2000. During 2000, these operations were adversely impacted by the write-off of $80.3 million of goodwill and contract rights related to the business units sold determined by the selling price of the unemployment compensation and its workers' compensation, Ohio workers' compensation managed care organization and self-funded business units sold in 2000, and the definitive agreement signed in April 2001 to sell our TPA segment and MGU business units. The additional losses in 2001 were incurred based on actual results of operations and the final terms of the sale, which occurred in June 2001.

         During the second quarter of 2000, we recorded an extraordinary loss of $1.0 million, net of taxes, related to our credit facility. This loss represented $1.5 million of pretax non-interest fees and expenses connected with the prior facility, which were previously subject to amortization over five years. No such gains or losses were recognized during 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Revenues for the year ended December 31, 2000 increased $8.2 million, or 43.9%, to $26.9 million from $18.7 million in 1999. Revenues increased primarily due to the addition of new customers. Claims volume increased to 2.1 million claims repriced in 2000 compared to 1.4 million claims repriced in 1999, or a 50.0% increase in claim volume.

         Personnel expense for the year ended December 31, 2000 increased $0.1 million, or 1.2%, to $8.3 million from $8.2 million in 1999. Personnel expense as a percentage of revenue was 30.8% in 2000 compared to 43.8% in

1999. The Company was able to increase efficiencies in its claim repricing operations through increased use of technology that allowed the Company to increase the number of claims processed per person in 2000.

         General and administrative expense for the year ended December 31, 2000 increased $1.3 million, or 18.1%, to $8.5 million from $7.2 million in 1999. The increase was primarily attributable the growth in the Company's business. Additionally, in 2000, the Company received proceeds from a key-man life insurance policy totaling $0.5 million that reduced overall general and administrative costs. General and administrative expenses as a percent of operating revenues were 31.7% in 2000 compared to 38.7% in 1999. The decrease in general and administrative expenses as a percent of operating revenues is primarily due to overall increased efficiencies and the impact of the proceeds form the key man life insurance policy received in 2000.

         Gains on sale of investments for the years ended December 31, 2000 and 1999, was $0.3 million and $4.6 million, respectively. During the second quarter of 2000, we sold all 109,732 shares of our Caredata.com, Inc. stock. In 1999 we sold 1,415,000 shares of HealthAxis.com stock.

         Depreciation and amortization expense for the year ended December 31, 2000 decreased $0.8 million to $2.4 million from $3.2 million in 1999. This decrease is primarily attributable to property and equipment that became fully depreciated in 1999 that were not offset by related acquisitions in 2000.

         Interest expense for the year ended December 31, 2000 increased $2.8 million to $10.5 million from $7.7million in 1999. This increase resulted from an increased average interest rate of 373 basis points on our line of credit due to the amended terms of our credit facility. This increase was partially offset by a reduction of $9.2 million in the average outstanding principal balance on the credit facility.

         Benefit for income taxes was $3.3 million and $0.7 million in 2000 and 1999, respectively. The benefit was recognized based on the Company's effective tax rate during each year presented.

         Loss from discontinued operations, net of taxes and loss on sale of discontinued operations, net of taxes, totaled $58.8 million and $39.3 million, respectively in 2000. Gain from discontinued operations, net of taxes in 1999 totaled $1.1 million. Loss from discontinued operations, net of taxes in 2000 represented the operating results of the businesses sold by the Company in 2001 and 2000. These operations were adversely impacted by the write-off of $80.3 million of goodwill and contract rights related to the business units sold determined by the selling price of the unemployment compensation and its workers' compensation, Ohio workers' compensation managed care organization and self-funded business units sold in 2000 and the definitive agreement signed in April 2001 to sell our TPA segment and MGU business units.

         During 2000, we recorded an extraordinary loss of $1.0 million, net of taxes, related to our credit facility. This loss represented $1.5 million of pretax non-interest fees and expenses connected with the prior facility, which were previously subject to amortization over five years. No such gains or losses were recognized during 1999.

Liquidity and Capital Resources

         Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our primary sources of cash are fees generated from the claims repricing services we provide our customers. Our uses of cash consist of payments to our networks, operating expenses such as compensation and benefits, occupancy and related costs, and general and administrative expenses associated with operating our business, taxes, and debt service obligations. We had cash and cash equivalents totaling $0.4 million at December 31, 2001. Cash flow (used in) provided by operating activities was $(9.9) million, $3.2 million, and $13.0 million during 2001, 2000, and 1999, respectively. Excluding, the effects of the discontinued operations, cash flows provided by operating activities would have been $5.2 million, during 2001.

         As part of its business strategy, the Company has been pursuing the restructure of its credit facility. The majority of this debt matured on August 31, 2001, at which time we defaulted on the maturity payment. Effective September 1, 2001 we entered into a Forbearance Agreement, as amended, ("Forbearance Agreement") with our lending group that gave the Company until March 29, 2002 to repay or restructure this debt. As of December 31, 2001, the Company had debt outstanding to its lenders totaling approximately $64.7 million and accrued and unpaid interest and fees totaling approximately $4.2 million. On April 12, 2002 (the "Effective Date") we closed a transaction to restructure and refinance our existing bank debt . Under the terms of the Agreement, in exchange for the outstanding principal, accrued and unpaid interest and fees due to its lenders, the Company entered into a $40.0 million term loan that accrues interest at prime plus 1.0% with interest payments due monthly. Quarterly principal payments of $50,000 are due beginning June 30, 2002 and the term loan is due in full on May 31, 2004. The term loan is collateralized by substantially all of the Company's assets. The restructured credit facility does not include a line of credit or the ability to borrow an additional funds. The remainder of the amounts due to the lenders was exchanged for approximately $29.0 million of the Company's Series C Preferred Stock and an additional note in the amount of $184,872.00. The terms of the Series C Preferred Stock are discussed in detail earlier in this section, under "Recent Events." The Agreement contains certain financial covenants including minimum monthly EBITDA levels (defined as earnings before interest, taxes, depreciation and amortization and adjusted for non-cash items deducted in calculating net income and severance, if any, paid to certain officers of the Company), maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on the Company's operating cash flows, and maximum quarterly and annual extraordinary expenses (excluding certain pending and threatened litigation, indemnification agreements and certain other matters as defined in the Agreement). The amounts due to the lenders as of December 31, 2001 are classified as long-term debt in the accompanying consolidated financial statements included elsewhere in this Form 10-K.

          In connection with the closing of the transactions contemplated by the Agreement, the Company entered into a letter agreement with the lenders and Wachovia Bank, National Association, as administrative agent for the lenders and for the holders of the Series C Preferred Stock, pursuant to which the lenders, in their capacity as such and as holders of the Series C Preferred Stock, granted the Company an option, exercisable for 120 days following the Closing, to consider the entire indebtedness under the Agreement paid in full and to redeem the Series C Preferred Stock in exchange for the following consideration:
(1) payment of $40,000,000 plus accrued and unpaid interest under the Agreement,
(2) payment of the outstanding principal balance plus accrued interest under an additional note in the principal amount of $184,872.00, (3) payment of outstanding fees and expenses of lenders' counsel and consultants incurred in connection with the Agreement, (4) the issuance of an additional 1,650,000 shares of the Company's Common Stock, and (5) replacement or substitution of the Letters of Credit provided for under the Agreement. At this time the Company does not have any commitments for the funds necessary to exercise the option.

         Prior to the Company entering into the Agreement, the Company operated under a Forbearance Agreement, as amended (the "Forbearance Agreement"), with its lending group. The Forbearance Agreement extended the terms and conditions of the June 8, 2000, Second Amended and Restated Credit Agreement (the "Credit Agreement"), which matured on August 31, 2001. Under the terms of the Forbearance Agreement, as amended, which became effective on September 1, 2001, the Company had until March 29, 2002 to repay the amounts due under the existing credit facility or to restructure the credit facility. During the term of the Forbearance Agreement interest accrued at an annual interest rate equal to prime plus 6.0%. Interest was payable monthly at prime plus 1.0% per annum. The difference between the accrual rate of interest and the rate paid was due at the termination of the Forbearance Agreement and was rolled into the amount restructured. In addition, the Company was required to repay accrued and unpaid interest as of August 31, 2001 (totaling approximately $1.0 million) and were required to achieve minimum cash collection levels and maximum cash disbursements as defined in the Forbearance Agreement. We were in compliance with the terms of the Forbearance Agreement, as amended.

         In June 2001, Ronald Davi, former principal of NPPN prior to its acquisition by the Company, drew in full on a letter of credit in his favor in the amount of $2.0 million. Such amount is included in the obligations owed to our lending group at December 31, 2001.

         On July 2, 2001, the Company executed the Third Amendment and Limited Waiver to the Credit Agreement (the "Third Amendment") with its bank group and certain other parties. The Third Amendment provided for, among other things, (a) permission for the Company to issue Common Stock to certain funds managed by DePrince, Race and Zollo, Inc. for $3.3 million, (b) permission for the Company to use those funds to satisfy certain post-closing obligations to HPHI in connection with the sale of the TPA and MGU Businesses, (c) the postponement of certain scheduled payments of principal until August 31, 2001, (d) a 100 basis point increase in the interest rate, and (e) the delivery of 75,000 shares of Common Stock to the bank group in consideration for their consent to the Third Amendment.

         In connection with the sale of the TPA and MGU business units and the assumption by HealthPlan Holdings, Inc., of certain liabilities associated therewith (the "Transaction"), the New England Life Insurance Co. drew in full on a letter of credit in its favor in the amount of $6,000,000. Under the terms of the Credit Agreement with First Union National Bank and the other lenders named therein, any payment under the letter of credit which is not promptly reimbursed to the lenders by the Company upon notice of such draw constitutes a payment default. The lenders indefinitely waived this payment default pursuant to the terms of a Limited Waiver and Extension dated as of June 15, 2001, which also waived certain additional terms of the Credit Agreement in order to permit certain terms of the Transaction which were not part of the original Stock Purchase Agreement of April 1, 2001 but were rather added through the First Amendment to Stock Purchase Agreement (the "First Amendment"), dated June 18, 2001.

         As of December 31, 2001, PlanVista had additional notes totaling approximately $11.0 million related to a 1993 acquisition, a 1998 acquisition, and equipment purchases related to the HealthPlan Holdings transaction. As described below, the $5.0 million note related to the HealthPlan Holdings transaction converted to 813,273 shares of the Company's common stock. The number of shares of common stock issued in satisfaction of this note was based on the average closing price of the Company' common stock for the 10 days immediately prior to the conversion.

         On March 27, 2002, the Company retired a subordinated note, including accrued interest totaling approximately $2.5 million by issuing 274,000 shares of its common stock, based on the closing price of the Company's common stock one day immediately prior to the retirement date of this note, and by issuing a credit for $950,000 payable with in-kind claims repricing services.

         On April 12, 2002, the maturity date of notes totaling $500,000 due to two members of its board of directors was extended to November 30, 2004. These notes bear interest at prime plus 4% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

         As of December 31, 2001, the Company was in default of notes aggregating $4.0 million payable to CENTRA. These obligations related to a 1998 acquisition by the Company. The default was caused by the failure by PlanVista to make interest payments due under such notes. On April 12, 2002 the Company restructured these notes. Under the restructured terms, notes totaling $4.3 million accrue interest at compound rate of 12% per annum, accruing monthly. Interest is payable on shares of common stock determined on the average trading price over the last ten (10) trading days of the quarter. Additionally, the Holder has the right to request interest to be paid in cash if there is available excess cash flow for such payments as permitted by the Senior Credit Agreement. These notes mature on December 1, 2004. Interest and principal are due in full at maturity . At any time after April 12, 2002, CENTRA may convert some or all of the notes to shares of the Company's common stock, based on the lesser of $0.25 plus the closing price of the Company's common stock on April 12, 2002, or the average trading price of the common stock for the ten day period immediately preceding the date the note is converted. This note is subordinated to the term loan with the Company's lenders.

         On June 18, 2001, we completed the sale of our TPA and MGU business units to HPHI. The TPA business included the small group business operations and its associated data processing facilities based in Tampa, Florida, as well as the Taft-Hartley businesses that operated under the names ABPA and SNA, based in El Monte, California and Las Vegas, Nevada, respectively. The MGU business was the Philadelphia based Montgomery Management Corporation.

         In connection with this non-cash transaction, HPHI assumed approximately $40.0 million in working capital deficit of the acquired businesses, $5.0 million of which was offset by a long-term convertible subordinated note that was converted to common stock on April 12, 2002 in connection with the restructuring of our credit facilities as described above. In addition, at the closing of the sale to HPHI, the Company issued 709,757 shares of the Company's common stock to offset an additional $5.0 million of the assumed deficit. An additional 101,969 shares were issued as penalty shares pursuant to the terms of the letter agreement settling certain post closing disputes. The purchase agreement contains customary representations, warranties, and cross indemnity provisions.

         In connection with the issuance of these shares, the Company entered into a Registration Rights Agreement in favor of HPHI for the registration of such shares and any shares issuable under the terms of the note. Because the registration statement we filed with the Securities and Exchange Commission covering such shares has not been declared effective, pursuant to the terms of the Registration Rights Agreement, HPHI had the right to redeem for cash a number of the shares covered by such registration statement equal to one hundred thousand dollars ($100,000.00) divided by the average closing price of the Company's Common Stock on the New York Stock Exchange during the ten (10) trading days immediately preceding the last trading day prior to October 1, 2001. Pursuant to the Registration Rights Agreement, HPHI made demand for redemption after the Company failed to get the required registration statement effective. The Company, however, is not permitted to redeem the shares at this time under the terms of the Credit Agreement with its lenders. As a result, under the terms of the Registration Rights Agreement, the Company was required to issue 100,000 shares of the Company's Common Stock, 98,345 of which was issued in 2001, and the remainder on January 2, 2002, the value of which was charged to loss on sale of discontinued operations. Such issuances were in lieu of HPHI's right to redemption. In addition to these issuances, if the shares were not registered pursuant to an effective registration statement by December 31, 2001, then upon such date and each fifteenth day thereafter until such shares become registered , the Company is required to deliver to HPHI 10,000 shares of its Common Stock according to the terms of the Registration Rights Agreement. The total issuable shares as a result of such issuances are limited to 100,000. As of April 1, 2002, the Company has issued 70,000 shares of common stock, the value of which will be reflected as interest expense.

         We are currently in discussions with Sun Capital Partners to finalize any purchase price adjustments associated with this sale. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. In the event we are unable to resolve these matters directly with Sun Capital, we will seek to resolve them through binding arbitration as provided for in the purchase agreement. Sun Capital Partners believes it is due approximately $1.7 million from the Company related to the transaction, while the Company believes it is due approximately $4.5 million from Sun Capital. We believe the resolution of this matter will not have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

         On July 6, 2001, the Company completed a $3.8 million private placement of its common stock at a 15% discount to the 10 day trading average through July 2, 2001. The purchasers of these securities were certain investment funds managed by DePrince Race and Zollo, Inc., an investment management firm in which director John Race is one of the principals. The net proceeds from this private placement were used to satisfy certain pre-closing obligations connected with the Company's recent divestiture of its TPA and managing general agent underwriter business units to HPHI. In connection with the placement the Company issued unregistered shares of its common stock and has agreed to register such shares within 30 days of the date of the issuance. These shares were included in the registration statement filed in connection with the shares issued in the sale to HPHI.

         The Company also issued 75,000 shares of its common stock to HPHI in connection with a letter agreement dated July 2, 2001 between HPHI and the Company settling certain payment obligations relating to the Closing of the HPHI transaction and including terms for the payment in full of the pre-closing liabilities of the Company. Additionally, in connection with extending certain payment obligations with its lenders which were due June 30 and July 31, the Company issued 75,000 shares of its common stock to its lenders pursuant to the terms of a Third Amendment and Limited Waiver amending the Company's credit facility with its senior lenders. The Company has agreed to promptly register the shares issued to its lenders and to HPHI. These shares were included in the registration statement filed in connection with the shares issued in the sale to HPHI. Such shares have not been registered as of December 31, 2001.

         In April 2001, we sold all of our shares of HealthAxis Inc. stock and used the proceeds of $0.9 million to reduce outstanding debt under our Credit Agreement. We spent $0.6 million for capital expenditures during the nine months ended June 30, 2001, including expenditures related to discontinued operations.

         We spent $0.1 million, $4.8 million and $8.0 million for capital expenditures during 2001, 2000 and 1999, respectively.

         We believe that all consolidated operating and financing obligations for the next twelve months will be met from internally generated cash flow from operations and available cash. Based on available information, management believes it will be able to maintain compliance with the terms of its restructured credit facility, including the financial covenants for the foreseeable future. Our ability to fund our operations, make scheduled payments of interest and principal on our indebtedness, and maintain compliance with the terms of its restructured credit facility, including its financial covenants, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve the restructure debt covenants as required under the restructured credit facility, there may be a material adverse effect on our business, financial condition and results of operations, and a significant adverse effect on the market value of our common stock. Management is continuing to explore strategic alternatives to reduce its obligations, recapitalize the Company, and provide additional liquidity. There can be no assurances that the Company will be successful in these endeavors.

Inflation

         We do not believe that inflation had a material effect on our results of operations for the year ended December 31, 2001 or 2000. There can be no assurance, however, that our business will not be affected by inflation in the future.

Critical Accounting Policies

         The preparation of our consolidated financial statements requires that we adopt and follow certain accounting policies. Certain amounts presented in the consolidated financial statements have been determined in accordance with such policies, based upon estimates and assumptions. Although we believe that our estimates and assumptions are reasonable, actual results may differ.

         We have included below a discussion of the accounting policies that we believe are affected by the more significant judgments and estimates used in the preparation of our consolidated financial statements, how we apply such policies and how results differing from our estimates and assumptions would affect the amounts presented in our financial statements. Other accounting policies also have a significant effect on our consolidated financial statements, and some of these policies also require the use of estimates and assumptions. Note 3 to the Consolidated Financial Statements discusses our significant accounting policies.

Revenue Recognition

         We earn revenues in the form of fees generated from the repricing of medical claims. We generally enter into agreements with our health benefit payers payer clients that require them to pay a percentage of the cost savings realized from PlanVista's network discounts with participating providers. These agreements are generally terminable upon 90 days notice. During 2001, three clients and their affiliates accounted for an aggregate of 24.6% of our net revenues. The loss of either of these client groups could have a material adverse effect on the Company's financial results. In 2001, over 92% of our revenues were generated from percentage of savings contracts with our customers. Revenues from percentage of savings contract are recognized when claims processing and administrative services have been performed. Revenues from customers with certain contingent contractual rights and revenues based on a percentage of collected cash are not recognized until the corresponding cash is collected. The remainder of our revenues is generated from customers that pay us a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers clients. Revenues under such agreements are recognized based when the services are provided.

Accounts Receivable

         We generate our revenue and related accounts receivable from services provided to healthcare payers, such as self-insured employers, medical insurance carriers, health maintenance organizations (sometimes called HMOs), third party administrators and other entities that pay claims on behalf of health plans, and participating health care services providers which include individual providers and provider networks.

         We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history, average percentage of receivables written off historically and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

Impairment of Intangible and Long-Lived Assets

         As of December 31, 2001 we have goodwill related to the 1998 acquisition of PlanVista Solutions totaling $29.4 million. We evaluate the carrying value of our goodwill for impairment whenever indicators of impairment exist. If we determine that such indicators are present, we then prepare an undiscounted future net cash flow projection for the asset. In preparing this projection, we must make a number of assumptions concerning such things as, for example, future booking volume levels, price levels, commission rates, rates of growth in our online booking businesses, and rates of increase in operating expenses. If our projection of future net cash flows is in excess of the carrying value of the recorded asset, no impairment is recorded. If the carrying value of the asset exceeds the projected undiscounted net cash flows, an impairment is recorded. The amount of the impairment charge is determined by discounting the projected net cash flows.

         Through the end of 2001, we evaluated goodwill for impairment based on undiscounted projected future cash flows and determined that no adjustment was necessary. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operations.

Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. These new requirements will impact future period net income by an amount equal to the discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining intangible assets on future business combinations. An initial impairment test must be performed as of January 1, 2002. We are evaluating the impact of the adoption of these standards but have not yet determined the full effect of these recent accounting pronouncements on our financial position and results of operations. Amortization expense was $1.4 million in 2001.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe SFAS No. 143 will have a significant effect on the financial position, results of operations or liquidity of the Company.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes and amends SFAS No. 121 and relevant portions of SFAS No. 30. SFAS No. 144 is required to be adopted on January 1, 2002. We do not expect the adoption of SFAS No. 144 to have a significant effect on the financial position, results of operations, or liquidity of the Company.

Risk Factors

         Risks associated with an investment in the Company, and with achievement of the Company's forward-looking statements in this report, its news releases, websites, public filings, investor and analyst conferences and elsewhere include, but are not limited to, the risk factors described below. Any of the risk factors described below could have a material adverse effect on the Company's business, financial condition, or results of operations. The Company may not succeed in addressing these challenges and risks.

Failure to comply with financial covenants will cause default under Term Loan and, in some cases, may allow Series C Preferred Stockholders to control Board.

         We recently completed a restructuring of our credit facilities with our lenders. We replaced approximately $69.0 million of indebtedness to our lenders, including outstanding principal and accrued and unpaid interest and bank fees with a $40.0 million term loan, collateralized by substantially all of the Company's assets, and $29.0 million of convertible preferred stock. The term loan requires the Company to achieve financial covenants including minimum monthly EBITDA levels, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio, and maximum quarterly and annual extraordinary expenses (as defined in the agreements). The convertible preferred stock agreement contains provisions permitting the preferred stockholders to elect three members to the Company's board of directors and permitting the preferred stockholders to immediately elect one additional member to the Company's board of directors to replace one of the board members elected by the Company's common shareholders if the there is a default of any of the financial covenants or Company fails to achieve certain minimum cash levels as defined in the convertible preferred stock agreement. If the Company does not comply with the financial covenants in the agreements, or if the convertible preferred stock is not redeemed within 18 months from its issuance, it can be converted into a minimum of 51% of the then outstanding common stock of the Company. The conversion of the convertible preferred stock to common stock will significantly dilute the ownership percentage of the Company's current common stockholders. Additionally, failure to comply with the term loan's financial covenants is an event of default and would permit the lenders to immediately require the Company to repay the term loan. This may have a material adverse effect on our business, operating results and financial condition and could require the Company to seek protection under available bankruptcy laws.

We have contingent obligations from the sale of our TPA and MGU businesses.

         In connection with our sale of our TPA businesses and our MGU business, we incurred indemnity obligations for representations and warranties and for liabilities arising prior to the sale of these businesses. While we believe that we have accrued adequate reserves for all estimated liabilities, there may be unknown liabilities for which no reserves have been established and, if these liabilities were to occur, we might have to reorganize or liquidate under the bankruptcy laws in order to discharge them. Additionally, the reserves for expected liabilities established may not be adequate to handle these obligations.

Outstanding registration rights, convertible note may depress stock price or be dilutive.

         We granted registration rights covering additional shares which HealthPlan Holdings received upon converting the $5.0 million promissory note they received from us in connection with our sale of HealthPlan Services, Inc. to them and other shares we issued to them in payment of interest due on the note and in connection with our failure to make specified post-closing payments under the acquisition agreement. Under the conversion terms of the note, HealthPlan Holdings is guaranteed the issuance of sufficient shares so as to give them, on the sale of such securities, $5.0 million in gross proceeds. Accordingly, any substantial decrease in the price of our common stock would mean that HealthPlan Holdings would be entitled to a greater number of shares upon conversion of the note and the issuance of such shares would be dilutive to existing stockholders. Our registration rights agreement with HealthPlan Holdings requires that while the HealthPlan Holdings registration rights are outstanding, no future registration rights may be granted that are superior to the rights granted to HealthPlan Holdings and restricts our ability to grant registration rights to others which would allow others to register and sell their securities when HealthPlan Holdings is selling securities under a demand registration right.

         The existence of these registration rights may have a depressing effect upon the price of our common stock and may restrict the ability of investors in our common stock to sell their shares.

We may lack funds for future requirements.

         We may not be able to fund expansion, develop or enhance our products or services, or respond to competitive pressures if we lack adequate funds. This could hurt our business. We do not currently have an available line of credit with a lender and we manage our business from existing cash flow. We may need to raise additional funds in order to fund more rapid expansion, including acquisitions, to develop new or enhanced services, or to respond to competitive pressures. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Any new securities could have rights, preferences and privileges senior to those of the common stock.

         Additionally, our expense levels are based, in part, on our expectations regarding future revenues, and our expenses are generally fixed, particularly in the short term. We may be unable to adjust spending in a timely manner to compensate for unexpected revenue shortfalls. A shortfall in revenues or a delay in the collection of outstanding accounts receivable, could have a adverse impact on our ability to meet payment obligations to our lenders and vendors and could have a material adverse effect on our business, operating results and financial condition.

We have many competitors.

         We face competition from HMOs, PPOs, TPAs and other managed health care companies. We believe that, as managed care continues to gain acceptance in the marketplace and technology is adopted, our competition will increase. In addition, legislative reform may intensify competition in the markets served by us. Many of our current and potential competitors are significantly larger and have greater financial and marketing resources than we do. We cannot assure you that we will continue to maintain our existing clients or our past level of operating performance. We also cannot assure you that we will be successful with any new products or in any new geographical markets we may enter.

We may not be able to successfully manage our growth strategy.

         Our strategy is to continue internal growth and, as opportunities arise and resources permit, to consider acquisitions of, or relationships with, other companies in related lines of business within our core expertise. As a result, we are subject to certain growth-related risks, including the risk that we will be unable to retain personnel or acquire the resources necessary to service growth adequately. Expenses arising from efforts to increase our market penetration may have a negative impact on operating results. In addition, we cannot assure you that we will be able to identify suitable opportunities for acquisitions or relationships or complete these acquisitions. We may not be able to integrate effectively any acquired business, and we will have to bear the financial impact of expenses incurred in integrating acquired businesses.

Problems with our computers or other technology could negatively affect our business.

         Aspects of our business depend upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities. If our data processing capabilities are interrupted for any extended length of time, or if we lose stored data, or experience programming errors or other computer problems arise, we could lose customers and revenues.

         We expect that our future growth will depend on our ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to clients and payers of healthcare. Our current data processing capabilities are at 33% of capacity. We believe our current data processing capabilities are adequate for the foreseeable future. However, we may not be able to efficiently upgrade our systems to meet future demands, and we may not be able to develop, license or otherwise acquire software to address these market demands as well or as timely as our competitors.

Our intellectual property needs constant protection.

         We have made significant investments in the development and maintenance of our proprietary software systems and data. We rely largely on our own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the confidentiality and security of our proprietary information. If third parties gain unauthorized access to our information systems, or if computer viruses attack our data or software, or if anyone misappropriates our proprietary information, this may have a material adverse effect on our business and results of operations.

Government regulations may change and adversely affect our business.

         Regulation in the healthcare industry is constantly evolving. We are unable to predict what additional government regulations affecting our business may be enacted in the future. Our business may be adversely affected if we fail:
(1) to comply with existing laws and regulations, (2) to obtain necessary licenses and government approvals or (3) to adapt to new or modified regulatory requirements. Proposals for healthcare legislative reforms are regularly considered at the federal and state levels. Currently, the United States Congress is considering a patient's bill of rights which could impact our business by making managed care less attractive to employers or by introducing government regulation which could have the effect of discouraging employer-provided health care coverage. We are unable to predict whether or not such legislation will become law and if so, what impact it may have.

Our quarterly operating results may be volatile.

         We will have difficulty predicting future revenues because we are implementing a new business strategy. We will also have difficulty in accurately forecasting revenues from sales of our services because we don't know the sales cycle involved in selling our new services, and we cannot predict client claims experience. This makes it difficult to predict the quarter in which sales will occur. Our expense levels are based, in part, on our expectations regarding future revenues, and our expenses are generally fixed, particularly in the short term. We may be unable to adjust spending in a timely manner to compensate for unexpected revenue shortfalls. Any significant shortfall of revenues in relation to our expectations could cause significant declines in our quarterly operating results.

We are highly dependent on our senior management.

         PlanVista is highly dependent on its senior management, particularly chief executive officer Phillip S. Dingle and chief operating officer Jeffrey L. Markle. The loss of members of our senior management team could harm us and our prospects significantly.

Consolidation in the healthcare industry may give our customers greater bargaining power and lead us to reduce our prices.

         Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, competition to provide products and services such as those we provide will become more intense, and the importance of establishing and maintaining relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. If we are forced to reduce our prices, our margins will decrease unless we are able to achieve corresponding reductions in expenses.

A small number of clients account for a significant portion of our revenue.

         The loss of one or more of our significant clients could cause our business to suffer. Our top three clients accounted for 24.6% of our revenue for the year ended December 31, 2001. These clients may account for a significant portion of our revenues in 2002, and we expect that a small number of our clients will continue to account for a substantial portion of our revenues for some time. In addition, companies in the healthcare industry generally have been consolidating, resulting in a limited number of payers and provider networks controlling an increasing portion of claims. Therefore, we believe that our revenue will be largely dependent upon product acceptance by a smaller number of payers and provider networks. If we lose any one of our major clients or receive less favorable terms from any of our major clients, we will lose revenue that would adversely impact our financial condition and results of operations.

Many of our products and services are geared for the developing internet and electronic healthcare information markets.

         The Internet and electronic healthcare information markets are in the early stages of development and are rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with our products and services. We expect that additional companies will continue to enter these markets. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced products and services. Because the markets for certain of our products and services are new and evolving, we are not able to predict the size and growth rate of those markets with any certainty. We cannot assure you that markets for our products and services will develop or that, if they do, they will be strong and continue to grow at a sufficient pace. If markets fail to develop, develop more slowly than expected or become saturated with competitors, our business prospects will be impaired.

Lack of internet security could discourage users of our services.

         The difficulty of securely transmitting confidential information over the Internet has been a significant barrier to conducting e-commerce and engaging in sensitive communications over the Internet. Our strategy relies in part on the use of the Internet to transmit confidential information. We believe that any well-publicized compromise of Internet security may deter people from using the Internet to conduct transactions that involve transmitting confidential healthcare information. It is also possible that third parties could penetrate our network security or otherwise misappropriate patient information and other data. If this happens, our operations could be interrupted, and we could be subject to liability. We may have to devote significant financial and other resources to protect against security breaches or to alleviate problems caused by breaches. We could face financial loss, litigation and other liabilities to the extent that our activities or the activities of third-party contractors involve the storage and transmission of confidential information like patient records or credit information. In addition, we could incur additional expenses if new regulations regarding the use of personal information are introduced.

The terms of our customer contracts provide no guarantee of long-term relations or payments.

         Although contracts with some of our clients are longer-term contracts, the majority of our contracts can be terminated, with revenues from such contracts also readily terminable within six months. In addition, the vast majority of PlanVista's contracts contain payment terms that are based on a percentage of savings to the client or on the number of claims re-priced. If we are unable to achieve significant savings for our clients or re-price a significant number of claims, we will not derive much revenue from our contracts.

Termination of network contracts would impair our ability to service our clients.

         All of our contracts with provider networks contain provisions allowing the termination of these contracts with as little as 30 days' notice. The termination of these contracts by the networks would render us unable to provide network access to our clients and therefore would remove our ability to reprice claims and derive revenues. Termination by the provider networks or other changes within the provider networks may be outside of our control and could negatively affect our ability to provide services to our clients.

We may be subject to litigation due to the volatility of our stock price.

         Our common stock has experienced significant price and volume fluctuations recently. Our stock price reached a ranged from a high of $9.44 per share to a low of $4.14 per share during the year ended December 31, 2001. As of March 31, 2002, our closing stock price was $6.40 per share. These fluctuations are not necessarily directly related to our operating performance, and our stock may not continue to trade at the current price level.

         The market price for our common stock may continue to fluctuate widely in response to factors such as the following:

               .    failure to meet our product development and sales
                    milestones;
               .    demand for our common stock;
               .    technological innovations by competitors or in competing
                    technologies;
               .    new product announcements by us or by our competitors;
               .    timeliness in introduction of new products;
               .    announcements by us or our competitors of significant
                    contracts, acquisitions, partnerships, joint ventures or
                    capital commitments;
               .    failure to successfully implement our new business strategy;
               .    revenues and operating results failing to meet the
                    expectations of securities analysts or investors in any
                    quarter;
               .    announcements by third parties of significant claims or
                    proceedings against PlanVista;
               .    disclosure of unsuccessful results in our efforts to expand our ability to manufacture, market, sell and distribute
                    PlanVista's products or in our ability to enhance
                    PlanVista's existing products, or develop new products;
               .    changes in financial estimates by securities analysts;
               .    investor perception of our industry or its prospects; or
               .    general technology or economic trends.

         In addition, our growth rate is partially attributable to health care expenditures nationally and the related growth of claims processed by PlanVista. We may not continue to grow in the future, and if we do grow, it may not be at or near historical levels.

         Many of these factors are beyond our control. In addition, the stock market has in the past experienced price and volume fluctuations that have particularly affected companies in the health care and managed care markets resulting in changes in the market price of the stock of many companies which may not have been directly related to the operating performance of those companies.

         Some companies that have experienced volatility in the market price of their stock have been sued in securities class action litigation. In light of the fluctuations in our stock price, it is possible that we may be the subject of a securities class action litigation in the future. Such litigation often results in substantial costs and a diversion of management's attention and resources and could harm our business, prospects, results of operations, or financial condition.

Our existing stockholders have significant voting control over matters requiring stockholder approval.

         Our executive officers, directors, key employees and their affiliates beneficially own, in the aggregate, approximately 40.7% of our outstanding common stock. Our existing 5% or greater stockholders beneficially own, in the aggregate, approximately 52.8% of our outstanding common stock. Additionally, as described above, our lenders received $29.0 million of convertible preferred stock that can trigger voting rights with respect to a minimum of 51% of the then outstanding shares of our common stock upon the occurrence of certain events. The convertible preferred stock holders have the right to elect three members to our board of directors. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control of us.

Because of anti-takeover provisions under Delaware law and in our Certificate of Incorporation, takeovers may be more difficult, possibly preventing you from obtaining optimal share price.

         Delaware law and provisions of our Certificate of Incorporation could make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of PlanVista. Our Certificate of Incorporation allows us to issue preferred stock with rights senior to those of the common stock without any further vote or action by the common stockholders. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change in control of PlanVista. These provisions could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of PlanVista or may otherwise discourage a potential acquiror from attempting to obtain control of PlanVista. This could have a material adverse effect on the market price of its common stock. The board of directors may in the future issue shares of preferred stock or rights to acquire preferred shares to implement a stockholder rights plan. A stockholder rights plan creates financial impediments that discourage persons seeking to gain control of a company by means of a merger, tender offer, proxy contest or otherwise if the board of directors determines that a change in control is not in the best interests of stockholders.

PlanVista does not plan to pay dividends on the common stock.

         PlanVista has not declared or paid a cash dividend in recent years, and we do not expect to declare or pay any cash dividends in the foreseeable future. We intend to retain all earnings, if any, in order to expand our operations and pay down our debt.

We have a Limited Operating History.

         Although we began operating in 1995, the increasing popularity and use of electronic claims and data processing tools and the Internet has occurred only recently and, as a result, the focus of our business has changed significantly. We did not begin our current focus on being a technology-enabled service provider leveraging our existing network access business until early 2001. As a result, our operating history is not indicative of our future performance, and our business is difficult to evaluate because we are facing new risks and challenges. You should evaluate our prospects in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. These risks include:

               .    unpredictability of operating results and future revenues;
               .    unproven market acceptance of our new products;
               .    client concentration;
               .    dependence on payers, provider networks, strategic
                    relationships and technology solutions;
               .    industry consolidation and vertical integration;
               .    increased competition; and
               .    general economic and market conditions.

         We may not be successful in addressing any or all of these risks. Any failure to address these risks could have a material adverse effect on our business, operating results and financial condition.

Our business model is unproven.

         We sold several units of our TPA business in 2000, including our unemployment compensation and workers' compensation units, our Ohio workers' compensation managed care organization unit, and our self-funded business unit. We sold the balance of our TPA segment as well as our MGU business in June 2001. Revenue from these discontinued operations was $210.8 million in 1998, $202.9 million in 1999 and $158.4 million in 2000, which significantly exceeded revenue from continuing operations in each of those years. Accordingly, our operating history is not indicative of our future performance under our new business strategy. In implementing this business strategy, and consistent with the completed divestitures, we are significantly changing the focus of our business away from a TPA claim processing operation to our network claims repricing service. This change in focus also means that our sales and implementation practices are now characterized by an in-house sales force, as opposed to the outsourced sales force associated with the divested units, and we have significantly reduced the size of our management and support operations. While the network business has historically operated as an independent part of a larger business, this change in focus will require it to operate with less support than previously available and this may impact its performance. We are also facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets and other risks described in this prospectus.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to certain market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We are subject to interest rate risk on our credit facility and any future financing requirements. Our fixed rate debt consists primarily of certain equipment notes, and our variable rate debt relates to borrowings under our Term Loan. See "Liquidity and Capital Resources."

         The following table presents the future minimum operating lease obligations and the future principal payment obligations and weighted-average interest rates associated with our long-term debt instruments as of December 31, 2001 (in thousands). These amounts have been adjusted to reflect the Company's restructured debt arrangements:

                                              2002             2003           2004         2005        2006        Thereafter
                                          ------------     ------------    ----------    --------    ---------    -------------
Operating leases......................    $       588      $      278      $     261     $     58    $     38     $       38

Long-term debt (weighted
  average interest rate ranging
  from 5.75% to 10.75%)...............    $       308      $      313      $  68,957     $    132    $    150     $    6,226

         Our primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest expense requirements and exceed financial covenants, and (iii) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

         During 2001, we managed interest rate risk on our variable rate debt by using two separate interest rate swap agreements. The agreements, which expired in September and December 2001, effectively converted $40.0 million of variable rate debt under the old Line of Credit to fixed rate debt at a weighted average rate of 6.18%. As of December 31, 2001 we do not have any outstanding interest rate swap arrangements.

         A 1% increase in interest rates due to increased rates nationwide would result in additional interest of approximately $0.6 million per year.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.


                                   PART III

Item 10. Directors and Executive Officers of the Registrant

         The response to this item will be included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in or around June, 2002, under "Proposal 1: Election of Directors," "Additional Information Concerning Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

Item 11. Executive Compensation

         The response to this item will be included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in or around June, 2002, under "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation," and "Additional Information Concerning Directors," and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The response to this item will be included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in or around June, 2002, under "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The response to this item will be included in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held in or around June, 2002, under "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions," and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       (1)  The following consolidated financial statements of PlanVista
               Corporation and its subsidiaries are filed as part of this Form 10-K starting at page F-1:

               Report of Independent Certified Public Accountants

               Consolidated Balance Sheets - December 31, 2001 and 2000

               Consolidated Statements of Operations - Years ended December 31, 2001, 2000, and 1999

               Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2001, 2000, and 1999

               Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000, and 1999

               Notes to Consolidated Financial Statements

          (2)  Report of Independent Accountants on Financial Statement Schedule

               Schedule II - Valuation and Qualifying Accounts for each of the Years ended December 31, 2001, 2000, and 1999

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

2.12 Asset Purchase Agreement effective July 5, 2000, by and between HealthPlan Services, Inc. and Sheakley-Uniservice, Inc. (incorporated by reference to Exhibit 2.12 to the PlanVista Corporation Annual Report on Form 10-K/A, filed on April 20, 2001).

2.13 Asset Purchase Agreement dated as of August 28, 2000, by and between Trewit, Inc., HealthPlan Services, Inc., Montgomery Management Corporation, and HealthPlan Services Corporation; Amendment to Asset Purchase Agreement effective as of October 25, 2000, by and between HealthPlan Services, Inc., Montgomery Management Corporation, HealthPlan Services Corporation, Trewit, Inc., and Harrington Benefit Services, Inc.; Post-Closing Amendment to Asset Purchase Agreement and Escrow Agreement dated as of January 12, 2001, by and between HealthPlan Services, Inc., HealthPlan Services Corporation, Trewit, Inc., and Harrington Benefit Services, Inc., and for purposes of the Escrow Agreement Amendment, Wells Fargo Bank Minnesota (incorporated by reference to Exhibit 2.13 to the PlanVista Corporation Annual Report on Form 10-K/A, filed on April 20, 2001).

2.14 Asset Purchase Agreement dated September 15, 2000, by and among ProHealth, Inc., Sheakley Unicomp, Inc., and HealthPlan Services, Inc. (incorporated by reference to Exhibit 2.14 to the PlanVista Corporation Annual Report on Form 10-K/A, filed on April 20, 2001).

2.15 Stock Purchase Agreement dated as of April 1, 2001, by and between HealthPlan Holdings, Inc. and HealthPlan Services Corporation (incorporated by reference to Exhibit 2.15 to the PlanVista Corporation Annual Report on Form 10-K/A, filed on April 20, 2001).

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

10.6 1995 HealthPlan Services Corporation Directors Stock Option Plan (compensatory plan) (incorporated by reference to Exhibit
                  10.10 to the HealthPlan Services Corporation Form S-1 Registration Statement #33-90472, filed on May 18, 1995); Amendment adopted as of October 10, 2000 (incorporated by reference to Exhibit 10.6 to the PlanVista Corporation Annual Report on Form 10-K/A, filed on April 20, 2001).

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

                  (d) Second Amended and Restated Credit Agreement dated as of June 8, 2000, by and among HealthPlan Services Corporation, First Union National Bank, and other lenders named therein; Security and Second Amended and Restated Pledge Agreement dated as of June 8, 2000, by and among HealthPlan Services Corporation and its subsidiaries named therein, and First Union National Bank; Limited Waiver and Consent dated as of June 29, 2000; Limited Waiver and Consent dated as of September 12, 2000; Limited Waiver dated as of September 19, 2000; Limited Waiver and Consent dated as of September 19, 2000; Limited Waiver and Consent dated as of October 19, 2000; Limited Waiver dated as of December 8, 2000; First Amendment and Limited Waiver and Consent dated as of March 29, 2001 (incorporated by reference to Exhibit 10.12(d) to the PlanVista Corporation Annual Report on Form 10-KA, filed on April 20, 2001).

                  (e) Second Amendment and Limited Waiver and Consent by and among HealthPlan Services Corporation, First Union National Bank, and other lenders named therein dated as of April 16, 2001; Limited Waiver and Consent by and among HealthPlan Services Corporation, First Union National Bank, and other lenders named therein, dated as of April 30, 2001; Limited Waiver and Consent by and among HealthPlan Services Corporation, First Union National Bank, and other lenders named therein, dated as of May 4, 2001; Limited Waiver and Extension by and among PlanVista Corporation (f/k/a HealthPlan Services Corporation), First Union National Bank, and other lenders named therein, dated as of June 15, 2001; Third Amendment and Limited Waiver Extension by and among PlanVista Corporation (f/k/a HealthPlan Services Corporation), First Union National Bank, and other lenders named therein, dated as of July 2, 2001.

                  (f) Forbearance Agreement dated as of September 1, 2001 by and among PlanVista Corporation, First Union National Bank, and other lenders named therein (incorporated by reference to the PlanVista Corporation Form 8-K, filed on September 17, 2001).

                  (g) First Amendment to Forbearance Agreement dated as of September 30, 2001, by and among PlanVista Corporation, First Union National Bank, and other lenders named therein; Second Amendment and Limited Waiver to Forbearance Agreement dated as of October 19, 2001, by and among PlanVista Corporation, First Union National Bank, and other lenders named therein; Third Amendment and Limited Waiver to Forbearance Agreement dated as of November 11, 2001, by and among PlanVista Corporation, First Union National Bank, and other lenders named therein (incorporated by reference to Exhibit (a) to the PlanVista Corporation Quarterly Report on Form 10-QA, filed on November 14,
                           2001).

                  (h) Fourth Amendment and Limited Waiver to Forbearance Agreement dated as of December 14, 2001, by and among PlanVista Corporation, First Union National Bank, and other lenders named therein; Fifth Amendment and Limited Waiver to Forbearance Agreement dated as of January 31, 2002, by and among PlanVista Corporation, First Union National Bank, and other lenders named therein; Sixth Amendment to Forbearance Agreement dated as of March 15, 2002, by and among PlanVista Corporation, First Union National Bank, and other lenders named therein.

                  (i) Third Amended and Restated Credit Agreement dated as of April 12, 2002, by and among PlanVista Corporation, Wachovia National Association (f/k/a First Union National Bank), and other lenders named therein.

                  (j) Series C Convertible Preferred Stock Issuance and Restructuring Agreement dated as of April 12, 2002, by and among PlanVista Corporation, Wachovia National Association, as administrative agent, and other lenders named therein.

                  (k) Stockholders Agreement dated as of April 12, 2002, by and among PlanVista Corporation and the Series C Stockholders named therein.

                  (l) Certificate of Designation of Series and Determination of Rights and Preferences of Series C Convertible Preferred Stock of PlanVista Corporation as filed with the Secretary of State of Delaware on April 8,2002.

                  (m) Letter Agreement dated April 12, 2002 by and among PlanVista Corporation, Wachovia National Association, as administrative agent, and other lenders named therein.

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

10.23 Administration Services Agreement dated as of July 29, 1999, by and between United Benefit Life Insurance Company and HealthPlan Services, Inc. [Do we still need this?]

10.24 Employment and Noncompetition Agreement dated as of June 1, 2000, by and between HealthPlan Services Corporation and Phillip S. Dingle, including Amendment thereto dated January 30, 2001 (management contract) (incorporated by reference to Exhibit 10.24 to the PlanVista Corporation Annual Report on Form 10-KA, filed on April 20, 2001).
                  [Do we need to add Jeff's?]

10.25 Agreement dated January 6, 2001, between HealthPlan Services Corporation, Tatum CFO Partners, LLP, and Reid Johnson (management contract) (incorporated by reference to Exhibit
                  10.25 to the PlanVista Corporation Annual Report on Form 10-KA, filed on April 20, 2001).

11.1 Statement regarding computation of per share earnings: not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

21.1 Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the PlanVista Corporation Annual Report on Form 10-KA, filed on April 20, 2001).

23.1              Consent of PricewaterhouseCoopers LLP.

(b) We filed the following Current Report on Form 8-K during the twelve months ended December 31, 2001:

                  Form 8-K Current Report, filed on April 4, 2001, regarding the Stock Purchase Agreement with HealthPlan Holdings, Inc., effective April 1, 2001.

                  Form 8-K Current Report, filed on April 20, 2001, regarding the Company's name change and trading symbol change effective April 19, 2001.

                  Form 8-K Current Report, filed on July 3, 2001, regarding the sale of the Company's third party administration and managing general agent underwriter business units, effective June 18, 2001.

                  Form 8-K Current Report, filed on July 9, 2001, regarding the Third Amendment and Limited Waiver dated July 2, 2001.

                  Form 8-K Current Report, filed on September 17, 2001, regarding the Forbearance Agreement dated September 1, 2001.

                  Form 8-K Current Report, filed on January 25, 2002, regarding the agreement with its lenders on the Key Terms and Conditions for Restructured Credit Facilities.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PlanVista Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on the 15th day of April, 2002.

                                        PLANVISTA CORPORATION

                                        By: /s/ Phillip S. Dingle
                                            ------------------------------------
                                            Phillip S. Dingle
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

                                        By: /s/ Donald W. Schmeling
                                            ------------------------------------
                                            Donald W. Schmeling
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William L. Bennett, Phillip S. Dingle, and Donald W. Schmeling his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him or her in his or her name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature                             Title                                       Date
/s/ Phillip S. Dingle                 Chairman of the Board and Chief             April 15, 2002
---------------------------           Executive Officer
    Phillip S. Dingle

/s/ William L. Bennett                Vice Chairman of the Board                  April 15, 2002
---------------------------
    William L. Bennett

/s/ Martin L. Garcia                  Director                                    April 15, 2002
---------------------------
    Martin L. Garcia

/s/ John D. Race                      Director                                    April 15, 2002
---------------------------
    John D. Race

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Stockholders of
PlanVista Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of PlanVista Corporation and its subsidiaries (PlanVista or the Company) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of PlanVista's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As further described in Note 2, the Company signed an agreement on April 12, 2002, with its lenders to restructure principally all of its outstanding debt, including the conversion of $ 29 million of debt into preferred stock. The new credit facility matures in two years and contains restrictive financial covenants relating the Company's operations.




/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
April 15, 2002
Tampa, Florida

                             PLANVISTA CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                                                               December 31,
                                                                                   --------------------------------------

                                                                                         2001                 2000
                                                                                   -----------------    -----------------
                                    ASSETS
Current assets:
  Cash and cash equivalents...................................................   $             395    $             482
  Accounts receivable, net of allowance for doubtful Accounts of $6,236 and
    $3,300, respectively......................................................               7,319                6,854
  Prepaid expenses and other current assets...................................                 327                  971
  Refundable income taxes.....................................................                 608                2,251
  Deferred taxes..............................................................                   -                3,523
                                                                                   -----------------    -----------------
          Total current assets................................................               8,649               14,081
Property and equipment, net...................................................               1,804                2,160
Other assets, net.............................................................                 267                1,870
Deferred taxes................................................................                   -               25,895
Investments...................................................................                   -                2,411
Intangible assets, net........................................................              29,405               30,783
Net noncurrent assets associated with discontinued operations.................                   -               27,468
                                                                                   -----------------    -----------------
          Total assets........................................................   $          40,125    $         104,668
                                                                                   =================    =================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable............................................................   $           3,308    $           1,056
  Accrued liabilities.........................................................              12,934               13,165
  Current portion of long-term debt...........................................                 308               61,133
Net current liabilities associated with discontinued operations...............                   -               43,586
                                                                                   -----------------    -----------------
          Total current liabilities...........................................              16,550              118,940
Long-term debt and notes payable..............................................              75,778                4,905
Other long-term liabilities...................................................               1,087                1,163
                                                                                   -----------------    -----------------
          Total liabilities...................................................              93,415              125,008
                                                                                   -----------------    -----------------


Stockholders' equity (deficit):
  Common stock, $0.01 par value, 100,000,000 authorized, 15,445,880 shares issued at December 31, 2001 and,
     15,205,984 at December 31, 2000..........................................                 154                  152
  Additional paid-in capital..................................................              92,335              110,417
  Treasury stock at cost, 13,597 shares at December 31, 2001
   and 1,519,400 at December 31, 2000.........................................                (265)             (30,006)
  Deficit.....................................................................            (145,514)            (100,293)
  Unrealized depreciation on investments
   available for sale, net of tax.............................................                   -                 (610)
                                                                                   -----------------    -----------------
          Total stockholders' equity (deficit)................................             (53,290)             (20,340)
                                                                                   -----------------    -----------------
          Total liabilities and stockholders' equity..........................   $          40,125    $         104,668
                                                                                   =================    =================

       The accompanying notes are an integral part of these consolidated financial statements.

                             PLANVISTA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)

                                                                                       Year Ended December 31,
                                                                      ---------------------------------------------------------

                                                                               2001                2000              1999
                                                                         ----------------    ---------------   ----------------
Operating revenues...................................................   $        32,918     $       26,964    $        18,691
                                                                         ----------------    ---------------   ----------------
Expenses:
  Agent commissions..................................................               308                295                110
  Personnel expenses.................................................             9,137              8,301              8,189
  General and administrative expenses:
     Network access fees.............................................             5,343              3,896              2,521
     Bad debt expense................................................             3,348                649                624
     Other general and administrative................................             6,213              3,993              4,087
  Loss on impairment of intangible assets............................                 -              5,513                  -
  Other (income) expenses............................................               (47)             1,120                  -
  Loss (gain) on sale of investments, net............................             2,503               (332)            (4,630)
  Depreciation and amortization......................................             1,845              1,683              1,927
  Interest expense...................................................            12,098             10,489              7,737
  Interest income....................................................              (128)              (252)              (373)
  Equity in loss of joint ventures...................................                 -                  -                208
                                                                         ----------------    ---------------   ----------------
       Total expenses................................................            40,620             35,355             20,400
                                                                         ----------------    ---------------   ----------------

Loss before provision (benefit) for income taxes, minority interest, discontinued operations, extraordinary loss, and
   cumulative effect of change in accounting principle...............            (7,702)            (8,391)            (1,709)
Provision (benefit) for income taxes.................................            26,811             (3,263)              (718)
                                                                         ----------------    ---------------   ----------------

Loss before minority interest, discontinued operations,
   loss on sale of assets, extraordinary item and cumulative
   effect of change in accounting principle..........................           (34,513)            (5,128)              (991)
Minority interest....................................................                 -                  -                 50
                                                                         ----------------    ---------------   ----------------
Loss before discontinued operations, loss on sale of
   assets, extraordinary item and cumulative effect of
   change in accounting principle....................................           (34,513)            (5,128)            (1,041)
Gain (loss) from discontinued operations, net of taxes...............              (555)           (58,804)             1,145
Loss on sale of discontinued operations, net of taxes................           (10,077)           (39,333)                 -
Extraordinary loss, net of taxes.....................................                 -               (954)                 -
Cumulative effect of change in accounting principle,
   net of taxes......................................................               (76)              (258)                 -
                                                                         ----------------    ---------------   ----------------
Net (loss) income....................................................   $       (45,221)    $     (104,477)   $           104
                                                                         ================    ===============   ================

Basic (loss) earnings per share of Common Stock:
   Loss from continuing operations...................................   $         (2.37)    $        (0.37)   $         (0.08)
   (Loss) earnings from discontinued operations......................             (0.04)             (4.30)              0.09
   Loss from sale of discontinued operations.........................             (0.70)             (2.88)                 -
   Extraordinary loss................................................                 -              (0.07)                 -
   Cumulative effect of change in accounting principle...............                 -              (0.02)                 -
                                                                         ----------------    ---------------   ----------------
   Net (loss) earnings...............................................   $         (3.11)    $        (7.64)   $          0.01
                                                                         ================    ===============   ================
Basic weighted average number of shares outstanding...................           14,558             13,679             13,742
                                                                         ================    ===============   ================


Diluted (loss) earnings per share of Common Stock:
   Loss from continuing operations...................................   $         (2.37)    $        (0.37)   $         (0.08)
   (Loss) earnings from discontinued operations......................             (0.04)             (4.30)              0.09
   Loss from sale of discontinued operations.........................             (0.70)             (2.88)                 -
   Extraordinary loss................................................                 -              (0.07)                 -
   Cumulative effect of change in accounting principle...............                 -              (0.02)                 -
                                                                         ----------------    ---------------   ----------------
   Net (loss) earnings...............................................   $         (3.11)    $        (7.64)   $          0.01
                                                                         ================    ===============   ================
Diluted weighted average number of shares outstanding................            14,558             13,679             13,922
                                                                         ================    ===============   ================

      The accompanying notes are an integral part of these consolidated financial statements.

                             PLANVISTA CORPORATION
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND
                             COMPREHENSIVE INCOME
                      (in thousands except share amounts)

                                                                                                             Unrealized
                                                                                                            Appreciation
                                                                                                                on
                                                          Voting    Additional                Retained      Investments
                                         Comprehensive    Common     Paid-in      Treasury    Earnings       Available
                                            Income         Stock     Capital       Stock      (Deficit)      for Sale       Total
                                         -------------   ---------  ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1998...........                  $   152    $109,887     $(28,088)    $  9,736      $      (35)   $  91,652

Refund of overpayment in connection
   with stock option plan..............                        -         (13)           -            -               -          (13)
Issuance of 16,143 shares in
   connection with the employee
   stock purchase plan.................                        -          81            -            -               -           81
Cash dividends declared................                        -           -            -       (5,656)              -       (5,656)
Purchase of 242,700 treasury shares....                        -           -       (1,918)           -               -       (1,918)
Tax benefit on exercise of shares in
   connection with stock option plans..                        -         402            -            -               -          402
Net income.............................  $       104           -           -            -          104               -          104
Unrealized appreciation on investment
   available for sale..................        1,629           -           -            -            -           1,629        1,629
                                         -------------
Comprehensive income...................  $     1,733
                                         =============   ---------  ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1999...........                      152     110,357      (30,006)       4,184           1,594       86,281

Issuance of 1,718 shares in
   connection with the directors'
   compensation plan...................                        -          20            -            -               -           20
Issuance of 12,708 shares in
   connection with the employee
   stock purchase plan.................                        -          37            -            -               -           37
Issuance of 1,100 shares in connection
   with stock option plans.............                        -           3            -            -               -            3
Net loss...............................  $  (104,477)          -           -            -     (104,477)              -     (104,477)
Unrealized depreciation on
   investment available for sale.......       (2,204)          -           -            -            -          (2,204)      (2,204)
                                         -------------
Comprehensive loss.....................  $  (106,681)
                                         =============   ---------  ----------   ----------   ----------    ----------    ----------
Balance at December 31, 2000...........                      152     110,417      (30,006)    (100,293)           (610)     (20,340)

Issuance of 8,725 shares in
   connection with the directors'
   compensation plan...................                        -          57            -            -               -           57
Issuance of 2,051 shares in
   connection with the employee
   stock purchase plan.................                        -          22            -            -               -           22
Issuance of 189,301 shares in
   connection with stock option plans..                        2         480            -            -               -          482
Issuance of 1,011,071 shares
   in connection with the sale of
   businesses..........................                        -     (11,905)      19,205            -               -        7,300
Issuance of 533,500 shares in
   connection with a private placement
   with a related party................                        -      (6,736)      10,536            -               -        3,800
Net loss...............................  $   (45,221)          -           -            -      (45,221)              -      (45,221)
Unrealized depreciation on investment
   available for sale..................          610           -           -            -            -             610          610
                                         -------------
Comprehensive loss.....................  $   (44,611)
                                         =============   ---------  ----------   ----------   ----------    ----------    ----------
Balance at December 31, 2001...........                  $   154    $ 92,335     $   (265)    $145,514)     $        -    $ (53,290)
                                                         =========  ==========   ==========   ==========    ==========    ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                             PLANVISTA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      For the Year Ended December 31,
                                                                    ---------------------------------
                                                                      2001         2000         1999
                                                                    ----------   --------     -------
Cash flows from operating activities:
Net (loss) income .............................................   $ (45,221)   $(104,477)   $     104
Losses from discontinued operations ...........................      10,632           --           --
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
  Depreciation ................................................         467        5,179        7,512
  Amortization ................................................       1,378        9,623        9,235
  Loss on impairment of goodwill ..............................          --       80,250           --
  Loss (gain) on sale of investments ..........................       2,503         (332)      (4,630)
  Write-off of internally developed software ..................          --        7,702           --
  Loss on sale of assets ......................................          --       41,967           --
  Equity in loss of joint ventures ............................          --           --          208
  Minority interest ...........................................          --           --          245
  Deferred taxes ..............................................      29,418      (26,483)          (3)
Changes in assets and liabilities:
  Restricted cash .............................................          --            3       11,369
  Accounts receivable .........................................        (465)       3,285       (2,025)
  Refundable income taxes .....................................       1,643           --           --
  Prepaid expenses and other current assets ...................         644          438         (531)
  Other assets ................................................       1,603       (2,926)         (79)
  Cash overdraft ..............................................          --       (1,188)       1,188
  Accounts payable ............................................       2,252       (1,608)      (9,540)
  Premiums payable to carriers ................................          --       10,256       (4,216)
  Commissions payable .........................................          --       (1,539)        (370)
  Deferred revenue ............................................          --         (995)      (1,944)
  Accrued liabilities .........................................     (14,681)     (14,322)       7,925
  Income taxes payable ........................................          --       (1,584)      (1,429)
  Other long-term liabilities .................................         (76)          --           --
                                                                  ---------    ---------    ---------
     Net cash (used in) provided by operating activities.......      (9,903)       3,249       13,019
                                                                  ---------    ---------    ---------
Cash flows from investing activities:
  Purchases of property and equipment .........................        (111)      (4,789)      (7,996)
  Cash paid for acquisitions, net of cash acquired ............          --       (3,054)      (8,674)
  Proceeds from sale of business units ........................          --       33,656           --
  Proceeds from sale of investments ...........................         518          936        8,013
  Purchases of investments ....................................          --           --         (919)
  Receivable from sale of investment, net .....................          --           --         (375)
  Proceeds from notes receivable ..............................          --           --        3,498
                                                                  ---------    ---------    ---------
     Net cash provided by (used in) investing activities.......         407       26,749       (6,453)
                                                                  ---------    ---------    ---------

Cash flows from financing activities:
  Net borrowings (payments) under line of credit ..............       6,143      (29,101)      (1,000)
  Net payments on other debt ..................................      (1,095)        (455)        (732)
  Cash dividends paid .........................................          --           --       (7,566)
  Repurchase of common stock ..................................          --           --       (1,918)
  Proceeds from common stock issued ...........................       4,361           40           68
                                                                  ---------    ---------    ---------
     Net cash provided by (used in) financing activities.......       9,409      (29,516)     (11,148)
                                                                  ---------    ---------    ---------

Net (decrease) increase in cash and cash equivalents ..........         (87)         482       (4,582)
Cash and cash equivalents at beginning of year ................         482           --        4,582
                                                                  ---------    ---------    ---------
Cash and cash equivalents at end of year ......................   $     395    $     482    $      --
                                                                  =========    =========    =========
Supplemental disclosure of cash flow information:
  Cash paid for interest ......................................   $   4,550    $   9,544    $   7,140
                                                                  =========    =========    =========
  Net (refunds received) cash paid for income taxes............   $  (2,607)   $  (1,728)   $   3,575
                                                                  =========    =========    =========

Noncash investing and financing activities
Sale of business units:
  Notes issued ................................................   $   5,000    $      --    $      --
  Common stock issued .........................................   $   7,300    $      --    $      --

 The accompanying notes are an integral part of these consolidated financial statements.

PLANVISTA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001


1.       Description of Business

         PlanVista Corporation, formerly known as HealthPlan Services Corporation (together with its wholly owned subsidiaries, "PlanVista" or "Company"), is a leading provider of technology-enabled medical cost management solutions for the healthcare industry. We provide integrated national Preferred Provider Organization (sometimes called PPO) network access, electronic claims repricing, and claims and data management services to health care payers, such as self-insured employers, medical insurance carriers, health maintenance organizations (sometimes called HMOs), third party administrators and other entities that pay claims on behalf of health plans, and health care services providers, including individual providers and provider networks.

2.       Bank Restructure, Reorganization, and Related Subsequent Events

         In June 2000, PlanVista initiated a plan of reorganization designed to divest certain of its underperforming and non-growth businesses and to reduce and refinance its credit facility. Effective June 18, 2001, PlanVista sold the last of these non-strategic businesses (as further described below) and during 2001 pursued the restructuring of its remaining debt. The majority of this debt matured on August 31, 2001, at which time we defaulted on the maturity payment. Effective September 1, 2001 we entered into a Forbearance Agreement, as amended ("Forbearance Agreement"), with our lending group that gave the Company until March 29, 2002 to repay or restructure this debt. On April 12, 2002, we completed the restructuring of our debt, whereby we restructured $69.0 million of outstanding indebtedness to our lenders, including outstanding principal and accrued and unpaid interest and bank fees. This indebtedness was restructured with our current lenders whereby we entered into a $40.0 million term loan with an annual interest rate of prime plus 1.0% and issued $29.0 million of convertible preferred stock and an additional promissory note in the amount of $184,872.00.

         The term loan agreement contains certain financial covenants including minimum monthly EBITDA levels, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio, and maximum quarterly and annual extraordinary expenses (as defined in the term loan agreement). The Series C Preferred Stock accrue dividends at 10% per annum during the first 12 months from issuance and at a rate of 12% per annum thereafter. Dividends are payable quarterly in additional shares of convertible preferred stock. At any time after 18 months from the date of issuance, the Series C Preferred Stock may be converted into shares of the Company's common stock at an amount determined by formula to equal 51% of the outstanding shares of the Company's common stock. In addition, the Series C Preferred Stockholders are entitled to elect three members to the Company's board of directors. The Certificate of Designation for the Series C Preferred Stock also contains provisions that permits the Convertible Preferred Stockholders to immediately elect one additional member to the Company's board of directors to replace one of the board members elected by the Company's common shareholders if the Company fails to achieve certain minimum cash levels as defined under the Agreement or the Company fails to make its required principal and interest payments in accordance with the terms of the Agreement. The issuance of the Series C Preferred Stock was not put to stockholder approval in reliance on an applicable exception to the shareholder approval policy of the New York Stock Exchange. Stockholders were notified prior to the closing of the transaction of the Company's reliance on such exception. In connection with the issuance of the Series C Preferred Stock, the Senior Lenders entered into a Stockholders Agreement with the Company which provides, among other things, for registration rights in connection with the sale of any shares of Common Stock which are issued upon conversion of the Series C Preferred Stock. The registration rights include demand and incidental registration rights. In addition, as described below, $5.0 million of subordinated debt was converted to common stock, we extended the maturity date of $4.0 million of subordinated debt by over two years, and approximately $2.5 million of obligations was converted to $1.5 million of common stock and a $950,000 credit for in-kind services (see Note 10).

         Prior to June 18, 2001, the Company maintained two operating units, one of which was our PlanVista Solutions segment that included PlanVista's MGU business. The other unit was our TPA segment, which was operated primarily through our HealthPlan Services, Inc. ("HPS"), American Benefit Plan Administrators, Inc. ("ABPA"), and Southern Nevada Administrators, Inc. ("SNA") subsidiaries, provided marketing, distribution, administration, and technology platform services for health care plans and other benefit programs. PlanVista functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

         On June 18, 2001, we completed the sale of our TPA and managing general underwriter business units to HealthPlan Holdings, Inc. ("HPHI"), an affiliate of Sun Capital Partners, Inc. The TPA business includes the Small Group Business operations and its associated data processing facilities based in Tampa, Florida, as well as the Taft-Hartley businesses that operate under the names ABPA and SNA, based in El Monte, California and Las Vegas Nevada, respectively. The MGU business is the Philadelphia based Montgomery Management Corporation. The accompanying financial statements have been restated to reflect the operations of the business units described above as discontinued.

         In connection with this non-cash transaction, HPHI assumed approximately $40 million in working capital deficit of the acquired businesses, $5 million of which was offset by a long-term convertible subordinated note that was converted to common stock on April 12, 2002 in connection with the restructuring of our credit facilities as described above. In addition, at the closing of the sale to HPHI, the Company issued 709,757 shares of the Company's common stock to offset an additional $5 million of the assumed deficit. An additional 101,969 shares were issued as penalty shares pursuant to the terms of a letter agreement settling certain post closing disputes. The purchase agreement contains customary representations, warranties, and cross indemnity provisions.

         In connection with the issuance of these shares, the Company entered into a Registration Rights Agreement in favor of HPHI for the registration of such shares and any shares issuable under the terms of the note. Because the registration statement we filed with the Securities and Exchange Commission covering such shares has not been declared effective, pursuant to the terms of the Registration Rights Agreement, HPHI had the right to redeem for cash a number of the shares covered by such registration statement equal to one hundred thousand dollars ($100,000.00) divided by the average closing price of the Company's Common Stock on the New York Stock Exchange during the ten (10) trading days immediately preceding the last trading day prior to October 1, 2001. Pursuant to the Registration Rights Agreement, HPHI made demand for redemption after the Company failed to get the required registration statement effective. The Company, however, is not permitted to redeem the shares at this time under the terms of the Credit Agreement with its lenders. As a result, under the terms of the Registration Rights Agreement, the Company was required to issue 100,000 shares of the Company's Common Stock, 98,345 of which was issued in 2001, and the remainder was issued on January 2, 2002, the value of which was charged to loss on sale of discontinued operations. Such issuances were in lieu of HPHI's right to redemption. In addition to these issuances, if the shares were not registered pursuant to an effective registration statement by December 31, 2001, then upon such date and each fifteenth day thereafter until such shares become registered , the Company is required to deliver to HPHI 10,000 shares of its Common Stock according to the terms of the Registration Rights Agreement. The total issuable shares as a result of such issuances are limited to 100,000. As of April 1, 2002, the Company has issued 70,000 shares of common stock, the value of which will be reflected as interest expense.

         We are currently in discussions with Sun Capital Partners to finalize any purchase price adjustments associated with this sale. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. Sun Capital Partners believes it is due approximately $1.7 million from the Company related to this transaction, while the Company believes it is due approximately $4.5 million from Sun Capital. In the event we are unable to resolve these matters directly with Sun Capital, we will seek to resolve them through binding arbitration as provided for in the purchase agreement. We believe the resolution of this matter will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

         Also, as part of the transaction noted above, the Company is leasing office space in its Tampa headquarters from Sun Capital Partners. This lease expires in June 2002.

         We believe that all consolidated operating and financing obligations for the next twelve months will be met from internally generated cash flow from operations and available cash. Based on available information, management believes it will be able to maintain compliance with the terms of its restructured credit facility, including the financial covenants for the foreseeable future. Our ability to fund our operations, make scheduled payments of interest and principal on our indebtedness, and maintain compliance with the terms of its restructured credit facility, including its financial covenants, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve the restrictive debt covenants as required under the restructured credit facility, there may be a material adverse effect on our business, financial condition and results of operations, and a significant adverse effect on the market value of our common stock. Management is continuing to explore alternatives to reduce its obligations, recapitalize the Company, and provide additional liquidity. There can be no assurances that the Company will be successful in these endeavors.

3.       Summary of Significant Accounting Policies

         Use of Estimates

         PlanVista Corporation prepares its consolidated financial statements in conformity with generally accepted accounting principles. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Principles of Consolidation

         The consolidated financial statements include the accounts of PlanVista Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

         Revenue Recognition

         We earn revenues in the form of fees generated from the repricing of medical claims. We generally enter into agreements with our health benefit payers payer clients that require them to pay a percentage of the cost savings realized from PlanVista's network discounts with participating providers. These agreements are generally terminable upon 90 days notice. During 2001, three clients and their affiliates accounted for an aggregate of 24.6% of our net revenues. The loss of any of these client groups could have a material adverse effect on the segment's financial results. In 2001 over 92% of our revenues were generated from percentage of savings contracts with our customers. Revenues from percentage of savings contract are recognized when claims processing and administrative services have been performed. Revenues from customers with certain contingent contractual rights and revenues based on a percentage of collected cash are not recognized until the corresponding cash is collected. The remainder of our revenues is generated from customers that pay us a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers clients. Revenues under such agreements are recognized based when the services are provided.

         Cash and cash equivalents

         Cash and cash equivalents are defined as highly liquid investments that have original maturities of three months or less.

         Accounts Receivable

         We generate our revenue and related accounts receivable from services provided to healthcare payers, such as self-insured employers, medical insurance carriers, health maintenance organizations (sometimes called HMOs), third party administrators and other entities that pay claims on behalf of health plans, and participating health care services providers which include individual providers and provider networks.

         We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history, average percentage of receivables written off historically and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

         Prepaid expenses and other current assets

         Prepaid expenses and other current assets consist primarily of prepaid insurance, postage, repair and maintenance contracts and debt restructuring costs.

         Impairment of Long-Lived Assets

         The excess of cost over the fair value of net assets acquired is recorded as goodwill and amortized on a straight-line basis over 25 years.

         We evaluate the carrying value of our goodwill for impairment whenever indicators of impairment exist. If we determine that such indicators are present, we then prepare an undiscounted future net cash flow projection for the asset. In preparing this projection, we must make a number of assumptions concerning such things as, for example, future booking volume levels, price levels, commission rates, rates of growth in our online booking businesses and rates of increase in operating expenses. If our projection of future net cash flows is in excess of the carrying value of the recorded asset, no impairment is recorded. If the carrying value of the asset exceeds the projected undiscounted net cash flows, an impairment is recorded. The amount of the impairment charge is determined by discounting the projected net cash flows.

         In 2000, PlanVista recorded a $5.5 million impairment of goodwill.

         Through the end of 2001, we evaluated goodwill for impairment based on undiscounted projected future cash flows. If the carrying value of the goodwill is less than the undiscounted projected future cash flows, no impairment would be recognized.

         Property and equipment

         Property and equipment is stated at cost. Costs of the assets acquired have been recorded at their respective fair values at the date of acquisition. Expenditures for maintenance and repairs and research and development costs are expensed as incurred. Major improvements that increase the estimated useful life of an asset are capitalized. Depreciation is computed using the straight-line method over the following estimated useful lives the related assets:

                                                           Years
                                                           -----
         Furniture and fixtures                            3-10
         Computers and equipment                           2-5
         Computer software                                 3 or expected life
         Leasehold improvements                            Lease term

         Stock-based compensation

         PlanVista applies the intrinsic value method currently prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") and discloses the pro forma effects of the fair value based method, as prescribed by Statement of Financial Accounting Standards No. 123.

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

         Management estimates that the aggregate net fair value of other financial instruments recognized on the consolidated statements of financial condition (including cash and cash equivalents, receivables and payables and short-term borrowings) approximates their carrying value, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to repricing.

         Derivative financial instruments

         During 2001 PlanVista used derivative financial instruments including interest rate swaps principally in the management of its interest rate exposures. Amounts to be paid or received under interest rate swap agreements were accrued as interest rates change and were recognized over the life of the swap agreements as an adjustment to interest expense.

         We managed interest rate risk on our variable rate debt by using interest rate swap agreements. The agreements, which expired in September 2001 and December 2001, effectively converted $40.0 million of variable rate debt under the Credit Agreement to fixed rate debt at a weighted average rate of 6.18%.

         On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." PlanVista adopted SFAS 133 in the first quarter of 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. During the twelve months ended December 31, 2001, PlanVista recorded a $47,000 pretax change in the market value of the interest rate swaps from December 31, 2000. It also recorded a $47,000 expense, net of taxes, as a cumulative effect of change in accounting principle representing the fair value of the interest rate swaps at January 1, 2001.

         New accounting pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, apply to goodwill and intangible assets acquired prior to June 30, 2001. These new requirements will impact future period net income by an amount equal to the discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining intangible assets on future business combinations. An initial impairment test must be performed in 2002 as of January 1, 2002. We are evaluating the impact of the adoption of these standards but have not yet determined the full effect of these recent accounting pronouncements on our financial position and results of operations. Amortization expense was $1.4 million in 2001.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe SFAS No. 143 will have a significant effect on the financial position, results of operations or liquidity of the Company.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes and amends SFAS No. 121 and relevant portions of SFAS No. 30. SFAS No. 144 is required to be adopted on January 1, 2002. We do not expect the adoption of SFAS No. 144 to have a significant effect on the financial position, results of operations, or liquidity of the Company.

         Reclassifications

         On June 18, 2001, PlanVista sold its third party administrative and MGU business units. PlanVista has reclassified these business units as discontinued operations in the accompanying financial statements, excluding the consolidated statements of cash flows.

4.       Sale of Assets and Discontinued Operations

         On June 18, 2001, PlanVista completed the sale of the TPA and MGU business units to HealthPlan Holdings, Inc., an affiliate of Sun Capital Partners, Inc. The TPA business includes the small group business operations and its associated data processing facilities located in Tampa, FL, as well as the Taft-Hartley businesses that operate under the name ABPA and SNA, based in EL Monte, CA and Las Vegas, NV, respectively. The managing general underwriter business is the Philadelphia based Montgomery Management Corporation. As a result of the transaction, PlanVista recognized a pretax loss of $9.3 million. The accompanying financial statements have been restated to reflect the business units sold as discontinued operations.

         In 2000, the Company recorded an $80.3 million impairment of goodwill and contract rights related to its TPA segment and MGU business.

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

         On April 14, 2000, PlanVista agreed to terminate its merger agreement with UICI. As a result, it expensed $1.1 million of costs including legal, financial advisory and other fees, associated with this transaction in the second quarter 2000.

         Summarized financial position and operating results of the discontinued business units for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                    Year Ended December 31,
                                                2001        2000         1999
                                              --------   ----------   ----------
Net revenues ................................ $ 36,427   $  157,867   $  202,919
                                              ========   ==========   ==========

(Loss) income  from discontinued operations
  before income tax (benefit) expense ....... $   (509)  $  (82,586)  $    4,006
Income tax (expense) benefit ................      (46)      23,782       (2,861)
                                              --------   ----------   ----------
Income (loss) from discontinued operations .. $   (555)  $  (58,804)  $    1,145
                                              ========   ==========   ==========


Loss on sale of discontinued operations
  before income tax expense ................. $ (9,288)  $  (42,741)  $       --
Income tax (expense) benefit ................     (789)       3,408           --
                                              --------   ----------  -----------

Loss on sale of discontinued operations ..... $(10,077)  $  (39,333)  $       --
                                              ========   ==========  ===========

                                                                  As of December 31,
                                                                        2000
                                                                  -----------------
Net assets associated with discontinued operations:

Property and equipment, net ....................................   $       11,038
Other assets ...................................................            2,714
Intangible assets, net of amortization of $3,238 ...............           14,989
Other long-term liabilities ....................................           (1,273)
                                                                   --------------
Net noncurrent assets associated with
  discontinued operations ......................................   $       27,468
                                                                   ==============

Net current liabilities associated with discontinued operations:

Accounts receivable, net of allowance of doubtful
  accounts of $2,623 ...........................................   $        7,817
Prepaid expenses ...............................................            1,972
Cash overdraft .................................................               --
Accounts payable ...............................................           (1,214)
Premiums payable to carriers ...................................          (43,519)
Commissions payable ............................................           (3,124)
Deferred revenue ...............................................             (744)
Accrued liabilities ............................................           (4,774)
Current portion of long-term debt ..............................               --
                                                                   --------------
Net current liabilities associated with
  discontinued operations ......................................   $      (43,586)
                                                                   ==============

5.       Concentration of Customers

         PlanVista is a party to a variety of contracts to provide claims repricing and other value added services. For the years ended December 31, 2001, 2000 and 1999, Plan Vista's three largest customers accounted for approximately 24.6%, 33.0% and 29.1%, respectively, of total revenues.

6.       Property and Equipment

Property and equipment consists of the following (in thousands):

                                                        December 31,
                                                ----------------------------
                                                    2001           2000
                                                -------------  -------------
            Furniture and fixtures            $        603    $       525
            Computers and equipment                  1,039          1,248
            Computer software                        1,635          1,393
                                                -------------  -------------
                                                     3,277          3,166

            Less accumulated depreciation           (1,473)        (1,006)
                                                -------------  -------------
                                              $      1,804    $     2,160
                                                =============  =============

         PlanVista capitalizes purchased software which is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is ready for use. Costs associated with the Year 2000 compliance (not associated with other software modifications), and other computer software maintenance costs related to software development were expensed as incurred. Software development costs and costs of purchased software are amortized using the straight-line method over a maximum of three years or the expected life of the product.

         PlanVista regularly reviews the carrying value of capitalized software assets, and a loss is recognized when the net realizable value falls below the unamortized cost. In the fourth quarter of 2000, PlanVista wrote off $7.7 million of internally developed software connected with PlanVista's TPA segment that was previously capitalized. The charge related to client server technology and other functionality that was programmed for former customers. PlanVista decided to abandon the client server technology and no longer provides administration that formed the basis of other programming.

7.       Investments

         On January 29, 2001, HealthAxis Inc. and HealthAxis.com, Inc. announced a merger of the two companies effective January 26, 2001. PlanVista owned 1,367,787 shares of the combined companies. In April 2001, PlanVista sold all of its shares of HealthAxis Inc. stock and realized a net pretax loss on the sale of approximately $2.5 million.

         During 2000, PlanVista sold its remaining shares of Caredata.com and recorded a pre-tax gain on sale of approximately $0.3 million.

8.   Intangible Assets

     On April 1, 2001, PlanVista entered into a definitive agreement to sell its TPA and MGU business units. Based upon the consideration PlanVista expected to receive at closing, PlanVista's goodwill and contract rights related to the business units sold became impaired and PlanVista recorded an $80.3 million charge for the impairment of intangible assets for the year ended December 31, 2000. This charge included $4.1 million of goodwill related to the 1998 acquisition of Montgomery Management Corporation, $49.0 million of goodwill related to the 1996 acquisition of Consolidated Group, Inc., $21.1 million of goodwill related to the 1996 acquisition of American Benefit Plan Administrators, Inc. which was a part of PlanVista's acquisition of Harrington Services Corporation, $5.5 million of goodwill related to the 1994 acquisition of HealthPlan Services, Inc. from the Dun and Bradstreet Corporation, and $0.6 million of contract rights related to the purchase of contract rights related to blocks of business purchased for the small group business unit.

     Intangible assets resulting from the excess of cost over the fair value of the respective net assets acquired was as follows (in thousands):

                                                                 December 31,
                                                        ------------------------------
                                                             2001             2000
                                                        -------------    -------------
                     PlanVista goodwill                 $      34,021    $      34,021

                     Less accumulated amortization             (4,616)          (3,238)
                                                        -------------    -------------
                                                        $      29,405    $      30,783
                                                        =============    =============

9.   Accrued Liabilities

     Accrued liabilities consist of the following (in thousands):

                                                                 December 31,
                                                        ------------------------------
                                                            2001              2000
                                                        ------------      ------------
                Accrued interest and fees               $      6,115      $        148
                Accrued compensation and benefits              1,138             1,022
                Accrued divestiture reserves                   1,918             2,750
                Accrued legal and related reserves             2,037             3,928
                Accrued restructuring costs                      467             1,594
                Other                                          1,259             3,723
                                                        ------------      ------------
                                                        $     12,934      $     13,165
                                                        ============      ============

     Accrued restructuring charges consist primarily of accrued severance and related costs and accrued office closures costs. The Company established restructuring charges of $0.5 million and $2.2 million in 2001 and 2000, respectively. The Company paid amounts relating to such restructuring charges totaling $1.1 million and $0.6 million in 2001 and 2000, respectively.

10.  Notes Payable and Credit Facilities

     As part of its business strategy, the Company has been pursuing the restructure of its credit facility. As of December 31, 2001, the Company had debt outstanding to its lenders totaling approximately $64.7 million and accrued and unpaid interest and fees totaling approximately $4.2 million. On April 12, 2002 (the "Effective Date"), we closed a transaction for the restructure and refinancing of our existing bank debt. Under the terms of the Agreement, in exchange for the outstanding principal, accrued and unpaid interest and fees due to its lenders, the Company entered into a $40.0 million term loan that accrues interest at prime plus 1.0% with interest payments due monthly. Quarterly principal payments of $50,000 are due beginning June 30, 2002 and the term loan is due in full on May 31, 2004. The term loan is collateralized by substantially all of the Company's assets. The restructured credit facility does not include a line of credit or the ability to borrow additional funds. The remainder of the amounts due to the lenders was exchanged for approximately $29.0 million of the Company's Series C Preferred Stock and an additional promissory note in the amount of $184,872.00. The terms of the Series C Preferred Stock are disclosed in Note 2. The Agreement contains certain financial covenants including minimum monthly EBITDA levels, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio, and maximum quarterly and annual extraordinary expenses (as defined in the Agreement). As a result of the restructuring, the amounts due to the lenders as of December 31, 2001 are classified as long-term debt in the accompanying consolidated financial statements.

         Prior to the Company entering into the Agreement, the Company operated under a Forbearance Agreement, as amended (the "Forbearance Agreement"), with its lending group. The Forbearance Agreement extended the terms and conditions of the June 8, 2000, Second Amended and Restated Credit Agreement (the "Credit Agreement"), which matured on August 31, 2001. Under the terms of the Forbearance Agreement, as amended, which became effective on September 1, 2001, the Company had until March 29, 2002 to repay the amounts due under the existing credit facility or to restructure the credit facility. During the term of the Forbearance Agreement interest accrued at an annual interest rate equal to prime plus 6.0%. Interest was payable monthly at prime plus 1.0% per annum. The difference between the accrual rate of interest and the rate paid was due at the termination of the Forbearance Agreement and was rolled into the amount restructured. In addition, the Company was required to repay accrued and unpaid interest as of August 31, 2001 (totaling approximately $1.0 million) and were required to achieve minimum cash collection levels and maximum cash disbursements as defined in the Forbearance Agreement. We were in compliance with the terms of the Forbearance Agreement, as amended.

         The Credit Agreement originally provided for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing June 30, 2000. Repayments of $500,000 were required each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. Interest rates vary from the higher of (a) the Prime Rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3%. The Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility, plus certain administrative fees and an annual commitment fee of .25% for letters of credit and unused commitments. PlanVista capitalized approximately $1.4 million of bank fees related to the Credit Agreement. Under the loan terms, PlanVista must maintain certain financial covenants for revenue and EBITDA as defined in the Credit Agreement. PlanVista is also restricted in capital expenditures and is subject to repayment with proceeds of certain future activities such as sale of certain assets and public offerings. As of December 31, 2001, the balance outstanding under the Credit Agreement was $64.7 million plus accrued and unpaid interest and fees of $4.5 million. During 2001, PlanVista paid interest of $3.7 million and principal of $2.0 million on the Credit Agreement. On June 29, 2000, September 12, 2000, September 29, 2000, October 19, 2000, and December 8, 2000, PlanVista signed Limited Waivers and Consents related to the disposition of assets and certain payment and other covenant requirements.

         As of March 29, 2001, PlanVista signed a First Amendment and Limited Waiver and Consent ("the First Amendment") to the Credit Agreement. The First Amendment became effective upon the satisfaction of certain conditions, including the written confirmation from one of PlanVista's small group carriers in support of the sale of our TPA and MGU businesses. PlanVista obtained this written confirmation prior to the closing of such sale. Under the terms of the First Amendment, the commitment of banks which are signers to the Credit Agreement ("the Bank Group") on the revolving credit facility was frozen at the $14.9 million outstanding balance upon the signing of the First Amendment. The repayments of $500,000 due on March 31, 2001 and April 30, 2001 were waived and certain other repayments which had been previously deferred were waived. In addition a repayment of $1.5 million was due and paid in April 2001, the monthly repayment was increased from $500,000 to $750,000 beginning on May 31, 2001, and the unpaid additional payment of $4.5 million due on July 31, 2001 was waived to the maturity date.

         The First Amendment required certain prepayments upon the receipt of tax refunds, debt refinancing proceeds or the proceeds of new equity issuances and also revises various other provisions relating to covenants and defined defaults. Additionally, the First Amendment required PlanVista to retain the services of an investment banker by April 30, 2001 to assist PlanVista with refinancing, and the First Amendment also required that in the event the TPA business was not sold or otherwise disposed of before May 30, 2001, PlanVista was to prepare and submit by June 6, 2001 for approval of the Lenders a detailed plan for the alternate disposition of such business. These businesses were sold effective June 18, 2001.

         As of April 16, 2001, PlanVista signed a Second Amendment and Limited Waiver and Consent ("the Second Amendment"), which removed from the Credit Agreement certain requirements that could have affected PlanVista's ability to draw on the revolving credit facility at the level to which it was frozen in the First Amendment. The Second Amendment became effective concurrently with the First Amendment.

         In June 2001, Ronald Davi, former principal of NPPN prior to its acquisition by the Company, drew in full on a letter of credit in his favor in the amount of $2.0 million. Such amount is included in the obligations owed to our lending group at December 31, 2001.

         On July 2, 2001, the Company executed the Third Amendment and Limited Waiver to the Credit Agreement (the "Third Amendment") with its bank group and certain other parties. The Third Amendment provided for, among other things, (a) permission for the Company to issue Common Stock to the DePrince, Race & Zollo, Inc. for $3.8 million, (b) permission for the Company to use those funds to satisfy certain post-closing obligations to HPHI in connection with the sale of the TPA and MGU Businesses, (c) the postponement of certain scheduled payments of principal until August 31, 2001, (d) a 100 basis point increase in the interest rate, and (e) the delivery of 75,000 shares of Common Stock to the bank group in consideration for their consent to the Third Amendment.

         In connection with the sale of the TPA and managing general underwriter business units and the assumption by HealthPlan Holdings, Inc., of certain liabilities associated therewith (the "Transaction"), the New England Life Insurance Co. drew in full on a letter of credit in its favor in the amount of $6,000,000. Under the terms of the Credit Agreement with First Union National Bank and the other lenders named therein, any payment under the letter of credit which is not promptly reimbursed to the lenders by the Company upon notice of such draw constitutes a payment default. The lenders indefinitely waived this payment default pursuant to the terms of a Limited Waiver and Extension dated as of June 15, 2001, which also waived certain additional terms of the Credit Agreement in order to permit certain terms of the Transaction which were not part of the original Stock Purchase Agreement of April 1, 2001 but were rather added through the First Amendment to Stock Purchase Agreement (the "First Amendment"), dated June 18, 2001.

         As of December 31, 2001, PlanVista had additional notes totaling approximately $11.0 million related to a 1993 acquisition, a 1998 acquisition, and equipment purchases, and related to the HealthPlan Holdings transaction. As described in Note 2, of this $11.0 million in notes, a $5.0 million note related to the HealthPlan Holdings transaction converted to 813,273 shares of the Company's common stock upon the Effective Date. The number of shares of common stock issued in satisfaction of this note was based on the average closing price of the Company' common stock for the 10 days immediately prior to the conversion. Also, $4.0 million of notes payable to CENTRA Benefits, Inc. ("CENTRA") originally delivered in connection with the 1998 acquisition was restructured so that amended and restated notes totaling $4.3 million (representing the principal under the original notes plus accrued unpaid interest) were issued to CENTRA under terms including interest at 12% (payable in additional shares of the Company's stock, except under specified circumstances) and a maturity date of December 1, 2004. In connection with the restructuring of the CENTRA notes the Company also issued to CENTRA warrants to purchase an aggregate of 200,000 shares of the Company's common stock at an exercise price of $0.25 over the market price of the stock on the date of the issuance of the restructured notes (based on the average trading price during the ten trading days preceding such note restructure), subject to reduction to a price equal to the conversion price of the Series C Preferred Stock upon the happening of certain events.

         As a part of the sale of HPHI to Sun Capital Partners, the Company settled certain obligations with one of its large carriers by issuing a promissory note. As of the restructuring of the Company's credit facility, the amount owed on this note was approximately $1.0 million plus $1.5 million of other obligations. On March 27, 2002, the Company retired this note by issuing 274,000 shares of its common stock, based on the closing price of the Company's common stock one day immediately prior to the retirement date of this note, and by issuing a credit for $950,000 payable with in-kind claims repricing services.

         On April 12, 2002, the Company extended the maturity date of notes totaling $500,000 due to two members of its board of directors to November 30, 2004. These notes bear interest which accrues at prime plus 4% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

         The balances outstanding on the above debt instruments are as follows (in thousands):

                                                                        December 31,
                                                          ---------------------------------------

                                                                2001                    2000
                                                          ----------------        ---------------
         Line of Credit                                   $         64,681        $        60,899
         CAL/GROUP Note                                                848                    944
         Sun Capital Note                                            5,000                      -
         PlanVista Equipment Notes                                      57                    195
         CENTRA Note                                                 4,000                  4,000
         NEF Note                                                    1,000                      -
         Board of Directors Notes -- Related Party                     500                      -
                                                          ----------------        ---------------
                                                                    76,086                 66,038
         Less current portion                                         (308)               (61,133)
                                                          ----------------        ---------------
         Long-term debt                                   $         75,778        $         4,905
                                                          ================        ===============


         Future minimum principal payments for all notes as of December 31, 2001 are as follows (in thousands). These amounts have been adjusted to reflect the Company's restructured debt arrangement as discussed above.

         2002                               $          308
         2003                                          313
         2004                                       68,957
         2005                                          132
         2006                                          150
         Thereafter                                  6,226
                                            --------------
                                            $       76,086
                                            ==============

11.      Employee Benefit Plans

         Defined contribution plan

         PlanVista has a defined contribution employee benefit plan established pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. PlanVista matches one-third of employee contributions limited to 6% of the employee's salary. Under the provisions of the plan, participants' rights to employer contributions vest 40% after completion of three years of qualified service and increase by 20% for each additional year of qualified service completed thereafter. Expense in connection with this plan for the year ended December 31, 2001 was approximately $0.2 million per year and for the years ended December 31, 2000 and 1999 was approximately $0.7 million per year.

         Post-retirement benefit plan

         PlanVista provides medical and term life insurance benefits to certain retired employees. PlanVista funds the benefit costs on a current basis because there are no plan assets. At December 31, 2001, accrued post-retirement liability of $0.1 million was included in the balance in accrued liabilities.

         Deferred compensation plan

         PlanVista has a deferred compensation plan with two former officers. The deferred compensation, which together with accumulated interest is accrued but unfunded, is distributable in cash after retirement or termination of employment, and amounted to approximately $0.9 million at December 31, 2001 and 2000. Both participants began receiving such deferred amounts, together with interest at 12% annually, at age 65.

12.      Commitments and Contingencies

         Lease commitments

         PlanVista rents office space and equipment under non-cancelable operating leases. Rental expense under the leases approximated $0.6 million for the years ended December 31, 2001 and 2000, respectively and approximated $0.7 million for the years ended December 31, 1999. Future minimum rental payments under these leases are as follows (in thousands):

         2002                                                   $  588
         2003                                                      278
         2004                                                      261
         2005                                                       58
         2006                                                       38
         Thereafter                                                 38
                                                                ------
                                                                $1,261
                                                                ======

         Litigation

         In the ordinary course of business, we may be a party to a variety of legal actions that affect any business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, and tort claims. In addition we entered into indemnification agreements related to certain of the businesses we sold during 2000 and 2001 and we could be subject to a variety of legal and other actions related to such indemnification arrangements. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded. While the ultimate financial effect of these claims and indemnification agreements cannot be fully determined at this time, in the opinion of management, they will not have a material adverse effect on our financial condition, results of operations, or cash flows.

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

         During 2001 we reached a settlement agreement related to the CIGNA Re and Admiral claims. Under the terms of this settlement agreement, we are obligated to pay Cigna Re approximately $150,000 on or before December 31, 2002.

         In January 2002, Paid Prescriptions, LLC initiated a breach of contract action against HPS seeking $1.6 - $2.0 million in compensation, and the Company is vigorously defending this action. While the ultimate financial effect of this claim cannot be determined at this time, in the opinion of management, it will not have a material adverse effect on our financial condition, results of operations, or cash flow.

13.      Income Taxes

The provision (benefit) for income taxes is as follows (in thousands):

                                                              For the Year Ended December 31,
                                          -----------------------------------------------------------------------

                                                  2001                       2000                     1999
                                          --------------------         ----------------         -----------------
       Current
           Federal                        $                  -         $              -         $               -
           State                                             -                        -                         -
                                          --------------------         ----------------         -----------------
                                                             -                        -                         -
                                          --------------------         ----------------         -----------------
       Deferred
           Federal                                      23,989                   (2,844)                     (626)
           State                                         2,822                     (419)                      (92)
                                          --------------------         ----------------         -----------------
                                                        26,811                   (3,263)                     (718)
                                          --------------------         ----------------         -----------------
       Provision (benefit) for
          income taxes                    $             26,811         $         (3,263)        $            (718)
                                          ====================         ================         =================

         The components of deferred taxes recognized in the accompanying financial statements are as follows (in thousands):

                                                                                       December 31,
                                                                       ---------------------------------------------

                                                                              2001                      2000
                                                                       -------------------      --------------------
     Accrued expenses not currently deductible                       $             1,026     $               3,523
     Deferred compensation                                                             -                       453
     Post-retirement benefits                                                          -                       497
     Net operating loss                                                           36,538                         -
     Depreciation                                                                   (224)                      619
     Intangibles                                                                    (875)                   24,061
     Equity in loss of joint venture                                                   -                       (93)
     Unrealized loss on investments available for sale                                 -                       358
                                                                       -------------------      --------------------
                                                                                  36,465                    29,418

     Valuation allowance                                                         (36,465)                        -
                                                                       -------------------      --------------------

                                                                     $                 -     $              29,418
                                                                       ===================      ====================

         The Company had a $0.0 million and $3.5 million current provision for income taxes in 2001 and 2000, respectively.

         The deferred tax asset resulting from intangibles relates to certain intangible assets acquired by the Company that are amortizable for tax purposes.

         The Company recognizes deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Due to cumulative losses in recent years, the Company recorded a valuation allowance of $36 million on net deferred tax assets. No valuation allowance was required in 2000 and 1999, based on the Company's expectations of future taxable income. The Company has net operating loss carryforwards of approximately $90 million that expire in 2021. If there are certain substantial changes in ownership of the Company, there may be limitations on the utilization of the net operating losses.

         The provision (benefit) for income taxes varies from the federal statutory income tax rates due to the following:

                                                                2001                   2000                  1999
                                                           --------------         --------------        -------------
Federal statutory rate applied to pretax income                  (34.0)%                 34.0 %               34.0 %
State income taxes net of federal tax benefit                     (6.0)%                  5.0 %                5.0 %
Other non-deductible items                                         2.0 %                 (0.1)%                3.0 %
Valuation allowance                                              386.0 %                    -                    -
                                                           --------------         --------------        -------------

Effective tax rate                                               348.0 %                 38.9 %               42.0 %
                                                           ==============         ==============        =============

14.      Earnings Per Common Share

         Basic earnings per share, which is based on the weighted-average number of common shares outstanding, and Diluted earnings per share, which includes all dilutive potential common shares outstanding is as follows.

                                                         Net (Loss)
                                                           Income
                                                             Attributable to
                                                               Common Stock         Shares          Per Share
                                                              (in thousands)    (in thousands)        Amount
                                                            -----------------   --------------   ---------------
       2001
       Earnings (loss) per share of common stock-basic    $         (45,221)          14,558    $        (3.11)
       Effect of dilutive securities:                                     -                -                 -
                                                            -----------------   --------------   ---------------
       Earnings (loss) per share of common stock--
         assuming dilution                                $         (45,221)          14,558    $        (3.11)
                                                            =================   ==============   ===============

       2000
       Earnings (loss) per share of common stock-basic    $        (104,477)          13,679    $        (7.64)
       Effect of dilutive securities:                                     -                -                 -
                                                            -----------------   --------------   ---------------
       Earnings (loss) per share of common stock--
         assuming dilution                                $        (104,477)          13,679    $        (7.64)
                                                            =================   ==============   ===============

       1999
       Earnings per share of common stock-basic           $             104           13,742    $        0.01
       Effect of dilutive securities:
           CENTRA convertible notes                                       -              180                -
                                                            -----------------   --------------   ---------------
       Earnings per share of common stock--
         assuming dilution                                $             104           13,922    $        0.01
                                                            =================   ==============   ===============

         Approximately 1.0 million, 1.7 million and 2.0 million options are not included in the calculation of earnings (loss) per shares because they are antidilutive.

15.      Stock Option Plans and Employee Stock Purchase Plans

         Stock option plans

         PlanVista stock option plans authorize the granting of both incentive and non-incentive stock options for a total of 2,710,000 shares of Common Stock to key executives, management, consultants, and, with respect to 360,000 shares, to directors. Under the plans, all options have been granted at prices not less than market value on the date of grant. Certain non-qualified incentive stock options may be granted at less than market value.

         Options generally vest over a four-year period from the date of grant, with 20% of the options becoming exercisable on the date of the grant and 20% becoming exercisable on each of the next four anniversaries of the date of the grant.

         A summary of option transactions during each of the three years ended December 31, 2001 is shown below:

                                                                       Number                    Weighted
                                                                         of                      Average
                                                                       Shares                  Option Price
                                                                --------------------        -----------------
      Under option, December 31, 1998
        (922,800 exercisable)                                            1,760,500                    18.23
        Granted                                                            551,000                    10.45
        Exercised                                                                -                        -
        Canceled                                                          (346,050)                   15.75
                                                                --------------------

      Under option, December 31, 1999                                    1,965,450
        (1,247,000 exercisable)
        Granted                                                            836,000                     2.62
        Exercised                                                           (1,100)                    2.50
        Canceled                                                        (1,084,050)                   15.23
                                                                --------------------

      Under option, December 31, 2000                                    1,716,300
        (915,906 exercisable)
        Granted                                                            645,000                     8.82
        Exercised                                                         (199,300)                    2.54
        Canceled                                                        (1,184,600)                   11.73
                                                                --------------------
      Under option, December 31, 2001
        (600,466 exercisable)                                              977,400
                                                                ====================

         There were 1,732,600 and 993,700 shares available for the granting of options at December 31, 2001 and 2000, respectively.

         The following table summarizes the stock options outstanding at December 31, 2001:

          Range                        Number                   Weighted Average               Weighted
           of                      Outstanding at                  Remaining                   Average
     Exercise Prices              December 31, 2001             Contractual Life            Exercise Price
--------------------------     ------------------------      -----------------------     ---------------------
     $ 2.50   -    $ 9.19             684,400                        4 years                    $ 6.12
      11.00   -     25.50             293,000                        4 years                     17.65

         Measurement of fair value

         PlanVista applies APB 25 and related interpretations in accounting for its stock option plans and employee stock purchase plan. Accordingly, no compensation cost has been recognized related to these plans. Had compensation cost for PlanVista's' stock option and employee stock purchase plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                                                   Year Ended December 31,
                                                   -------------------------------------------------------

                                                        2001                 2000                1999
                                                   ---------------      ---------------     --------------
Net income (loss) attributable to
  common stock (in thousands):
    As reported                                  $      (45,221)       $    (104,477)      $         104
    Pro forma                                           (46,269)            (105,352)               (223)
Net income (loss) per share:
    Basic as reported                            $        (3.11)       $       (7.64)      $        0.01
    Basic pro forma                                       (3.18)               (7.70)              (0.02)
    Diluted as reported                                   (3.11)               (7.64)               0.01
    Diluted pro forma                                     (3.18)               (7.70)              (0.02)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable year: dividend yield of 0.00% for the years ended December 31, 2001, 2000 and 1999; expected volatility of 30% for each of the years ended December 31, 2001, 2000 and 1999; risk-free interest rates of 4.64% to 4.93% for options granted during the year ended December 31, 2001, 6.38% to 6.47% for options granted during the year ended December 31, 2000, and 6.47% to 6.53% for options granted during the year ended December 31, 1999, and a weighted average expected option term of four years for all three years.

         Employee stock purchase plan

         Under the 1996 Employee Stock Purchase Plan ("Employee Plan"), PlanVista is authorized to issue up to 250,000 shares of Common Stock to its employees who have completed one year of service. The Employee Plan is intended to provide a method whereby employees have an opportunity to acquire shares of Common Stock of PlanVista.

         Under the terms of the Employee Plan, an employee may authorize a payroll deduction of a specified dollar amount per pay period. The proceeds of that deduction are used to acquire shares of PlanVista's Common Stock on the offering date. The number of shares acquired is determined based on 85% of the closing price of PlanVista's Common Stock on the New York Stock Exchange on the offering date.

         PlanVista sold 2,051 shares in 2001, 12,708 shares in 2000 and 16,143 shares in 1999 to employees under the Employee Plan.

16. Quarterly Financial Information (unaudited; in thousands except per share data)

         The following quarterly statements have revised to give effect of the discontinued operations.

                                                            Fourth           Third          Second          First
                                                           Quarter          Quarter         Quarter        Quarter
                                                           ------           -------         -------        -------
  Year ended December 31, 2001:
      Revenues                                                $ 8,125         $  7,886        $ 8,924        $ 7,983
      Income (loss) from continuing operations
          before minority interest, discontinued
          operations, loss on sale of assets,
          extraordinary item, and cumulative effect
          of change in accounting principle                       179          (33,086)        (1,338)          (268)
      Net Loss                                                 (5,693)         (34,912)        (3,957)          (659)
      Basic and diluted earnings (loss) from
         continuing operations per common share               $  0.01         $  (2.27)       $ (0.09)       $ (0.02)
      Basic and diluted net (loss) earnings
         per common share                                     $  (.39)        $  (2.40)       $  (.27)       $ (0.05)


                                                            Fourth           Third          Second          First
                                                           Quarter          Quarter         Quarter        Quarter
                                                           ------           -------         -------        -------
  Year ended December 31, 2000:
      Revenues                                                $ 6,953         $  7,127        $ 6,730        $ 6,154
      Loss from continuing operations
          before minority interest, discontinued
          operations, loss on sale of assets,
          extraordinary item, and cumulative effect
          of change in accounting principle                    (2,346)            (495)        (1,687)          (600)
      Net Loss                                                (66,760)         (35,483)        (2,029)          (205)
      Basic and diluted loss from continuing
         operations per common share                          $ (0.17)        $  (0.04)       $ (0.12)       $ (0.04)
      Basic and diluted Net loss
         per common share                                     $ (4.88)        $  (2.60)       $  (.15)       $  (.01)

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
and Shareholders of
PlanVista Corporation


Our audits of the consolidated financial statements referred to in our report dated April 15, 2002 appearing on page F-1 of this Form 10-K of PlanVista Corporation also included an audit of the Financial Statement Schedule listed in
Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Tampa, Florida
April 15, 2002

                             PLANVISTA CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Additions
                                                              -------------------------------

                                                Beginning        Bad Debt          Sales                                Ending
Description                                      Balance         Expense          Allowances       Deductions (1)       Balance
------------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
     December 31, 2001                          $ 3,300          $ 3,348           $ 1,131            $ 1,543          $ 6,236

Allowance for Doubtful Accounts
     December 31, 2000 (2)                        3,211            1,199               425              1,535            3,300

Allowance for Doubtful Accounts
     December 31, 1999 (2)                        1,689            2,146             1,081              1,705            3,211

(1) Reflects direct write-off of accounts, net of recoveries.

(2) Amounts have not been revised to reflect the impact of discontinued operations.