Form 10-K/A
period 2001-12-31
PLANVISTA CORP
filed 2002-04-17
CIK 942319

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-K/A
                                AMENDMENT NO. 1
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     In connection with the issuance of these shares, the Company entered into a Registration Rights Agreement in favor of HPHI for the registration of such shares and any shares issuable under the terms of the note. Because the registration statement we filed with the Securities and Exchange Commission covering such shares has not been declared effective, pursuant to the terms of the Registration Rights Agreement, HPHI had the right to redeem for cash a number of the shares covered by such registration statement equal to one hundred thousand dollars ($100,000) divided by the average closing price of the Company's Common Stock on the New York Stock Exchange during the ten (10) trading days immediately preceding the last trading day prior to October 1, 2001. Pursuant to the Registration Rights Agreement, HPHI made demand for redemption after the Company failed to get the required registration statement effective. The Company, however, was not permitted to redeem the shares under the terms of the Credit Agreement with its lenders. As a result, under the terms of the Registration Rights Agreement, the Company was required to issue 100,000 shares of the Company's Common Stock during 2001, 98,345 of which were issued as of December 31, 2001, with the remainder issued on January 2, 2002, the value of which was charged to loss on sale of discontinued operations. Such issuances were in lieu of HPHI's right of redemption. In addition to these issuances, if the shares were not registered pursuant to an effective registration statement by December 31, 2001, then upon such date and each fifteenth day thereafter until such shares become registered, the Company was required to deliver to HPHI 10,000 shares of its Common Stock according to the terms of the Registration Rights Agreement. The total issuable shares as a result of such issuances is limited to 100,000. As of April 1, 2002, the Company has issued 70,000 shares of common stock pursuant to this provision, the value of which will be reflected as interest expense.

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

     During 2001, we continued to pursue the restructure of our senior and subordinated debt facilities. The majority of this debt matured on August 31, 2001, at which time we defaulted on the maturity payment. Effective September 1, 2001, we entered into a Forbearance Agreement, as amended ("Forbearance Agreement"), with our lending group that gave the Company until March 29, 2002 to repay or restructure this debt. On April 12, 2002 we completed the restructuring of our senior debt, amounting to $69.0 million of outstanding principal and accrued and unpaid interest and bank fees. This indebtedness was restructured by reducing our term loan with the lenders to $40.0 million with an annual interest rate of prime plus 1.0% and issuing $29.0 million of convertible preferred stock, $.01 par value per share (the "Series C Preferred Stock") and an additional promissory note in the amount of $184,872. The terms of this Series C Preferred Stock and of the restructured facility are discussed in more detail in the Management Discussion and Analysis section.

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

Recent Events

         The Forbearance Agreement extended to us by our lending group gave the Company until March 29, 2002 to repay or restructure the Company's senior debt in the amount of $69.0 million of outstanding principal and accrued and unpaid interest and legal fees. On April 12, 2002 the Company executed the various agreements documenting the terms of the restructured facility (collectively, the "Agreement") and closed on the debt restructure transaction. The indebtedness was restructured by reducing our term loan with the Senior Lenders to $40.0 million with an annual interest rate of prime plus 1.0% and issuing $29.0 million of the Company's Series C Preferred Stock and an additional note in the amount of $184,872. In connection with this restructuring, the Company issued the lenders 75,000 shares of common stock as a restructuring fee.

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

Liquidity and Capital Resources

         Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our primary sources of cash are fees generated from the claims repricing services we provide our customers. Our uses of cash consist of payments to our networks, operating expenses such as compensation and benefits, occupancy and related costs, and general and administrative expenses associated with operating our business, taxes, and debt service obligations. We had cash and cash equivalents totaling $0.4 million at December 31, 2001. Cash flow (used in) provided by operating activities was $(9.9) million, $3.2 million, and $13.0 million during 2001, 2000, and 1999, respectively. Excluding, the effects of the discontinued operations, cash flows provided by operating activities would have been $5.2 million during 2001.

         As part of its business strategy, the Company has been pursuing the restructure of its credit facility. The majority of this debt matured on August 31, 2001, at which time we defaulted on the maturity payment. Effective September 1, 2001 we entered into a Forbearance Agreement, as amended, ("Forbearance Agreement") with our lending group that gave the Company until March 29, 2002 to repay or restructure this debt. As of December 31, 2001, the Company had debt outstanding to its lenders totaling approximately $64.7 million and accrued and unpaid interest and fees totaling approximately $4.2 million. On April 12, 2002 (the "Effective Date") we closed a transaction to restructure and refinance our existing bank debt. Under the terms of the Agreement, in exchange for the outstanding principal, accrued and unpaid interest and fees due to its lenders, the Company entered into a $40.0 million term loan that accrues interest at prime plus 1.0% with interest payments due monthly. Quarterly principal payments of $50,000 are due beginning June 30, 2002 and the term loan is due in full on May 31, 2004. The term loan is collateralized by substantially all of the Company's assets. The restructured credit facility does not include a line of credit or the ability to borrow an additional funds. The remainder of the amounts due to the lenders was exchanged for approximately $29.0 million of the Company's Series C Preferred Stock and an additional note in the amount of $184,872. The terms of the Series C Preferred Stock are discussed in detail earlier in this section, under "Recent Events." The Agreement contains certain financial covenants including minimum monthly EBITDA levels (defined as earnings before interest, taxes, depreciation and amortization and adjusted for non-cash items deducted in calculating net income and severance, if any, paid to certain officers of the Company), maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on the Company's operating cash flows, and maximum quarterly and annual extraordinary expenses (excluding certain pending and threatened litigation, indemnification agreements and certain other matters as defined in the Agreement). The amounts due to the lenders as of December 31, 2001 are classified as long-term debt in the accompanying consolidated financial statements included elsewhere in this Form 10-K.

          In connection with the closing of the transactions contemplated by the Agreement, the Company entered into a letter agreement with the lenders and Wachovia Bank, National Association, as administrative agent for the lenders and for the holders of the Series C Preferred Stock, pursuant to which the lenders, in their capacity as such and as holders of the Series C Preferred Stock, granted the Company an option, exercisable for 120 days following the Closing, to consider the entire indebtedness under the Agreement paid in full and to redeem the Series C Preferred Stock in exchange for the following consideration:
(1) payment of $40,000,000 plus accrued and unpaid interest under the Agreement,
(2) payment of the outstanding principal balance plus accrued interest under an additional note in the principal amount of $184,872, (3) payment of outstanding fees and expenses of lenders' counsel and consultants incurred in connection with the Agreement, (4) the issuance of an additional 1,650,000 shares of the Company's Common Stock, and (5) replacement or substitution of the Letters of Credit provided for under the Agreement. At this time the Company does not have any commitments for the funds necessary to exercise the option.

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

               Notes to Consolidated Financial Statements

          (2)  Report of Independent Accountants on Financial Statement Schedule

               Schedule II - Valuation and Qualifying Accounts for each of the Years ended December 31, 2001, 2000, and 1999

          (3)  Exhibits included or incorporated herein:

Exhibit
Number         Description Of Exhibits
------         -----------------------

               The following documents are incorporated by reference herein to the Company's report on Form 10-K filed on April 16, 2002, unless it includes a parenthetical referencing the SEC filing which included such document.

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

                  (n) Promissory note dated April 12, 2002 by and among PlanVista Corporation, Wachovia National Association, as administrative agent, and other lenders noted therein.

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

2.       Bank Restructure, Reorganization, and Related Subsequent Events

         In June 2000, PlanVista initiated a plan of reorganization designed to divest certain of its underperforming and non-growth businesses and to reduce and refinance its credit facility. Effective June 18, 2001, PlanVista sold the last of these non-strategic businesses (as further described below) and during 2001 pursued the restructuring of its remaining debt. The majority of this debt matured on August 31, 2001, at which time we defaulted on the maturity payment. Effective September 1, 2001 we entered into a Forbearance Agreement, as amended ("Forbearance Agreement"), with our lending group that gave the Company until March 29, 2002 to repay or restructure this debt. On April 12, 2002, we completed the restructuring of our debt, whereby we restructured $69.0 million of outstanding indebtedness to our lenders, including outstanding principal and accrued and unpaid interest and bank fees. This indebtedness was restructured with our current lenders whereby we entered into a $40.0 million term loan with an annual interest rate of prime plus 1.0% and issued $29.0 million of convertible preferred stock and an additional promissory note in the amount of $184,872.

         The term loan agreement contains certain financial covenants including minimum monthly EBITDA levels (defined as earnings before interest, taxes, depreciation and amortization, and adjusted for non-cash items deducted in calculating net income and severance, if any, paid to certain officers of the Company), maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on the Company's operating cash flows, and maximum quarterly and annual extraordinary expenses (excluding certain pending and threatened litigation, indemnification agreements and certain other matters as defined in the term loan agreement). The Series C Preferred Stock accrue dividends at 10% per annum during the first 12 months from issuance and at a rate of 12% per annum thereafter. Dividends are payable quarterly in additional shares of convertible preferred stock. At any time after 18 months from the date of issuance, the Series C Preferred Stock may be converted into shares of the Company's common stock at an amount determined by formula to equal 51% of the outstanding shares of the Company's common stock. In addition, the Series C Preferred Stockholders are entitled to elect three members to the Company's board of directors. The Certificate of Designation for the Series C Preferred Stock also contains provisions that permits the Convertible Preferred Stockholders to immediately elect one additional member to the Company's board of directors to replace one of the board members elected by the Company's common shareholders if the Company fails to achieve certain minimum cash levels as defined under the Agreement or the Company fails to make its required principal and interest payments in accordance with the terms of the Agreement. The issuance of the Series C Preferred Stock was not put to stockholder approval in reliance on an applicable exception to the shareholder approval policy of the New York Stock Exchange. Stockholders were notified prior to the closing of the transaction of the Company's reliance on such exception. In connection with the issuance of the Series C Preferred Stock, the Senior Lenders entered into a Stockholders Agreement with the Company which provides, among other things, for registration rights in connection with the sale of any shares of Common Stock which are issued upon conversion of the Series C Preferred Stock. The registration rights include demand and incidental registration rights. In addition, as described below, $5.0 million of subordinated debt was converted to common stock, we extended the maturity date of $4.0 million of subordinated debt by over two years, and approximately $2.5 million of obligations was converted to $1.5 million of common stock and a $950,000 credit for in-kind services (see Note 10).

         Prior to June 18, 2001, we maintained two operating units, one of which was our PlanVista Solutions segment that included PlanVista's MGU business. The other unit was our TPA segment, which was operated primarily through our HealthPlan Services, Inc. ("HPS"), American Benefit Plan Administrators, Inc. ("ABPA"), and Southern Nevada Administrators, Inc. ("SNA") subsidiaries, provided marketing, distribution, administration, and technology platform services for health care plans and other benefit programs. PlanVista functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

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

10.  Notes Payable and Credit Facilities

     As part of its business strategy, the Company has been pursuing the restructure of its credit facility. As of December 31, 2001, the Company had debt outstanding to its lenders totaling approximately $64.7 million and accrued and unpaid interest and fees totaling approximately $4.2 million. On April 12, 2002 (the "Effective Date"), we closed a transaction for the restructure and refinancing of our existing bank debt. Under the terms of the Agreement, in exchange for the outstanding principal, accrued and unpaid interest and fees due to its lenders, the Company entered into a $40.0 million term loan that accrues interest at prime plus 1.0% with interest payments due monthly. Quarterly principal payments of $50,000 are due beginning June 30, 2002 and the term loan is due in full on May 31, 2004. The term loan is collateralized by substantially all of the Company's assets. The restructured credit facility does not include a line of credit or the ability to borrow additional funds. The remainder of the amounts due to the lenders was exchanged for approximately $29.0 million of the Company's Series C Preferred Stock and an additional promissory note in the amount of $184,872. The terms of the Series C Preferred Stock are disclosed in
Note 2. As described in Note 2, the Agreement contains certain financial covenants including minimum monthly EBITDA levels, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio, and maximum quarterly and annual extraordinary expenses (as defined in the Agreement). As a result of the restructuring, the amounts due to the lenders as of December 31, 2001 are classified as long-term debt in the accompanying consolidated financial statements.

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