Form 10-Q
period 2002-03-31
PLANVISTA CORP
filed 2002-05-13
CIK 942319

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

   [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                           Commission File No. 1-13772

                              PLANVISTA CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                    Delaware                         13-3787901
         (State or Other Jurisdiction of         (I.R.S. Employer
         Incorporation or Organization)          Identification No.)

     4010 Boy Scout Boulevard, Tampa, Florida          33607
     (Address of Principal Executive Offices)        (Zip Code)

                                 (813) 353-2300
              (Registrant's Telephone Number, Including Area Code)

                                 Not applicable
   (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes    X    No ______
                                                   -------

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Total number of shares of common stock outstanding as of May 1, 2002.

Common stock  ..............................................  16,732,729

                              PLANVISTA CORPORATION

                                Table of Contents

                                                                                                        Page No.
                                                                                                  -------------------
Part I - FINANCIAL INFORMATION


Item 1.    Condensed Consolidated Balance Sheets
            March 31, 2002 (unaudited) and December 31, 2001              ......................           2


           Condensed Consolidated Statements of Operations (unaudited)
            Three Months Ended March 31, 2002 and 2001                 .........................           3


           Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)
            Three Months Ended March 31, 2002 (unaudited)             ..........................           4


           Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 2002 and 2001 (unaudited)               ...............           5


           Notes to Condensed Consolidated Financial Statements (unaudited)      ...............           6


Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations      .................................          13


Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk            .............................................................          19


Part II - OTHER INFORMATION            .........................................................          19

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                              PLANVISTA CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                    March 31,        December 31,
                                                                                      2002              2001
                                                                               -----------------  -----------------
                                                                                  (Unaudited)
                                   ASSETS

Current assets:
  Cash and cash equivalents    .............................................   $           387    $           395
  Accounts receivable, net    ..............................................             8,378              7,319
  Prepaid expenses and other current assets    .............................             1,254                327
  Refundable income taxes     ..............................................             1,300                608
                                                                               -----------------  -----------------
       Total current assets  ...............................................            11,319              8,649
Property and equipment, net     ............................................             1,880              1,804
Other assets, net   ........................................................               946                267
Intangible assets, net   ...................................................            29,405             29,405
                                                                               -----------------  -----------------
       Total assets  .......................................................   $        43,550    $        40,125
                                                                               =================  =================

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable      ....................................................   $         4,464    $         3,308
  Accrued liabilities   ....................................................            13,403             12,934
  Current portion of long-term debt    .....................................               308                308
                                                                               -----------------  -----------------
       Total current liabilities  ..........................................            18,175             16,550
Long-term debt and notes payable   .........................................            74,748             75,778
Other long-term liabilities    .............................................             1,066              1,087
                                                                               -----------------  -----------------
       Total liabilities   .................................................            93,989             93,415
                                                                               -----------------  -----------------

Commitments and Contingencies

Stockholders' equity (deficit):
   Common stock, $0.01 par value, 100,000,000 shares
     authorized, 15,824,426 issued at March 31, 2002 and
     15,445,880 at December 31, 2001   .....................................               158                154
   Additional paid-in capital    ...........................................            94,286             92,335
   Treasury stock at cost, 1,942 shares at March 31,
     2002 and 13,597 at December 31, 2001    ...............................               (38)              (265)
   Accumulated deficit     .................................................          (144,845)          (145,514)
                                                                               -----------------  -----------------
       Total stockholders' deficit    ......................................           (50,439)           (53,290)
                                                                               -----------------  -----------------
       Total liabilities and stockholders' equity   ........................   $        43,550    $        40,125
                                                                               =================  =================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              PLANVISTA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands except per share data)

                                                                   For the Three Months Ended
                                                                              March 31,
                                                                  -----------------------------
                                                                         2002          2001
                                                                         ----          ----
          Operating revenues ....................................     $  7,949       $  7,983
                                                                      ---------      ---------

          Expenses:
            Agent commissions ...................................           80            105
            Personnel expenses ..................................        2,327          2,357
            General and administrative ..........................        3,135          2,743
            Other expenses ......................................            -            285
            Depreciation and amortization .......................          112            489
            Interest expense, net ...............................        2,558          1,817
                                                                      ---------      ---------
             Total expenses .....................................        8,212          7,796
                                                                      ---------      ---------

          (Loss) income before (benefit) provision
            for income taxes, discontinued operations
            and cumulative effect of change in
            accounting principle ................................         (263)           187
          (Benefit) provision for income taxes ..................         (932)            42
                                                                      ---------      ---------
          Income before discontinued operations and
            cumulative effect in accounting principle ...........          669            145
          Loss from discontinued operations, net of tax .........            -           (728)
          Cumulative effect of change in accounting
            principle, net of tax ...............................            -            (76)
                                                                      ---------      ---------
          Net income (loss) .....................................     $    669       $   (659)
                                                                      =========      =========

          Basic income (loss) per share of common stock:
            Income from continuing operations ...................     $   0.04       $   0.01
            Loss from discontinued operations ...................            -          (0.05)
            Cumulative effect of change in accounting
             principle ..........................................            -          (0.01)
                                                                      ---------      ---------
            Net income (loss) ...................................     $   0.04       $  (0.05)
                                                                      =========      =========
          Basic weighted average number of shares
            outstanding .........................................       15,521         13,702
                                                                      =========      =========

          Diluted income (loss) per share of common stock:
            Income from continuing operations ...................     $   0.04       $   0.01
            Loss from discontinued operations ...................            -          (0.05)
            Cumulative effect of change in accounting
             principle ..........................................            -          (0.01)
                                                                      ---------      ---------
            Net income (loss) ...................................     $   0.04       $  (0.05)
                                                                      =========      =========
          Diluted weighted average number of shares
            outstanding .........................................       15,910         13,702
                                                                      =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              PLANVISTA CORPORATION
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                       (in thousands except share amounts)

                                                              Voting       Additional
                                                              Common        Paid-in       Treasury      Accumulated
                                                              Stock         Capital         Stock          Deficit          Total
                                                            ---------     -----------     ---------      -----------      ----------
Balance at December 31, 2001 .........................      $     154      $  92,335      $    (265)      $(145,514)      $ (53,290)
Issuance of 26,395 shares in connection
    with stock option plan and employee
    stock purchase plan ..............................              -             25              -               -              25
Issuance of 89,381 shares to HealthPlan
    Holdings, Inc. ...................................              1            408            227               -             636
Issuance of 274,369 shares in settlement
    of subordinated notes and other
    obligations ......................................              3          1,518              -               -           1,521
Net income ...........................................              -              -              -             669             669
                                                            ---------      ---------      ---------       ---------       ---------
Balance at March 31, 2002 (unaudited) ................      $     158      $  94,286      $     (38)      $(144,845)      $ (50,439)
                                                            =========      =========      =========       =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              PLANVISTA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)

                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                        -------------------------------------
                                                                             2002                  2001
                                                                        ----------------      ---------------
Cash flows from operating activities:
   Net income (loss)        .........................................   $           669       $         (659)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization      ...............................               112                  489
   Decrease in net liabilities of discontinued operations     .......                 -               (5,201)
   Non-cash interest expense        .................................               636                    -
   Loss on sale of discontinued operations      .....................                 -                  728
   Deferred taxes      ..............................................                 -                  476
Changes in assets and liabilities:
   Accounts receivable     ..........................................            (1,059)                  94
   Refundable income taxes    .......................................              (692)                   -
   Prepaid expenses and other current assets     ....................              (927)                 414
   Other assets     .................................................              (679)              (3,500)
   Accounts payable      ............................................             1,157                4,492
   Accrued liabilities   ............................................               989                2,687
   Other long-term liabilities     ..................................               (21)                 (21)
                                                                        ----------------      ---------------
       Net cash provided by (used in) operating activities    .......               185                   (1)
                                                                        ----------------      ---------------

Cash flows from investing activities:
   Purchases of property and equipment - discontinued operations  ...                 -                 (250)
   Purchases of property and equipment     ..........................              (188)                (116)
                                                                        ----------------      ---------------
       Net cash used in investing activities    .....................              (188)                (366)
                                                                        ----------------      ---------------

Cash flows from financing activities:
   Net capital lease and debt payments         ......................               (30)              (2,040)
   Cash overdraft - discontinued operations   .......................                 -                2,097
   Proceeds from common stock issued     ............................                25                   69
                                                                        ----------------      ---------------
       Net cash (used in) provided by financing activities    .......                (5)                 126
                                                                        ----------------      ---------------

Net decrease in cash and cash equivalents             ...............                (8)                (241)
Cash and cash equivalents at beginning of period       ..............               395                  482
                                                                        ----------------      ---------------

Cash and cash equivalents at end of period     ......................   $           387       $          241
                                                                        ================      ===============

Supplemental disclosure of cash flow information:

   Cash paid for interest      ......................................   $           372       $        2,168
                                                                        ================      ===============

   Net cash paid for income taxes        ............................   $             -       $          136
                                                                        ================      ===============

Supplemental non-cash investing and financing information:

   Common stock issued in connection with:
          .  Settlement of $1.0 million of
             subordinated notes and $0.5 million of
             accrued interest       .................................   $         1,521       $            -
                                                                        ================      ===============

          .  Registration rights agreement      .....................   $           636       $            -
                                                                        ================      ===============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              PLANVISTA CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


1.   Description of Business and Organization

     PlanVista Corporation, formerly known as HealthPlan Services Corporation (together with its wholly owned subsidiaries, "PlanVista" or the "Company"), is a leading provider of technology-enabled medical cost management solutions for the healthcare industry. We provide integrated national Preferred Provider Organization (sometimes called PPO) network access, electronic claims repricing, and claims and data management services to health care payers, such as self-insured employers, medical insurance carriers, third party administrators ("TPA"), health maintenance organizations (sometimes called HMOs), and other entities that pay claims on behalf of health plans, and health care services providers, such as individual providers and provider networks.

2.   Bank Restructure, Reorganization, and Related Subsequent Events

     In June 2000, PlanVista initiated a plan of reorganization designed to divest certain of its underperforming and non-growth businesses and to reduce and refinance its credit facility. Effective June 18, 2001, PlanVista sold the last of these non-strategic businesses (as further described below) and, during 2001 and the first quarter of 2002, pursued the restructuring of its remaining debt. The majority of this debt matured on August 31, 2001, at which time we defaulted on the maturity payment. Effective September 1, 2001 we entered into a Forbearance Agreement, as amended ("Forbearance Agreement"), with our lending group that gave the Company until March 29, 2002 to repay or restructure this debt. On April 12, 2002, we completed the restructuring of our debt, whereby we restructured $69.0 million of outstanding indebtedness to our lenders, including outstanding principal and accrued and unpaid interest and bank fees. This indebtedness was restructured with our current lenders whereby we entered into a $40.0 million term loan with an annual interest rate of prime plus 1.0% and issued $29.0 million of convertible preferred stock and an additional promissory note in the amount of $184,872.

     The Term Loan Agreement contains certain financial covenants including minimum monthly EBITDA levels (defined as earnings before interest, taxes, depreciation and amortization, and adjusted for non-cash items deducted in calculating net income and severance, if any, paid to certain officers of the Company), maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on the Company's operating cash flows, and maximum quarterly and annual extraordinary expenses (excluding certain pending and threatened litigation, indemnification agreements and certain other matters as defined in the Term Loan Agreement). The Series C Preferred Stock accrues dividends at 10% per annum during the first 12 months from issuance and at a rate of 12% per annum thereafter. Dividends are payable quarterly in additional shares of convertible preferred stock. At any time after 18 months from the date of issuance, the Series C Preferred Stock may be converted into shares of the Company's common stock at an amount determined by formula to equal a minimum of 51% of the outstanding shares of the Company's common stock. In addition, the Series C Preferred Stockholders are entitled to elect three members to the Company's board of directors. The Certificate of Designation for the Series C Preferred Stock also contains provisions that permit the Convertible Preferred Stockholders to immediately elect one additional member to the Company's board of directors to replace one of the board members elected by the Company's common shareholders if the Company fails to achieve certain minimum cash levels as defined under the Agreement or the Company fails to make its required principal and interest payments in accordance with the terms of the Agreement. The issuance of the Series C preferred stock was not put to stockholder approval in reliance on an applicable exception to the shareholder approval policy of the New York Stock Exchange ("NYSE"). Stockholders were notified prior to the closing of the transaction of the Company's reliance on such exception. In connection with the issuance of the Series C Preferred Stock, the senior lenders entered into a Stockholders' Agreement with the Company, which provides, among other things, for registration rights in connection with the sale of any shares of common stock, which are issued upon conversion of the Series C Preferred Stock. The registration rights include demand and incidental registration rights.

     In addition, as described below, $5.0 million of subordinated debt was converted to common stock, we extended the maturity date of $4.0 million of subordinated debt by over two years, and approximately $2.5 million of obligations were converted to $1.5 million of common stock and a $950,000 credit for in-kind services (see Note 4).

     Prior to June 18, 2001, we maintained two operating units, one of which was our PlanVista Solutions segment that included PlanVista's managing general underwriter business ("MGU"). The other unit was our TPA segment, which was operated primarily through our HealthPlan Services, Inc. ("HPS"), American Benefit Plan Administrators, Inc. ("ABPA"), and Southern Nevada Administrators, Inc. ("SNA") subsidiaries, provided marketing, distribution, administration, and technology platform services for health care plans and other benefit programs. PlanVista functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

     On June 18, 2001, we completed the sale of our TPA and MGU business units to HealthPlan Holdings, Inc. ("HPHI"), an affiliate of Sun Capital Partners, Inc. The TPA business included the Small Group Business operations and its associated data processing facilities based in Tampa, Florida, as well as the Taft-Hartley businesses that operated under the names ABPA and SNA, based in El Monte, California and Las Vegas Nevada, respectively. The MGU business is the Philadelphia based Montgomery Management Corporation. The accompanying unaudited consolidated financial statements have been restated to reflect the operations of the business units described above as discontinued.

     In connection with this non-cash transaction, HPHI assumed approximately $40.0 million in working capital deficit of the acquired businesses, $5.0 million of which was offset by a long-term convertible subordinated note that was converted to common stock on April 12, 2002 in connection with the restructuring of our credit facilities, as described above. In addition, at the closing of the sale to HPHI, the Company issued 709,757 shares of the Company's common stock to offset an additional $5.0 million of the assumed deficit. An additional 101,969 shares were issued as penalty shares pursuant to the terms of a letter agreement settling certain post closing disputes. The purchase agreement contains customary representations, warranties, and cross indemnity provisions.

     In connection with the issuance of these shares, the Company entered into a Registration Rights Agreement in favor of HPHI for the registration of such shares and any shares issuable under the terms of the note. Because the registration statement we filed with the Securities and Exchange Commission covering such shares has not been declared effective, pursuant to the terms of the Registration Rights Agreement, HPHI had the right to demand that the Company redeem for cash a number of the shares covered by such registration statement equal to one hundred thousand dollars ($100,000) divided by the average closing price of the Company's common stock on the New York Stock Exchange during the ten (10) trading days immediately preceding the last trading day prior to October 1, 2001. Pursuant to the Registration Rights Agreement, HPHI made demand for redemption after the Company failed to get the required registration statement effective. The Company, however, was not permitted to redeem the shares under the terms of the Agreement with its lenders. As a result, under the terms of the Registration Rights Agreement, the Company was required to issue 100,000 shares of the Company's common stock, 98,345 of which was issued in 2001, and the remainder was issued on January 2, 2002, the value of which was charged to loss on sale of discontinued operations. Such issuances were in lieu of HPHI's right to redemption. In addition to these issuances, if the shares were not registered pursuant to an effective registration statement by December 31, 2001, then upon such date and each fifteenth day thereafter until such shares become registered, the Company is required to deliver to HPHI 10,000 shares of its common stock according to the terms of the Registration Rights Agreement. The total issuable shares as a result of such issuances are limited to 100,000. As of April 1, 2002, the Company has issued 87,726 shares of common stock, the value of which has been reflected as interest expense.

     We are currently in discussions with HPHI to finalize any purchase price adjustments associated with this sale. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. HPHI believes it is due approximately $1.7 million from the Company related to this transaction, while the Company believes it is due approximately $4.5 million from HPHI. In the event we are unable to resolve these matters directly with HPHI, we will seek to resolve them through binding arbitration as provided for in the purchase agreement. We believe the resolution of this matter will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

     Also, as part of the transaction noted above, the Company is leasing office space for its Tampa headquarters from HPHI. This lease expires in June 2002.

         We believe that all consolidated operating and financing obligations for the next twelve months will be met from internally generated cash flow from operations and available cash. Based on available information, management believes it will be able to maintain compliance with the terms of its restructured credit facility, including the financial covenants, for the foreseeable future. Our ability to fund our operations, make scheduled payments of interest and principal on our indebtedness, and maintain compliance with the terms of its restructured credit facility, including its financial covenants, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve the restrictive debt covenants as required under the restructured credit facility, there may be a material adverse effect on our business, financial condition, and results of operations, and a significant adverse effect on the market value of our common stock. Management is continuing to explore alternatives to reduce its obligations, recapitalize the Company, and provide additional liquidity. There can be no assurances that the Company will be successful in these endeavors.

3.       Significant Accounting Policies

         Basis of Presentation

         In the opinion of Management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of financial position and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

         The condensed consolidated financial statements include the accounts of PlanVista Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

         These condensed consolidated financial statements, including the condensed consolidated balance sheet as of December 31, 2001 (which was derived from audited consolidated financial statements), are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The interim condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the PlanVista Corporation 2001 Annual Report on Form 10-K/A for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 17, 2002.

         Earnings Per Share

         Basic earnings per share is calculated by dividing the income or loss available to common stockholders by the weighted average number of shares outstanding for the period, without consideration for common stock equivalents. The calculation of diluted earnings per share reflects the effect of outstanding options and warrants using the treasury stock method, unless antidilutive. Approximately 0.7 million and 0.9 million options are not included in the calculation of diluted loss per share for the three months ended March 31, 2002 and 2001, respectively, because they are antidilutive.

         Income Taxes

         The Company recognizes deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

         Effective January 1, 2002, a new federal law was enacted allowing corporations to increase the period for which they may obtain refunds on past income taxes paid due to net operating losses ("NOL"). The prior law allowed companies to use their NOLs back to the preceding three fiscal years while the new law allows companies to use their NOLs to the preceding five fiscal years. Consequently, the Company recognized $0.9 million in income tax benefits in 2002 for refundable income taxes.

         Derivative Financial Instruments

         PlanVista uses derivative financial instruments including interest rate swaps principally in the management of its interest rate exposures. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense.

         We manage interest rate risk on our variable rate debt by using an interest rate swap agreement. The agreements, which expired in September 2001 and December 2001, effectively converted $40.0 million of variable rate debt under the Agreement to fixed rate debt at a weighted average rate of 6.18%.

         On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." PlanVista adopted SFAS 133 in the first quarter of 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. During the three months ended March 31, 2001, the Company recorded a $76,000 expense, net of taxes, as a cumulative effect of change in accounting principle representing the fair value of the interest rate swaps.

         Goodwill

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company adopted SFAS No. 142 beginning January 1, 2002 and resulted in lower amortization expense in the quarter ended March 31, 2002 over the same period for the prior year. If the amortization expense not been incurred in the three month period ended March 31, 2001, the effect would have been to decrease the loss by $265,000 to $(394,000) and would have resulted in a decrease in the diluted loss per share of $0.02 to $(0.03) from $(0.05).

         Reclassifications

         PlanVista has reclassified the business units sold in 2001 as discontinued operations for the three months ended March 31, 2001in the condensed consolidated statements of operations. Those units sold were its TPA and the MGU business units.

         Certain prior year amounts have been reclassified to conform to the current year's presentation. These amounts do not have a material impact on the condensed consolidated financial statements taken as a whole.

4.       Notes Payable and Credit Facilities

         As part of our business strategy, we have been pursuing the restructure of our credit facility. As of March 31, 2002, we had debt outstanding to its lenders totaling approximately $64.7 million and accrued and unpaid interest and fees totaling approximately $4.2 million. On April 12, 2002 (the "Effective Date"), we closed a transaction for the restructure and refinancing of our existing bank debt. Under the terms of the Term Loan Agreement, in exchange for the outstanding principal, accrued and unpaid interest and fees due to its lenders, we entered into a $40.0 million term loan that accrues interest at prime plus 1.0% with interest payments due monthly. Quarterly principal payments of $50,000 are due beginning June 30, 2002, and the term loan is due in full on May 31, 2004. The term loan is collateralized by substantially all of the Company's assets. The restructured credit facility does not include a line of credit or the ability to borrow additional funds. The remainder of the amounts due to the lenders was exchanged for approximately $29.0 million of the Company's Series C Preferred Stock and an additional promissory note in the amount of $184,872. The terms of the Series C Preferred Stock are disclosed in Note 2. As described in Note 2, the Agreement contains certain financial covenants including minimum monthly EBITDA levels, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio, and maximum quarterly and annual extraordinary expenses (as defined in the Term Loan Agreement). As a result of the restructuring, the amounts due to the lenders as of March 31, 2002 and December 31, 2001 are classified as long-term debt in the accompanying condensed consolidated financial statements.

         Prior to the Company entering into the Term Loan Agreement, we operated under the Forbearance Agreement, as amended, with our lending group. The Forbearance Agreement extended the terms and conditions of the June 8, 2000, Second Amended and Restated Credit Agreement (the "Credit Agreement"), which matured on August 31, 2001. Under the terms of the Forbearance Agreement, as amended, which became effective on September 1, 2001, we had until March 29, 2002 to repay the amounts due under the existing credit facility or to restructure the credit facility. During the term of the Forbearance Agreement interest accrued at an annual interest rate equal to prime plus 6.0%. Interest was payable monthly at prime plus 1.0% per annum. The difference between the accrual rate of interest and the rate paid was due at the termination of the Forbearance Agreement and was rolled into the amount restructured. In addition, we were required to repay accrued and unpaid interest as of August 31, 2001 (totaling approximately $1.0 million) and were required to achieve minimum cash collection levels and maximum cash disbursements as defined in the Forbearance Agreement. We were in compliance with the terms of the Forbearance Agreement, as amended.

     The accounting treatment for the restructured credit facility will follow the requirements of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"), which requires that a comparison be made between the future cash outflows associated with the restructured facility (including principal, interest, and related costs), and the carrying value related to the previous credit facility. The carrying value of the restructured credit facility would be the same as the carrying value of the previous obligations, less the fair value of the preferred stock or common stock warrants issued. We are currently in the process of obtaining an appraisal to determine the fair value of the stock and warrants issued, which will then establish the carrying value for the restructured facility. In the future, interest expense associated with the restructured credit facility will be calculated using the effective interest method, which is expected to be less than the stated interest rates on the restructured credit facility. We do not anticipate recognizing a gain or loss for accounting purposes in connection with the debt restructuring. However, we do anticipate recording a charge for various investment advisory and legal fees incurred in connection with the arrangement of the credit facility.

         In connection with the closing of the transactions contemplated by the Agreements, we entered into a letter agreement with the lenders and Wachovia Bank, National Association, as administrative agent for the lenders, and for the holders of the Series C convertible preferred stock, pursuant to which the lenders, in their capacity as such and as holders of the Series C convertible preferred stock, granted to us an option, exercisable for 120 days following the closing of the restructure transaction, to consider the entire indebtedness under the Agreements paid in full and to redeem the Series C convertible preferred stock in exchange for the following consideration: (1) payment of $40 million plus accrued and unpaid interest under the Agreements; (2) payment of the outstanding principal balance plus accrued interest under an additional note in the principal amount of $184,872; (3) payment of outstanding fees and expenses of lenders' counsel and consultants incurred in connection with the Agreement; (4) the issuance of an additional 1,650,000 shares of our common stock; and (5) replacement or substitution of the letters of credit provided for under the Agreements. At this time we do not have any commitments for the funds necessary to exercise the option.

         The Agreement originally provided for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing June 30, 2000. Repayments of $500,000 were required each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. Interest rates varied from the higher of (a) the Prime Rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3%. The Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility, plus certain administrative fees and an annual commitment fee of .25% for letters of credit and unused commitments. PlanVista capitalized approximately $1.4 million of bank fees related to the Credit Agreement. Under the prior loan terms, PlanVista was required to maintain certain financial covenants for revenue and EBITDA as defined in the Credit Agreement. PlanVista was also restricted in capital expenditures and was subject to repayment with proceeds of certain future activities such as sale of certain assets and public offerings. As of December 31, 2001, the balance outstanding under the Credit Agreement was $64.7 million plus accrued and unpaid interest and fees of $4.5 million. During 2001, PlanVista paid interest of $3.7 million and principal of $2.0 million on the Credit Agreement. On June 29, 2000, September 12, 2000, September 29, 2000, October 19, 2000, and December 8, 2000, PlanVista signed Limited Waivers and Consents related to the disposition of assets and certain payment and other covenant requirements.

         As of March 31, 2002 and December 31, 2001, PlanVista had additional notes totaling approximately $10.0 million and $11.0 million, respectively, related to a 1993 acquisition, a 1998 acquisition, and equipment purchases, and related to the HealthPlan Holdings transaction. As described in Note 2, included in these totals was a $5.0 million note related to the HealthPlan Holdings transaction that converted to 813,273 shares of the Company's common stock upon the Effective Date, subject to guarantee that provides HPHI with $5.0 million in gross proceeds from the sale of the stock. The number of shares of common stock issued in satisfaction of this note was based on the average closing price of the Company' common stock for the 10 days immediately prior to the conversion. Also included in the total was $4.0 million of notes payable to CENTRA Benefits, Inc. ("CENTRA") originally delivered in connection with the 1998 acquisition, which was restructured so that amended and restated notes totaling $4.3 million (representing the principal under the original notes plus accrued unpaid interest) were issued to CENTRA under terms including interest at 12% (payable in additional shares of the Company's common stock, except under specified circumstances) and a maturity date of December 1, 2004. In connection with the restructuring of the CENTRA notes, the Company also issued to CENTRA warrants to purchase an aggregate of 200,000 shares of the Company's common stock at an exercise price of $0.25 over the market price of the stock on the date of the issuance of the restructured notes (based on the average trading price during the ten trading days preceding such note restructure), subject to reduction to a price equal to the conversion price of the Series C preferred stock upon the happening of certain events.

         As a part of the sale of HPHI, the Company settled certain obligations with one of its large carriers by issuing a promissory note. As of the restructuring of the Company's credit facility, the amount owed on this note was approximately $1.0 million plus $1.5 million of other obligations. On March 27, 2002, the Company retired this note by issuing 274,369 shares of its common stock, based on the closing price of the Company's common stock one day immediately prior to the retirement date of this note, and by issuing a credit for $950,000 payable with in-kind claims repricing services.

         On April 12, 2002, the Company extended the maturity date of notes totaling $500,000 due to two members of its board of directors to November 30, 2004. These notes bear interest which accrues at prime plus 4% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

5.       Discontinued Operations

         On June 18, 2001, PlanVista completed the sale of the TPA and MGU business units to HPHI. The TPA business included the small group business operations and its associated data processing facilities located in Tampa, FL, as well as the Taft-Hartley businesses that operated under the name ABPA and SNA, based in EL Monte, CA and Las Vegas, NV, respectively. The MGU business is the Philadelphia based Montgomery Management Corporation. The accompanying unaudited condensed consolidated financial statements have been restated to reflect the business units sold as discontinued operations.

         The unaudited summarized financial position and operating results of the discontinued business units as of March 31, 2001 (in thousands) is as follows:


                                                                        Three Months
                                                                            Ended
                                                                        March 31, 2001
                                                                        --------------
Net revenues .....................................................  $           20,452
                                                                      ================

Loss from discontinued operations before income tax benefit ......  $           (1,129)
                                                                      ----------------
Income tax benefit ...............................................                (401)
                                                                      ----------------

Loss from discontinued operations ................................  $             (728)
                                                                      ================

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

         In January 2002, Paid Prescriptions, LLC initiated a breach of contract action against the Company seeking $1.6- $2.0 million in compensation, and the Company is vigorously defending this action. While the ultimate financial effect of this claim cannot be determined at this time, in the opinion of management, it will not have a material adverse effect on our financial condition, results of operations, or cash flow.

         We are currently in discussions with HPHI to finalize any purchase price adjustments associated with this sale. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. HPHI believes it is due approximately $1.7 million from the Company related to the transaction, while the Company believes it is due approximately $4.5 million from HPHI. In the event we are unable to resolve these matters directly with HPHI, we will seek to resolve them through binding arbitration as provided for in the purchase agreement. We believe the resolution of this matter will not have a material adverse effect on the financial condition, results of operations and cash flows of the Company.

7.       Other Comprehensive Income

         In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The unaudited components of comprehensive income, net of related income tax effects, for the first quarter periods, was as follows (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                     ---------------------
                                                      2002          2001
                                                      ----          ----

Net income/(loss) ...............................   $  670      $   (658)

Unrealized depreciation on
  investments available for sale ................        -          (738)

                                                    --------    ----------

Comprehensive income/(loss) .....................   $  670      $ (1,396)
                                                    ========    ==========


8.       Recent Accounting Pronouncements

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe SFAS No. 143 will have a significant effect on the financial position, results of operations or liquidity of the Company.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (" SFAS No. 144"). SFAS No. 144 supersedes and amends SFAS No. 121 and relevant portions of SFAS No. 30. SFAS No. 144 is required to be adopted on January 1, 2002. The adoption of SFAS No. 144 did not have a significant effect on the financial position, results of operations, or liquidity of the Company.

         On April 30 2002, the Financial Accounting Standards Board issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of the standard will have no impact to the Company.

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

Introduction

         The following is a discussion of changes in our unaudited results of operations for the three months ended March 31, 2002 compared to the same period in 2001.

         We provide technology-enabled medical cost management solutions for the healthcare industry. We provide integrated national PPO network access, electronic claims repricing, and claims and data management services to health care payers, such as self-insured employers, medical insurance carriers, HMOs, third party administrators and other entities that pay claims on behalf of health plans, and health care services providers, including individual providers and provider networks.

         We earn revenue in the form of fees generated from the repricing of medical claims for our healthcare payer, participating health care service provider, individual and provider networks clients. We generally enter into agreements with our health benefit payer clients under which they pay to us a percentage of the cost savings they realize from our network discounts with participating providers. A portion of our revenue is generated from customers that pay us a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers clients. Revenue under such agreements are recognized based when the services are provided. Revenue related to our PayerServ and PlanServ business units is earned on a per claim basis when the claims repricing and claims and network data management services are provided.

         Our expenses generally consist of fees incurred to preferred provider organizations to provide access to their networks for our customers, compensation and benefits costs for our employees, occupancy and related costs, and general and administrative expenses associated with operating our business, taxes, and debt service obligations.

         On April 12, 2002, we closed on the restructuring of our credit facility with our lenders as well as certain other credit obligations. Under the terms of the restructured facility (the "Agreement") with our lenders, our indebtedness was restructured by reducing our term loan with the senior lenders to $40.0 million and issuing $29.0 million of our Series C convertible preferred stock and an additional note in the amount of $184,872. In connection with this restructuring, we issued the senior lenders 75,000 shares of common stock as a restructuring fee. In addition, a $5.0 million subordinated note was converted to shares of our common stock, $2.5 million of notes and other obligations were converted to shares of our common stock and a credit for in-kind claims repricing services, and the maturity date of notes totaling $4.5 million, plus accrued interest of $0.3 million was extended to 2004. For a discussion of these restructuring activities, see "Liquidity and Capital Resources".

A.       RESULTS OF OPERATIONS

         The following is a discussion of material changes in our unaudited consolidated results of operations for the three months ended March 31, 2002, compared to the same period in 2001. The following table sets forth certain unaudited operating data as a percentage of total revenues for the periods indicated:

                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                        2002          2001
                                                        ----          ----

    Operating revenues               .............     100.0 %       100.0 %
    Expenses:
      Agent commissions              .............       1.0 %         1.3 %
      Personnel expenses             .............      29.3 %        29.5 %
      General and administrative     .............      39.4 %        34.4 %
      Other expense                  .............         -           3.6 %
      Depreciation and amortization  .............       1.4 %         6.1 %
      Interest expense, net          .............      32.2 %        22.8 %
                                                    -------------------------
         Total expenses              .............     103.3 %        97.7 %

    (Loss) income before provision (benefit) for
      income taxes, discontinued operations,
      and cumulative effect of change in
      accounting principle           .............      (3.3)%         2.3 %
    Benefit (provision) for income taxes                11.7 %        (0.5)%
                                                    -------------------------

    Income before discontinued operations,
      and cumulative effect of change in
      accounting principle           .............       8.4 %         1.8 %
                                                    =========================


Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         The following Management's Discussion and analysis of the financial results for the three months ended March 31, 2002 compared to March 31, 2001 have been recast to reflect the units sold during the year ended December 31, 2001, as discontinued operations. The units sold were the small group, Taft-Hartley, and MGU business units.

         Revenue for the three months ended March 31, 2002 was $7.9 million which is comparable to the revenue earned during the same period in 2001. Claims volume in the first quarter of 2002 was 913,000 compared to 631,000 claims in the first quarter of 2001. The increase in claim volume in 2002 was offset by higher percentage of generally lower dollar value physician claims in 2002 compared to 2000, which resulted in a decrease in average revenue per claim. During the first quarter of 2002, we added 111 new accounts and expanded our revenue base on 24 existing clients that generated revenue totaling $0.7 million. This increase in revenue from new customers in 2002 was offset by revenue earned in the first quarter of 2001 from customers that no longer used our services in 2002 and the change in mix of the claims we repriced in 2002.

         Personnel expenses for the each of the quarters ended March 31, 2002 and 2001 was $2.3 million. Personnel as a percentage of revenue was 29.3% in the first quarter of 2002 compared to 29.5% in the first quarter of 2001. We continue to benefit from increased efficiencies in our claim repricing operations through increased use of our technology, which allowed us to increase the number of claims processed per person in the first quarter of 2002 compared to the same period in 2001.

         General and administrative expenses for the three months ended March 31, 2002 increased $0.4 million, or 14.8%, to $3.1 million from $2.7 million for the three months ended March 31, 2001. The increase in general and administrative expenses is related primarily to an increase in bad debt expense of $0.2 million, an increase in professional services of $0.1 million, an increase in insurance costs of $0.1 million that is attributed to an overall increase in insurance premiums nationwide, and an increase in our network and electronic processing costs attributable to an increase in our claims volume noted above.

         Depreciation and amortization expense for the three months ended March 31, 2002 decreased approximately $0.4 million, or 80%, to $0.1 million from approximately $0.5 million for the three months ended March 31, 2001. This decrease is principally attributable to the adoption of SFAS No. 142, whereby goodwill is no longer amortized but instead is subject to impairment tests at least annually.

         Interest expense for the three months ended March 31, 2002 increased to $2.6 million from $1.8 million in 2001. This increase resulted from higher interest rates that increased from prime plus 1.0% (10.50%) on January 1, 2001 to prime plus 6.0% (10.75%) at March 31, 2002. In addition, we incurred significant bank charges and other financing costs that are included in interest expense associated with amendments to the credit facility during the three months ended March 31, 2002, the Forbearance Agreement, as amended, and related to the sales transaction with HPHI.

         The benefit for income taxes for the three months ended March 31, 2002 was $0.9 million. Effective January 1, 2002, a new federal law was enacted allowing corporations to increase the period for which they may obtain refunds on past income taxes paid due to net operating losses ("NOL"). The prior law allowed companies to use their NOLs back to the preceding three fiscal years while the new law allows companies to use their NOLs to the preceding five fiscal years. Consequently, the Company recognized $0.9 million in income tax benefits in 2002 for refundable income taxes.

B.       LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our primary sources of cash are fees generated from the claims repricing services we provide our customers. Our uses of cash consist of payments to networks to provide access to their providers for our customers, payments for compensation and benefits for our employees, occupancy and related costs, general and administrative expenses associated with operating our business, taxes, and debt service obligations. As of March 31, 2002, we had cash and cash equivalents totaling $0.4 million. Cash flow provided by (used in) operating activities was $0.2 million and $(0.01) million for the three months ended March 31, 2002 and 2001, respectively. During 2001, cash flow provided by operating activities was impacted by negative cash flows from our discontinued operations.

         During 2001 and the first quarter of 2002, we continued our efforts to restructure our existing debt as part of our business strategy. These efforts culminated with the restructuring of our credit facility with our lending group and certain of our subordinated note holders effective on April 12, 2002. The effects of these debt restructurings are described below.

         As of March 31, 2002, we had debt outstanding to our lenders totaling approximately $64.7 million and accrued and unpaid interest and fees totaling approximately $4.3 million. The majority of this debt matured on August 31, 2001, at which time we defaulted on the maturity payment. Effective September 1, 2001 we entered into a Forbearance Agreement, as amended ("Forbearance Agreement"), with our lending group that gave us until March 29, 2002 to repay or restructure this debt. During the term of the Forbearance Agreement, interest accrued at an annual interest rate equal to prime plus 6.0%. Interest was payable monthly at prime plus 1.0% per annum. The difference between the accrual rate of interest and the rate paid was due at the termination of the Forbearance Agreement and was rolled into the amount restructured. In addition, we were required to repay accrued and unpaid interest as of August 31, 2001 (totaling approximately $1.0 million) and were required to achieve minimum cash collection levels and maximum cash disbursements as defined in the Forbearance Agreement.

         On April 12, 2002 (the "Effective Date"), we closed a transaction to restructure and refinance our existing bank debt. Under the terms of the Agreements, in exchange for the outstanding principal, accrued and unpaid interest and fees due to our lenders, we entered into a $40.0 million term loan that accrues interest at prime plus 1.0% with interest payments due monthly beginning on May 1, 2002. Quarterly principal payments of $50,000 are due beginning June 30, 2002, and the term loan is due in full on May 31, 2004. The term loan is collateralized by substantially all of our assets. The restructured credit facility does not include a line of credit or the ability to borrow any additional funds. The remainder of the amounts due to the lenders was exchanged for approximately $29.0 million of our Series C convertible preferred stock and an additional note in the amount of $184,872. The Agreements contain certain financial covenants including minimum monthly EBITDA levels (defined as earnings before interest, taxes, depreciation and amortization and adjusted for non-cash items deducted in calculating net income and severance, if any, paid to certain of our officers), maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on our operating cash flows, and maximum quarterly and annual extraordinary expenses (excluding certain pending and threatened litigation, indemnification agreements and certain other matters as defined in the Agreements).

     The accounting treatment for the restructured credit facility will follow the requirements of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"), which requires that a comparison be made between the future cash outflows associated with the restructured facility (including principal, interest, and related costs), and the carrying value related to the previous credit facility. The carrying value of the restructured credit facility would be the same as the carrying value of the previous obligations, less the fair value of the preferred stock or common stock warrants issued. We are currently in the process of obtaining an appraisal to determine the fair value of the stock and warrants issued, which will then establish the carrying value for the restructured facility. In the future, interest expense associated with the restructured credit facility will be calculated using the effective interest method, which is expected to be less than the stated interest rates on the restructured credit facility. We do not anticipate recognizing a gain or loss for accounting purposes in connection with the debt restructuring. However, we do anticipate recording a charge for various investment advisory and legal fees incurred in connection with the arrangement of the credit facility.

     In connection with the closing of the transactions contemplated by the Agreements, we entered into a letter agreement with the lenders and Wachovia Bank, National Association, as administrative agent for the lenders, and for the holders of the Series C convertible preferred stock, pursuant to which the lenders, in their capacity as such and as holders of the Series C convertible preferred stock, granted to us an option, exercisable for 120 days following the closing of the restructure transaction, to consider the entire indebtedness under the Agreements paid in full and to redeem the Series C convertible preferred stock in exchange for the following consideration: (1) payment of $40.0 million plus accrued and unpaid interest under the Agreements; (2) payment of the outstanding principal balance plus accrued interest under an additional note in the principal amount of $184,872; (3) payment of outstanding fees and expenses of lenders' counsel and consultants incurred in connection with the Agreements; (4) the issuance of an additional 1,650,000 shares of our common stock; and (5) replacement or substitution of the letters of credit provided for under the Agreements. At this time we do not have any commitments for the funds necessary to exercise the option.

     In the event the company exercises its rights under the letter agreement with the lenders, the Company would reflect the retirement of its Series C convertible preferred stock (at the value determined by valuation described above) and the issuance of common stock at fair value on the date of issue. The excess of the carrying value of the Series C convertible preferred stock over the value of the common stock would be reflected as an adjustment of the Company's additional paid-in capital account. If the carrying value of the Series C convertible preferred stock is not in excess of the value of the common stock, the excess would be treated as additional preferred stock dividends.

     The Company has substantial net operating loss carryforwards for federal income tax purposes. Under Section 382 of the Internal Revenue Code, utilization of the net operating losses may be limited if certain substantial changes in ownership occur. The Company is currently in the process of determining whether a change in ownership occurred as a result of the debt restructuring. Additionally, future transactions could potentially cause a change in ownership.

     In addition to the restructure and refinancing of our credit facility, we entered into new agreements with certain of our subordinated note holders. As of March 31, 2002, these notes totaled approximately $10.0 million and related to a 1993 acquisition, a 1998 acquisition, equipment purchases, and the HPHI transaction. The status of these notes is described below.

     On April 12, 2002, the maturity date of notes totaling $500,000 due to two members of our Board of Directors was extended to November 30, 2004. These notes bear interest at prime plus 4% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

     As of December 31, 2001, we were in default of notes aggregating $4.0 million payable to CENTRA. These obligations related to a 1998 acquisition by us. The default was caused by our failure to make interest payments due under such notes. On April 12, 2002, we restructured these notes. Under the restructured terms, notes totaling $4.3 million accrue interest monthly at a compound rate of 12% per annum. Interest is payable in shares of common stock determined by using the average trading price over the last ten trading days of the quarter. Additionally, the holder has the right to request interest to be paid in cash if there is available excess cash flow for such payments as permitted by the our bank credit agreement. These notes mature on December 1, 2004. Interest and principal are due in full at maturity. At any time after April 12, 2002, CENTRA may convert some or all of the notes to shares of our common stock, based on the lesser of $0.25 plus the closing price of our common stock on April 12, 2002, or the average trading price of the common stock for the ten day period immediately preceding the date the note is converted. This note is subordinated to the term loan with our lenders. In connection with the restructuring of the CENTRA notes, the Company also issued to CENTRA warrants to purchase an aggregate of 200,000 shares of the Company's common stock at an exercise price of $0.25 over the market price of the stock on the date of the issuance of the restructured notes (based on the average trading price during the ten trading days preceding such note restructure), subject to reduction to a price equal to the conversion price of the Series C preferred stock upon the happening of certain events.

     On June 18, 2001, we completed the sale of our TPA and MGU business units to HPHI. In connection with this non-cash transaction, HPHI assumed approximately $40.0 million in working capital deficit of the acquired businesses, $5.0 million of which was offset by a long-term convertible subordinated note. This note converted to 813,273 shares of our common stock on April 12, 2002, subject to increase in order to provide HPHI with $5 million proceeds from the sale of the shares. The number of shares of common stock issued in satisfaction of this note was based on the average closing price of our common stock for the ten days immediately prior to the conversion. In addition, at the closing of the sale to HPHI, we issued 709,757 shares of our common stock to offset an additional $5.0 million of the assumed deficit. The purchase agreement contains customary representations, warranties, and cross indemnity provisions.

     We are currently in discussions with HPHI to finalize any purchase price adjustments associated with this sale. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. HPHI believes it is due approximately $1.7 million from us related to the transaction, while we believe we are due approximately $4.5 million from HPHI. In the event that we are unable to resolve these matters directly with HPHI, we will seek to resolve them through binding arbitration as provided for in the purchase agreement. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations and cash flows.

     On March 27, 2002, we retired a subordinated note, including accrued interest totaling approximately $2.5 million by issuing 274,369 shares of its common stock, based on the closing price of our common stock one day immediately prior to the retirement date of this note, and by issuing a credit for $950,000 payable with in-kind claims repricing services.

     On July 6, 2001, we completed a $3.8 million private placement of our common stock at a 15% discount to the ten-day trading average through July 2, 2001. The purchasers of these securities were certain investment funds managed by DePrince, Race and Zollo, Inc., an investment management firm in which director John Race is one of the principals. The net proceeds from this private placement were used to satisfy certain pre-closing obligations connected with our recent divestiture of our third party administration and managing general underwriter business units to HPHI

     We spent $0.2 million and $0.1 million for capital expenditures during the three months ended March 31, 2002 and 2001, respectively.

     We believe that all consolidated operating and financing obligations for the next twelve months will be met from internally generated cash flow from operations and available cash. Based on available information, management believes it will be able to maintain compliance with the terms of our restructured credit facility, including the financial covenants for the foreseeable future.

     Our ability to fund our operations and make scheduled payments of principal and interest on our indebtedness after the consummation of this offering depends on our future performance, which is subject to economic, financial, competitive, and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations, there may be a material adverse effect on our business, financial condition and results of operations, and a significant adverse effect on the market value of our common stock.

     Critical Accounting Policies

     We have included below a discussion of the accounting policies that we believe are affected by the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, how we apply such policies, and how results differing from our estimates and assumptions would affect the amounts presented in our condensed consolidated financial statements. Other accounting policies also have a significant effect on our condensed consolidated financial statements, and some of these policies also require the use of estimates and assumptions.

          Revenue recognition

     We earn revenues in the form of fees generated from the repricing of medical claims. We generally enter into agreements with our health benefit payer clients that require them to pay a percentage of the cost savings realized from PlanVista's network discounts with participating providers. These agreements are generally terminable upon 90 days notice. Revenues from percentage of savings contracts are recognized when claims processing and administrative services have been performed. Revenues from customers with certain contingent contractual rights and revenues based on a percentage of collected cash are not recognized until the corresponding cash is collected. The remainder of our revenues is generated from customers that pay us a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers clients. Revenues under such agreements are recognized when the network access services are provided.

          Accounts receivable

     We generate our revenue and related accounts receivable from services provided to healthcare payers, such as self-insured employers, medical insurance carriers, third party administrators, health maintenance organizations (sometimes called HMOs), and other entities that pay claims on behalf of health plans, and participating health care services providers, such as individual providers and provider networks.

     We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history, average percentage of receivables written off historically, and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

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

         In July 2001, the FASB issued SFAS No. 142. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company adopted SFAS No. 142 beginning January 1, 2002 and resulted in lower amortization expense in the quarter ended March 31, 2002 over the same period for the prior year. See Note 8.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to certain market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our existing Agreements. Our fixed rate debt consists primarily of outstanding balances on our notes issued to C G Insurance Services, Inc., the former owner of CENTRA HealthPlan LLC and certain equipment notes. Our variable rate debt relates to borrowings under our Term Loan Agreement effective April 12, 2002. See "Liquidity and Capital Resources."

         The following table presents the future principal payment obligations (in thousands), as adjusted for the debt restructuring on April 12, 2002, and the weighted-average interest rates associated with the long-term debt instruments:

                                        2002      2003       2004      2005    2006     Thereafter
                                        ----      ----       ----      ----    ----     ----------
     Operating leases                 $  441    $  278    $    261   $   58  $   38   $      38
     Long-term debt fixed
       rate (interest rates ranging
       from 5.75% to 12.0%)           $  158    $  113    $  4,914   $  132  $  150   $     226
     Long-term debt variable rate
       (interest at prime plus 1%)    $  150    $  200    $ 39,834   $    -  $    -   $       -


         Our primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on its ability to meet interest expense requirements and exceed financial covenants, and (iii) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

         A 1% increase in interest rates due to increased rates nationwide would result in additional interest expense of approximately $0.5 million.

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

         In January 2002, Paid Prescriptions, LLC initiated a breach of contract action against the Company seeking $1.6-$2.0 million in compensation, and the Company is vigorously defending this action. While the ultimate financial effect of this claim cannot be determined at this time, in the opinion of management, it will not have a material adverse effect on our financial condition, results of operations, or cash flow.

Item 2.  Changes in Securities and Use of Proceeds.

         On March 27, 2002, we issued 274,369 shares to New England Financial in a private placement transaction pursuant to Section 4(2) of the Securities Act, which, along with an agreement to perform certain services, were paid by us as consideration for the forgiveness of a debt to New England Financial totaling $2,470,003, representing a promissory note in the principal amount of $1,000,000 and accrued but unpaid interest through the date of forgiveness.

         On April 12, 2002, we issued 813,273 shares to HealthPlan Holdings, Inc. in a private placement transaction pursuant to Section 4(2) of the Securities Act upon conversion of a $5 million convertible subordinated promissory note which had been delivered to HealthPlan Holdings, Inc. in connection with the sale to them of our third party administration and managing general underwriter businesses in 2001.

         On April 12, 2002, we issued an aggregate of 75,002 shares to our senior lenders for distribution on a pro rata basis among the lenders, in a private placement transaction pursuant to Section 4(2) of the Securities Act, in connection with the closing of the restructuring of our senior credit facility.

         On April 12, 2002 we issued an aggregate of 29,000 shares of our Series C convertible preferred stock to our senior lenders, on a pro rata basis, in a private placement transaction pursuant to Section 4(2) of the Securities Act, in connection with the restructuring of our senior credit facility.

         As of May 15, 2002, we will have issued an additional 200,000 shares to HealthPlan Holdings, Inc. as penalty shares under the registration and redemption provisions of the registration rights agreement between us and HealthPlan Holdings, Inc., dated June 18, 2001. These shares were issued in a private placement transaction pursuant to Section 4(2) of the Securities Act in increments from time to time since December 2001 through the current date, in accordance with the terms of the registration rights agreement.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports On Form 8-K

         (a)   None.

         (b) We filed a Report on Form 8-K on January 25, 2002, reporting that on January 23, 2002 we agreed to certain key terms and conditions to restructure our credit facilities with our senior lenders to replace our existing credit facilities with such lenders.

                              PLANVISTA CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PLANVISTA CORPORATION

Date:    May 13, 2002                       /s/ Phillip S. Dingle
                                            ------------------------------------
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


Date:    May 13, 2002                       /s/ Donald W. Schmeling
                                            ------------------------------------
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)