Form 10-Q/A
period 2002-03-31
PLANVISTA CORP
filed 2002-07-26
CIK 942319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                      to

Commission File No. 1-13772

PLANVISTA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3787901
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4010 Boy Scout Boulevard, Tampa, Florida	33607
(Address of Principal Executive Offices)	(Zip Code)

(813) 353-2300
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Total number of shares of common stock outstanding as of May 1, 2002.

Common stock	16,732,729

PLANVISTA CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
PLANVISTA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

	Pro Forma March 31, 2002	March 31, 2002	December 31, 2001
	(Unaudited) (Note 9)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$387	$395
Accounts receivable, net		8,378	7,319
Prepaid expenses and other current assets		1,254	327
Refundable income taxes		1,300	608

Total current assets		11,319	8,649
Property and equipment, net		1,880	1,804
Other assets, net		946	267
Intangible assets, net		29,405	29,405

Total assets		$43,550	$40,125

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$	$4,464	$3,308
Accrued liabilities	8,732	13,403	12,934
Current portion of long-term debt	200	308	308

Total current liabilities		18,175	16,550
Long-term debt and notes payable	45,527	74,748	75,778
Other long-term liabilities		1,066	1,087

Total liabilities		93,989	93,415

Commitments and contingencies
Common stock with make-whole provisions (813,273 shares)	5,000	—	—
Stockholders’ equity (deficit):
Series C convertible preferred stock, $0.01 par value, 40,000 shares authorized, 29,000 shares issued and outstanding at March 31 2002	29,000	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 15,824,426 issued at March 31, 2002 and 15,445,880 at December 31, 2001	158	158	154
Additional paid-in capital	94,286	94,286	92,335
Treasury stock at cost, 1,942 shares at March 31, 2002 and 13,597 at December 31, 2001		(38)	(265)
Accumulated deficit	(144,970)	(144,845)	(145,514)

Total stockholders’ deficit		(50,439)	(53,290)

Total liabilities and stockholders’ equity		$43,550	$40,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except per share data)

	For the Three Months Ended March 31,
	2002	2001
Operating revenue	$7,949	$7,983

Cost of operating revenue:
Agent commissions	80	105
Personnel expenses	2,327	2,357
Network access fees	1,287	1,132
Other	1,373	1,344
Depreciation	112	144

Total cost of operating revenue	5,179	5,082
Bad debt expense	475	267
Amortization of intangibles	—	345
Other expense	—	285
Interest expense	2,558	1,891
Interest income	—	(74)

Total expenses	8,212	7,796

(Loss) income before (benefit) provision for income taxes, discontinued operations and cumulative effect of change in accounting principle	(263)	187
(Benefit) provision for income taxes	(932)	42

Income before discontinued operations and cumulative effect in accounting principle	669	145
Loss from discontinued operations, net of tax	—	(728)
Cumulative effect of change in accounting principle, net of tax	—	(76)

Net income (loss)	$669	$(659)

Basic income (loss) per share of common stock:
Income from continuing operations	$0.04	$0.01
Loss from discontinued operations	—	(0.05)
Cumulative effect of change in accounting principle	—	(0.01)

Net income (loss)	$0.04	$(0.05)

Basic weighted average number of shares outstanding	15,521	13,702

Diluted income (loss) per share of common stock:
Income from continuing operations	$0.04	$0.01
Loss from discontinued operations	—	(0.05)
Cumulative effect of change in accounting principle	—	(0.01)

Net income (loss)	$0.04	$(0.05)

Diluted weighted average number of shares outstanding	15,910	13,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands except share amounts)
	Voting Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2001	$154	$92,335	$(265)	$(145,514)	$(53,290)
Issuance of 26,395 shares in connection with stock option plan and employee stock purchase plan	—	25	—	—	25
Issuance of 89,381 shares to HealthPlan Holdings, Inc.	1	408	227	—	636
Issuance of 274,369 shares in settlement of subordinated notes and other obligations	3	1,518	—	—	1,521
Net income	—	—	—	669	669

Balance at March 31, 2002 (unaudited)	$158	$94,286	$(38)	$(144,845)	$(50,439)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$669	$(659)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	112	489
Decrease in net liabilities of discontinued operations	—	(5,201)
Non-cash interest expense	636	—
Loss on sale of discontinued operations	—	728
Deferred taxes	—	476
Changes in assets and liabilities:
Accounts receivable	(1,059)	94
Refundable income taxes	(692)	—
Prepaid expenses and other current assets	(927)	414
Other assets	(679)	(3,500)
Accounts payable	1,157	4,492
Accrued liabilities	989	2,687
Other long-term liabilities	(21)	(21)

Net cash provided by (used in) operating activities	185	(1)

Cash flows from investing activities:
Purchases of property and equipment—discontinued operations	—	(250)
Purchases of property and equipment	(188)	(116)

Net cash used in investing activities	(188)	(366)

Cash flows from financing activities:
Net capital lease and debt payments	(30)	(2,040)
Cash overdraft—discontinued operations	—	2,097
Proceeds from common stock issued	25	69

Net cash (used in) provided by financing activities	(5)	126

Net decrease in cash and cash equivalents	(8)	(241)
Cash and cash equivalents at beginning of period	395	482

Cash and cash equivalents at end of period	$387	$241

Supplemental disclosure of cash flow information:
Cash paid for interest	$372	$2,168

Net cash paid for income taxes	$—	$136

Supplemental non-cash investing and financing information:
Common stock issued in connection with:
• Settlement of $1.0 million of subordinated notes and $0.5 million of accrued interest	$1,521	$—

• Registration rights agreement	$636	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002

1.    Description of Business and Organization

PlanVista Corporation, formerly known as HealthPlan Services Corporation (together with its wholly owned subsidiaries, “PlanVista” “we” or “us”), is a leading provider of technology-enabled medical cost management solutions for the healthcare industry. We provide integrated national Preferred Provider Organization (sometimes called PPO) network access, electronic claims repricing, and claims and data management services to health care payers, such as self-insured employers, medical insurance carriers, third party administrators (“TPAs”), health maintenance organizations (sometimes called HMOs), and other entities that pay claims on behalf of health plans, and health care services providers, such as individual providers and provider networks.

2.    Bank Restructure, Reorganization, and Related Subsequent Events

In June 2000, PlanVista initiated a plan of reorganization designed to divest certain of its underperforming and non-growth businesses and to reduce and refinance its credit facility. Effective June 18, 2001, PlanVista sold the last of these non-strategic businesses (as further described below) and, during 2001and the first quarter of 2002, pursued the restructuring of its remaining debt. The majority of this debt matured on August 31, 2001, at which time we defaulted on the maturity payment. Effective September 1, 2001 we entered into a Forbearance Agreement, as amended (“Forbearance Agreement”), with our lending group that gave the us until March 29, 2002 to repay or restructure this debt. On April 12, 2002, we completed the restructuring of our debt, whereby we restructured approximately $69.0 million of outstanding indebtedness to our lenders, including outstanding principal and accrued and unpaid interest and bank fees. This indebtedness was restructured with our current lenders whereby we entered into a $40.0 million term loan with an annual interest rate of prime plus 1.0% and issued $29.0 million of Series C convertible preferred stock and an additional promissory note in the amount of $184,872.

The term loan agreement contains certain financial covenants including minimum monthly EBITDA levels (defined as earnings before interest, taxes, depreciation and amortization, and adjusted for non-cash items deducted in calculating net income and severance, if any, paid to certain officers of PlanVista), maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on our operating cash flows, and maximum quarterly and annual extraordinary expenses (excluding certain pending and threatened litigation, indemnification agreements and certain other matters as defined in the term loan agreement). The Series C Preferred Stock accrues dividends at 10% per annum during the first 12 months from issuance and at a rate of 12% per annum thereafter. Dividends are payable quarterly in additional shares of Series C convertible preferred stock or, at our option, in cash. At any time after 18 months from the date of issuance, the Series C Preferred Stock may be converted into shares of our common stock at an amount determined by formula to equal a minimum of 51% of the outstanding shares of our common stock. In addition, the Series C Preferred Stockholders are entitled to elect three members to our board of directors. The certificate of designation for the Series C Preferred Stock also contains provisions that permit the Series C convertible preferred stockholders to immediately elect one additional member to our board of directors to replace one of the board members elected by our common shareholders if we fail to achieve certain minimum cash levels as defined under the certificate of designation or if we fail to make our required principal and interest payments in accordance with the terms of the Agreement, or fail to redeem the Series C convertible preferred stock by the 18-month anniversary of the issue date. The issuance of the Series C preferred stock was not put to stockholder approval in reliance on an applicable exception to the shareholder approval policy of the New York Stock Exchange (“NYSE”). Stockholders were notified prior to the closing of the transaction of our reliance on such exception. In connection with the issuance of the Series C convertible preferred stock, the Senior Lenders entered into a Stockholders’ Agreement with us which provides, among other things, for registration rights in connection with the sale of any shares of common stock, which are issued upon conversion of the Series C convertible preferred stock. The registration rights include demand and incidental registration rights. In addition, as described below, $5.0 million of subordinated debt was converted to common stock, we extended the maturity date of $4.0 million of subordinated debt by over two years, and approximately $2.5 million of obligations was converted to $1.5 million of common stock and a $950,000 credit for in-kind services (see Note 4).

PLANVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Prior to June 18, 2001, we maintained two operating units, one of which was our PlanVista Solutions segment that included PlanVista’s managing general underwriter business (“MGU”). The other unit was our TPA segment, which was operated primarily through our HealthPlan Services, Inc. (“HPS”), American Benefit Plan Administrators, Inc. (“ABPA”), and Southern Nevada Administrators, Inc. (“SNA”) subsidiaries, provided marketing, distribution, administration, and technology platform services for health care plans and other benefit programs. PlanVista functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

On June 18, 2001, we completed the sale of our TPA and MGU business units to HealthPlan Holdings, Inc. (“HPHI”). The TPA business included the Small Group Business operations and its associated data processing facilities based in Tampa, Florida, as well as the Taft-Hartley businesses that operated under the names ABPA and SNA, based in El Monte, California and Las Vegas Nevada, respectively. The MGU business is the Philadelphia based Montgomery Management Corporation. The accompanying unaudited consolidated financial statements have been restated to reflect the operations of the business units described above as discontinued.

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

In connection with the issuance of these shares, we entered into a Registration Rights Agreement in favor of HPHI for the registration of such shares and any shares issuable under the terms of the note. Because the registration statement we filed with the Securities and Exchange Commission covering such shares has not been declared effective, pursuant to the terms of the Registration Rights Agreement, HPHI had the right to redeem for cash a number of the shares covered by such registration statement equal to one hundred thousand dollars ($100,000) divided by the average closing price our common stock on the New York Stock Exchange during the ten (10) trading days immediately preceding the last trading day prior to October 1, 2001. Pursuant to the Registration Rights Agreement, HPHI made demand for redemption after we failed to get the required registration statement effective. We, however, are not permitted to redeem the shares at this time under the terms of the Credit Agreement with our lenders. As a result, under the terms of the Registration Rights Agreement, we were required to issue 100,000 shares of our common stock, 98,345 of which was issued in 2001, and the remainder was issued on January 2, 2002, the value of which was charged to loss on sale of discontinued operations. Such issuances were in lieu of HPHI’s right to redemption. In addition to these issuances, if the shares were not registered pursuant to an effective registration statement by December 31, 2001, then upon such date and each fifteenth day thereafter until such shares become registered, we are required to deliver to HPHI 10,000 shares of our common stock according to the terms of the Registration Rights Agreement. The limit on these additional shares is 100,000. As of April 1, 2002, we have issued 87,726 shares of common stock, the value of which has been reflected as interest expense.

We are currently in discussions with HPHI to finalize any purchase price adjustments associated with this sale. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. HPHI believes it is due approximately $1.7 million from us related to this transaction, while we believe we have claims against HPHI amounting to approximately $4.5 million (which would be partially offset against other post-closing payments we have agreed to pay, subject to certain limitations). In the event we are unable to resolve these matters directly with HPHI, we will seek to resolve them through binding arbitration as provided for in the purchase agreement. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations, or cash flows.

Also, as part of the transaction noted above, we are leasing office space for its Tampa headquarters from HPHI. This lease expires in June 2002.

We believe that all consolidated operating and financing obligations for the next twelve months will be met from internally generated cash flow from operations and available cash. Based on available information, management believes it will be able to maintain compliance with the terms of its restructured credit facility,

PLANVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

including the financial covenants, for the foreseeable future. Our ability to fund our operations, make scheduled payments of interest and principal on our indebtedness, and maintain compliance with the terms of its restructured credit facility, including our financial covenants, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve the restrictive debt covenants as required under the restructured credit facility, there may be a material adverse effect on our business, financial condition, and results of operations, and a significant adverse effect on the market value of our common stock. Management is continuing to explore alternatives to reduce its obligations, recapitalize PlanVista, and provide additional liquidity. There can be no assurances that we will be successful in these endeavors.

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

These condensed consolidated financial statements, including the condensed consolidated balance sheet as of December 31, 2001 (which was derived from audited consolidated financial statements), are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the our Annual Report on Form 10-K. The interim condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the PlanVista Corporation 2001 Annual Report on Form 10-K/A for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 17, 2002.

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

Income Taxes

We recognize deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Effective January 1, 2002, a new federal law was enacted allowing corporations to increase the period for which they may obtain refunds on past income taxes paid due to net operating losses (“NOL”). The prior law allowed companies to use their NOLs back to the preceding three fiscal years while the new law allows companies to use their NOLs to the preceding five fiscal years. Consequently, we recognized $0.9 million in income tax benefits in 2002 for refundable income taxes.

Derivative Financial Instruments

PlanVista uses derivative financial instruments including interest rate swaps principally in the management of its interest rate exposures. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense.

PLANVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

We manage interest rate risk on our variable rate debt by using an interest rate swap agreement. The agreements, which expired in September 2001 and December 2001, effectively converted $40.0 million of variable rate debt under the Agreement to fixed rate debt at a weighted average rate of 6.18%.

On June 15, 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” PlanVista adopted SFAS 133 in the first quarter of 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. During the three months ended March 31, 2001, we recorded a $76,000 expense, net of taxes, as a cumulative effect of change in accounting principle representing the fair value of the interest rate swaps.

Goodwill

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted SFAS No. 142 beginning January 1, 2002 and this resulted in lower amortization expense in the quarter ended March 31, 2002 over the same period for the prior year. The effect on our net income and basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 was as follows (in thousands, except per share amounts):
	As of March 31,
	2002	2001
Net income (loss) as reported	$669	$(659)
Add back: amortization of intangibles	—	345

Adjusted net income (loss)	$669	$(314)

Basic earnings per share:
Net income (loss) as reported	$0.04	$(0.05)
Add back: amortization of intangibles	—	0.03

Adjusted net income (loss)	$0.04	$(0.02)

Diluted earnings per share:
Net income (loss) as reported	$0.04	$(0.05)
Add back: amortization of intangibles	—	0.03

Adjusted net income (loss)	$0.04	$(0.02)

Basic weighted average number of shares outstanding	15,521	13,702

Diluted weighted average number of shares outstanding	15,910	13,702

Reclassifications

PlanVista has reclassified the business units sold in 2001 as discontinued operations for the three months ended March 31, 2001 in the condensed consolidated statements of operations. Those units sold were its TPA and the MGU business units.

Certain prior year amounts have been reclassified to conform to the current year’s presentation. These amounts do not have a material impact on the condensed consolidated financial statements taken as a whole.

PLANVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4.    Notes Payable and Credit Facilities

As part of our business strategy, we have been pursuing the restructure of our credit facility. As of March 31, 2002, we had debt outstanding to its lenders totaling approximately $64.7 million and accrued and unpaid interest and fees totaling approximately $4.2 million. On April 12, 2002 (the “Effective Date”), we closed a transaction for the restructure and refinancing of our existing bank debt. Under the terms of the restructuring, in exchange for the outstanding principal, accrued and unpaid interest and fees due to our lenders, we entered into a $40.0 million term loan that accrues interest at prime plus 1.0% with interest payments due monthly. Quarterly principal payments of $50,000 are due beginning June 30, 2002, and the term loan is due in full on May 31, 2004. The term loan is collateralized by substantially all of our assets. The restructured credit facility does not include a line of credit or the ability to borrow additional funds. The remainder of the amounts due to the lenders was exchanged for approximately $29.0 million of our Series C convertible preferred stock and an additional promissory note in the amount of $184,872. The terms of the Series C convertible preferred stock are disclosed in Note 2. As described in Note 2, the restructured credit facility contains certain financial covenants including minimum monthly EBITDA levels, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio, and maximum quarterly and annual extraordinary expenses (as defined in the Agreement). As a result of the restructuring, the amounts due to the lenders as of March 31, 2002 and December 31, 2001 are classified as long-term debt in the accompanying condensed consolidated financial statements.

The accounting treatment for the restructured credit facility will follow the requirements of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”), which requires that a comparison be made between the future cash outflows associated with the restructured facility (including principal, interest, and related costs), and the carrying value related to the previous credit facility. The carrying value of the restructured credit facility would be the same as the carrying value of the previous obligations, less the fair value of the preferred stock or common stock warrants issued. Subsequent to March 31, 2002, we obtained an appraisal to determine the fair value of the stock and warrants issued, which indicated the fair value to be approximately $29.0 million. No gain or loss was recognized for accounting purposes in connection with the debt restructuring. We recorded a charge of $0.4 million upon closing of the debt restructuring for various investment advisory and legal fees incurred in connection with the arrangement of the credit facility.

In connection with the closing of the transactions contemplated by the Agreements, we entered into a letter agreement with the lenders and Wachovia Bank, National Association, as administrative agent for the lenders, and for the holders of the Series C convertible preferred stock, pursuant to which the lenders, in their capacity as such and as holders of the Series C convertible preferred stock, granted to us an option, exercisable for 120 days following the closing of the restructure transaction, to consider the entire indebtedness under the Agreements paid in full and to redeem the Series C convertible preferred stock in exchange for the following consideration: (1) payment of $40 million plus accrued and unpaid interest under the credit facility; (2) payment of the outstanding principal balance plus accrued interest under an additional note in the principal amount of $184,872; (3) payment of outstanding fees and expenses of lenders’ counsel and consultants incurred in connection with the restructured credit agreement and prior credit agreements; (4) the issuance of an additional 1,650,000 shares of our common stock; and (5) replacement, substitution or cash collateralization of the letters of credit provided for under the credit facility. At this time, we do not have any commitments for the funds necessary to exercise the option.

In the event we exercise our rights under the letter agreement with the lenders, we would reflect the retirement of our Series C convertible preferred stock (at the value determined by valuation described above) and the issuance of common stock at fair value on the date of issue. The excess of the carrying value of the Series C convertible preferred stock over the value of the common stock would be reflected as an adjustment of our additional paid-in capital account. If the carrying value of the Series C convertible preferred stock is not in excess of the value of the common stock, the excess would be treated as additional preferred stock dividends.

We have substantial net operating loss carryforwards for federal income tax purposes. Under Section 382 of the Internal Revenue Code, utilization of the net operating losses may be limited if certain substantial changes in ownership occur. We are currently in the process of determining whether a change in ownership occurred as a result of the debt restructuring. Additionally, future transactions could potentially cause a change in ownership.

PLANVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Prior to us entering into the restructured credit agreement, we operated under a Forbearance Agreement, as amended (the Forbearance Agreement”), with our lending group. The Forbearance Agreement extended the terms and conditions of the June 8, 2000, second Amended and Restated Credit Agreement (the “Prior Credit Agreement”), which matured o August 31, 2001, we had until March 29, 2002 to repay the amounts under the Prior Credit Agreement or to restructure the credit facility. During the term of the Forbearance Agreement interest accrued at an annual interest rate equal to prime plus 6.0%. Interest was payable monthly at prime plus 1.0% per annum. The difference between the accrual rate of interest and the rate paid was due at the termination of the Forbearance Agreement and was rolled into the amount restructured. In addition, we were required to repay accrued and unpaid interest as of August 31, 2001 (totaling approximately $1.0 million) and were required to achieve minimum cash collection levels and maximum cash disbursements as defined in the Forbearance Agreement. We were in compliance with the terms of the Forbearance Agreement, as amended.

The Prior Credit Agreement originally provided for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing May 31, 2000. Repayments of $500,000 were required each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. Interest rates varied from the higher of (a) the Prime Rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3%. The Prior Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility, plus certain administrative fees and an annual commitment fee of .25% for letters of credit and unused commitments. PlanVista capitalized approximately $1.4 million of bank fees related to the Prior Credit Agreement. Under the loan terms, PlanVista must maintain certain financial covenants for revenue and EBITDA as defined in the Prior Credit Agreement. PlanVista is also restricted in capital expenditures and is subject to repayment with proceeds of certain future activities such as sale of certain assets and public offerings. As of December 31, 2001, the balance outstanding under the Prior Credit Agreement was $64.7 million plus accrued and unpaid interest and fees of $4.5 million. During 2001, PlanVista paid interest of $3.7 million and principal of $2.0 million on the Prior Credit Agreement. On June 29, 2000, September 12, 2000, September 29, 2000, October 19, 2000, and December 8, 2000, PlanVista signed Limited Waivers and Consents related to the disposition of assets and certain payment and other covenant requirements.

As of March 29, 2001, PlanVista signed a First Amendment and Limited Waiver and Consent (“the First Amendment”) to the Prior Credit Agreement. The First Amendment became effective upon the satisfaction of certain conditions, including the written confirmation from one of PlanVista’s small group carriers in support of the sale of our TPA and MGU business. PlanVista obtained this written confirmation prior to the closing of such sale. Under the terms of the First Amendment, the commitment of banks which are signers to the Prior Credit Agreement (the “Bank Group”) on the revolving credit facility was frozen at the $14.9 million outstanding balance upon the signing of the First Amendment. The repayments of $500,000 due on March 31, 2001 and April 30, 2001 were waived and certain other repayments which had been previously deferred were waived. In addition, a repayment of $1.5 million was due and paid in April 2001, the monthly repayment was increased from $500,000 to $750,000 beginning on May 31, 2001, and the unpaid additional payment of $4.5 million due on July 31, 2001 was waived to the maturity date.

The First Amendment required certain prepayments upon the receipt of tax refunds, debt refinancing proceeds or the proceeds of new equity issuances and also revises various other provisions relating to covenants and defined defaults. Additionally, the First Amendment required us to retain the services of an investment banker by April 30, 2001 to assist us with refinancing, and the First Amendment also required that in the event the TPA business was not sold or otherwise disposed of before May 30, 2001, we were to prepare and submit by June 6, 2001b for approval of the Lenders a detailed plan for the alternate disposition of such business. The businesses were sold effective June 18, 2001.

As of April 13, 2001, we signed a Second Amendment and Limited Waiver and Consent (“the Second Amendment”), which removed from the Prior Credit Agreement certain requirements that could have affected our ability to draw on the revolving credit facility at the level to which it was frozen in the First Amendment. The Second Amendment became effective concurrently with the First Amendment.

PLANVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In June 2001, Ronald Davi, former principal of National Preferred Provider Network prior to its acquisition by us, drew in full on a letter of credit in his favor in the amount of $2.0 million. Such amount is included in the obligations owed to our lending group at March 31, 2002 and December 31, 2001.

On July 2, 2001, we executed the Third Amendment and Limited Waiver to the Prior Credit Agreement (the “Third Amendment”) with our Bank Group and certain other parties. The Third Amendment provided for, among other things, (a) permission for us to issue common stock to DePrince, Race & Zollo, Inc. for $3.8 million, (b) permission for us to use those funds to satisfy certain post-closing obligations to HPHI in connection with the sale of the TPA and MGU Businesses, (c) the postponement of certain scheduled payments of principal until August 31, 2001, (d) a 100 basis point increase in the interest rate, and (e) the delivery of 74,998 shares of common stock to the Bank Group in consideration for their consent to the Third Amendment.

In connection with the sale of the TPA and MGU business units and the assumption by HPHI of certain liabilities associated therewith (the “Transaction”), the New England Life Insurance Co. drew in full on a letter of credit in its favor in the amount of $6.o million. Under the terms of the Prior Credit Agreement, any payment under the letter of credit which is not promptly reimbursed to the lenders by us upon notice of such draw constitutes a payment default. The lenders indefinitely waived this payment default pursuant to the terms of a Limited Waiver and Extension dated as of June 15, 2001, which also waived certain additional terms of the Prior Credit Agreement in order to permit certain terms of the Transaction which were not part of the original Stock Purchase Agreement of April 1, 2001 but were rather added through the First Amendment to the Stock Purchase Agreement (the “First Amendment”), dated June 18, 2001.

As of March 31, 2002 and December 31, 2001, PlanVista had additional notes totaling approximately $10.0 million and $11.0 million, respectively, related to a 1993 acquisition, a 1998 acquisition, and equipment purchases, and related to the HealthPlan Holdings transaction. As described in Note 2, included in these totals was a $5.0 million note related to the HealthPlan Holdings transaction that converted to 813,273 shares of our common stock upon the Effective Date, subject to guarantee that provides HPHI with $5.0 million in gross proceeds from the sale of the stock. The number of shares of common stock issued in satisfaction of this note was based on the average closing price of the our common stock for the 10 days immediately prior to the conversion. Also included in the total was $4.0 million of notes payable to CENTRA Benefits, Inc. (“CENTRA”) originally delivered in connection with the 1998 acquisition, which was restructured so that amended and restated notes totaling $4.3 million (representing the principal under the original notes plus accrued unpaid interest) were issued to CENTRA under terms including interest at 12% (payable in additional shares of the our common stock, except under specified circumstances) and a maturity date of December 1, 2004. In connection with the restructuring of the CENTRA notes, we also issued to CENTRA warrants to purchase an aggregate of 200,000 shares of the our common stock at an exercise price of $0.25 over the market price of the stock on the date of the issuance of the restructured notes (based on the average trading price during the ten trading days preceding such note restructure), subject to reduction to a price equal to the conversion price of the Series C preferred stock upon the happening of certain events.

As a part of the sale of HPHI, we settled certain obligations with one of its large carriers by issuing a promissory note. As of the restructuring of our credit facility, the amount owed on this note was approximately $1.0 million plus $1.5 million of other obligations. On March 27, 2002, we retired this note by issuing 274,369 shares of its common stock, based on the closing price of our common stock one day immediately prior to the retirement date of this note, and by issuing a credit for $950,000 payable with in-kind claims repricing services.

On April 12, 2002, we extended the maturity date of notes totaling $500,000 due to two members of our board of directors to December 1, 2004. These notes bear interest, which accrues at prime plus 4% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

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

PLANVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Corporation. The accompanying unaudited condensed consolidated financial statements have been restated to reflect the business units sold as discontinued operations.

The unaudited summarized financial position and operating results of the discontinued business units as of March 31, 2001 (in thousands) is as follows:

Three Months Ended March 31, 2001
Net revenues	$20,452

Loss from discontinued operations before income tax benefit	$(1,129)

Income tax benefit	(401)

Loss from discontinued operations	$(728)

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

In January 2002, Paid Prescriptions, LLC initiated a breach of contract action against us seeking $1.6- $2.0 million in compensation, and the we are vigorously defending this action. While the ultimate financial effect of this claim cannot be determined at this time, in the opinion of management, it will not have a material adverse effect on our financial condition, results of operations, or cash flow.

We are currently in discussions with HPHI to finalize any purchase price adjustments associated with this sale. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. HPHI believes it is due approximately $1.7 million from us related to the transaction, while we believes it is due approximately $4.5 million from HPHI. In the event we are unable to resolve these matters directly with HPHI, we will seek to resolve them through binding arbitration as provided for in the purchase agreement. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations and cash flows

PLANVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

7.    Other Comprehensive Income

In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The unaudited components of comprehensive income, net of related income tax effects, for the first quarter periods, was as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income/(loss)	$670	$(658)
Unrealized depreciation on investments available for sale	—	(738)

Comprehensive income/(loss)	$670	$(1,396)

8.    Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe SFAS No. 143 will have a significant effect on our financial position, results of operations or liquidity.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ SFAS No. 144”). SFAS No. 144 supersedes and amends SFAS No. 121 and relevant portions of SFAS No. 30. SFAS No. 144 is required to be adopted on January 1, 2002. The adoption of SFAS No. 144 did not have a significant effect on our financial position, results of operations or liquidity.

9.    Unaudited Pro Forma Information

The following balance sheet items reflect the actual balances as of March 31,2002 and the pro forma balances as if the bank restructuring transaction as described in Note 2 had occurred on March 31,2002 (in thousands, except per share amounts).

	March 31, 2002
	Actual	Pro Forma(1)
Accrued liabilities	$13,403	$8,732
Long-term debt, including current portion	75,056	45,727
Common stock with make-whole provisions (813,273 shares)	—	5,000
Series C convertible preferred stock, $0.01 par value; 40,000 shares authorized and 29,000 shares issued and outstanding, pro forma	—	29,000
Common stock, $0.01 par value, 100,000 authorized 15,824,426 shares issued at March 31, 2002, actual	158	158
Additional paid-in capital	94,286	94,286
Accumulated deficit	(144,845)	(144,970)

(1)	The pro forma column reflects the following adjustments to reflect the effects of the restructuring of our indebtedness on April 12, 2002 as if it had occurred on March 31, 2002:

PLANVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

•	accumulated deficit reflects a payment on account of $125,000 for professional services in accordance with the terms of the restructuring; and

•	accrued liabilities, long-term debt, including current portion, Series C convertible preferred stock, common stock and additional paid-in capital are adjusted to reflect the following:

•
conversion of the $5.0 million note payable to HealthPlan Holdings into 813,273 shares of our common stock. These shares contain provisions which require us to make up the difference between the proceeds from their disposition and $5.0 million;

•	issuance of a $64,000 promissory note payable to Wachovia for accrued and unpaid agent fees;

•	reclassification of $4.3 million of accrued and unpaid interest and fees related to our restructured debt to long-term debt in accordance with the terms o the restructuring;

•	reclassification of $287,500 of accrued and unpaid interest related to our notes payable to Centra that was included in the $4.3 million of notes payable to Centra that was restructured; and

•
issuance of 29,000 shares of our Series C convertible preferred stock in exchange for $29.0 million of indebtedness owed to our lenders in accordance with the terms of the restructuring. The value of such preferred shares was determined based upon an independent third party valuation. We are required to make a comparison between the future cash outflows associated with the restructured facility and the carrying value related to the previous credit facility. The carrying value of the restructured facility would be the same as the carrying value of the previous obligations, less the fair value of the preferred stock or common stock warrants issued. The intrinsic value of the preferred stock conversion feature, of approximately $95.0 million, will be accreted into the carrying value of the preferred stock over an eighteen-month period in accordance with EITF-00-27.

On April 30, 2002, the Financial Accounting Standards Board issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” (“SFAS 145”). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The adoption of the standard will have no impact to us.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this report include forward-looking statements related to PlanVista that involve risks and uncertainties, including but not limited to our ability to expand our client base; the success of our divesture and diversification efforts; our ability to manage costs and reduce and restructure debt; changes in law; fluctuations in business conditions and the economy; and our ability to attract and retain key management personnel. These forward-looking statements are made in reliance on the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. For further information about these factors that could affect our future results, please see the our filings with the Securities and Exchange Commission. Copies of these filings are available upon request from our chief financial officer. Prospective investors are cautioned that forward-looking statements are not guarantees of future performance. Achieved results may differ materially from management expectations.

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

Our expenses generally consist of fees incurred to preferred provider organizations to provide access to their networks for our customers, compensation and benefits costs for our employees, occupancy and related costs, and general and other expenses associated with operating our business, taxes, and debt service obligations.

On April 12, 2002, we closed on the restructuring of our credit facility with our lenders as well as certain other credit obligations. Under the terms of the restructured facility (the “Agreement”) with our lenders, our indebtedness was restructured by reducing our term loan with the senior lenders to $40.0 million and issuing $29.0 million of our Series C convertible preferred stock and an additional note in the amount of $184,872. In connection with this restructuring, we issued the senior lenders 75,000 shares of common stock as a restructuring fee. In addition, a $5.0 million subordinated note was converted to shares of our common stock, $2.5 million of notes and other obligations were converted to shares of our common stock and a credit for in-kind claims repricing services, and the maturity date of notes totaling $4.5 million, plus accrued interest of $0.3 million was extended to 2004. For a discussion of these restructuring activities, see “Liquidity and Capital Resources.”

A.    RESULTS OF OPERATIONS

The following is a discussion of material changes in our unaudited consolidated results of operations for the three months ended March 31, 2002, compared to the same period in 2001. The following table sets forth certain unaudited operating data as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2002	2001
Operating revenues	100.0%	100.0%
Cost of operating revenue:
Agent commissions	1.0%	1.3%
Personnel expenses	29.3%	29.5%
Network access fees	16.2%	14.2%
Other	17.3%	16.9%
Depreciation	1.4%	1.8%

Total cost of operating revenue	65.2%	63.7%
Bad debt expense	5.9%	3.2%
Amortization of intangibles	—	4.3%
Other expense	—	3.5%
Interest expense, net	32.2%	23.0%

Total expenses	103.3%	97.7%
(Loss) income before provision (benefit) for income taxes, discontinued operations, and cumulative effect of change in accounting principle	(3.3)%	2.3%
Benefit (provision) for income taxes	11.7%	(0.5)%

Income before discontinued operations, and cumulative effect of change in accounting principle	8.4%	1.8%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

The following Management’s Discussion and analysis of the financial results for the three months ended March 31, 2002 compared to March 31, 2001 have been recast to reflect the units sold during the year ended December 31, 2001, as discontinued operations. The units sold were the small group, Taft-Hartley, and MGU business units.

Operating Revenue

Operating revenue for the three months ended March 31, 2002 decreased slightly to $7.9 million from $8.0 million during the same period in 2001. Claims volume increased 282,000, or 44.7%, to 913,000 claims repriced in the first quarter of 2002 compared to 631,000 claims repriced during the same period of 2001. The increase in claim volume in 2002 was offset by a higher percentage of generally lower dollar value physician claims in the first quarter of 2002 compared to 2001, which resulted in a decrease in average revenue per claim. During the first quarter of 2002, we added 111 new payer customers, expanded our relationship with 24 additional customers and generated operating revenue from these customers of $0.7 million. This increase in operating revenue from new customers in 2002 was offset by operating revenue earned in the first quarter of 2001 from customers that no longer used our services in 2002 and the change in mix of the claims we repriced in 2002.

Personnel Expense

Personnel expenses for the three months ended March 31, 2002 was $2.3 million compared to $2.4 million during the same period in 2001. Personnel expense as a percentage of operating revenue decreased to 29.3% in the first quarter of 2002 compared to 29.5% in the first quarter of 2001. We continue to benefit from increased efficiencies in our claim repricing operations through increased use of our technology, which allowed us to increase the number of claims processed per person in the first quarter of 2002 compared to the same period in 2001.

Network Access Fees and Other Costs of Operating Revenue

Network access fees and other cost of operating revenue for the three months ended March 31, 2002 increased $0.2 million, or 8.0%, to $2.7 million from $2.5 million during the same period in 2001. The increase was related primarily to an increase in professional services, an increase in insurance cost that we believe was attributable to an overall increase in insurance premiums nationwide, and an increase in our network and electronic processing costs attributable to an increase in our claims volume. Network access fees and other costs of operating revenue as a percentage of operating revenue was 33.5% for the first quarter of 2002 compared to31.0% for the same period in 2001.

Bad Debt Expense

Bad debt expense for the three months ended March 31, 2002 increased $0.2 million, or 77.9%, to $0.5 million from $0.3 million during the same period in 2001. The increase in bad debt expense was related to our estimate of uncollectible accounts receivable.

Depreciation and Amortization of Intangibles

Depreciation expense for the three months ended March 31, 2002 decreased an immaterial amount from the same period in 2001. Amortization of intangibles for the three months ended March 31, 2002 decreased $0.3 million, or 100.0%, to $0 from $0.3 million during the same period in 2001. This decrease was principally attributable to the adoption of SFAS No. 142, under which goodwill is no longer amortized but instead is subject to impairment tests at least annually.

Interest Expense

Interest expense for the three months ended March 31, 2002 increased $0.7 million, or 36.8%, to $2.6 million from $1.9 million during the same period in 2001. This increase resulted from increased interest rates on our credit facility from prime plus 1.0%, or 10.5%, at January 1, 2001 to prime plus 6.0%, or 10.75%, at March 31, 2002. In addition, we incurred significant bank charges and other financing costs that were included in interest expense associated with amendments to our credit facility during the three months ended March 31, 2002, the amended forbearance agreement and the sale to HealthPlan Holdings.

Income Taxes

The benefit for income taxes for the three months ended March 31, 2002 was $0.9 million compared to a provision for income taxes of $42,000 during the same period in 2001. Effective January 1, 2002, a new federal law was enacted allowing corporations to increase the period for which they may obtain refunds on past income taxes paid due to net operating losses. The prior law allowed companies to use their net operating losses for the preceding three fiscal years while the new law allows companies to use their net operating losses for the preceding five fiscal years. Consequently, we recognized $0.9 million in income tax benefits in 2002.

B.    LIQUIDITY AND CAPITAL RESOURCES

Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our primary sources of cash are fees generated from the claims repricing services we provide our customers. Our uses of cash consist of payments to PPOs to provide access to their networks for our customers, payments for compensation and benefits for our employees, occupancy and related costs associated with operating our business, taxes, and debt service obligations. As of March 31, 2002, we had cash and cash equivalents totaling $0.4 million. Cash flow provided by (used in) operating activities was $0.2 million and $(0.01) million for the three months ended March 31, 2002 and 2001, respectively. During 2001, cash flow used in operating activities was affected by negative cash flows from our discontinued operations.

During 2001 and the first quarter of 2002, we continued our efforts to restructure our existing debt as part of our business strategy. On April 12, 2002, we closed a transaction to restructure and refinance our existing bank debt. Under the terms of the agreement, we entered into a $40.0 million term loan that accrues interest at a variable rate, generally prime plus 1.0%, with interest payments due monthly beginning on April 30, 2002. Quarterly principal payments of $50,000 become due beginning June 30, 2002 and the term loan is payable in full on May 31, 2004. The term loan is collateralized by all of our assets. The restructured credit facility does not include a line of credit or the ability to borrow any additional funds. The remainder of the amounts due to the lenders was exchanged for approximately $29.0 million of our Series C convertible preferred stock and an additional note in the amount of $184,872. In connection with the restructuring, we issued an additional note to Wachovia, N.A. in the amount of $64,000 for administrative agent fees. The restructured credit agreement contains certain financial covenants including minimum monthly EBITDA levels (defined as earnings before interest, taxes, depreciation and amortization and adjusted for non-cash items deducted in calculating net income and severance, if any, paid to certain of our officers), maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based on our operating cash flows, and maximum quarterly and annual extraordinary expenses (excluding certain pending and threatened litigation, indemnification agreements and certain other matters as defined in the restructuring agreement).

The accounting treatment for the restructured credit facility complies with the requirements of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), which requires that a comparison be made between the future cash outflows associated with the restructured facility (including principal, interest, and related costs), and the carrying value related to the previous credit facility. The carrying value of the restructured credit facility would be the same as the carrying value of the previous obligations, less the fair value of the preferred stock or common stock warrants issued. We obtained an appraisal to determine the fair value of the stock and warrants issued, which indicated the fair value was approximately $29.0 million. No gain or loss was recognized for accounting purposes in connection with the debt restructuring. We recorded a charge of $0.4 million upon closing of our debt restructuring for various investment advisory and legal fees incurred in connection with the arrangement of the credit facility.

In connection with the closing of the transactions contemplated by the restructured credit agreements, we entered into a letter agreement with the lenders and Wachovia Bank, National Association, as administrative agent for the lenders, and for the holders of the Series C convertible preferred stock. Pursuant to the letter agreement, as amended and restated, the lenders, in their capacity as such and as holders of the Series C convertible preferred stock, granted to us an option, exercisable until August 12, 2002, to consider the entire indebtedness under the restructured credit agreements paid in full and to redeem the Series C convertible preferred stock in exchange for the following consideration: (1) payment of $40.0 million plus accrued and unpaid interest under the Agreements; (2) payment of the outstanding principal balance plus accrued interest under an additional note in the principal amount of $184,872; (3) payment of outstanding fees and expenses of lenders’ counsel and consultants incurred in connection with the Agreements; (4) the issuance of an additional 1,650,000 shares of our common stock; and (5) replacement, substitution or cash collateralization of letters of credit in the aggregate amount of $5.4 million provided for under the restructured credit agreement. At this time we do not have any commitments for the funds necessary to exercise the option.

In the event we exercise our rights under the letter agreement with the lenders, we would reflect the retirement of its Series C convertible preferred stock (at the value determined by valuation described above) and the issuance of common stock at fair value on the date of issue. The excess of the carrying value of the Series C convertible preferred stock over the value of the common stock would be reflected as an adjustment of the our additional paid-in capital account. If the carrying value of the Series C convertible preferred stock is not in excess of the value of the common stock, the excess would be treated as additional preferred stock dividends, which reduce our additional paid-in capital.

As of March 31, 2002, we had notes and other obligations totaling approximately $10.0 million related to a 1993 acquisition, a 1998 acquisition, equipment purchases and the HealthPlan Holdings transaction. In addition to the restructuring and refinancing of our credit facility, we entered into new agreements with certain of our subordinated note holders. The status of these revised notes is described below.

On April 12, 2002, the maturity date of notes totaling $500,000 due to two members of our Board of Directors was extended to November 30, 2004. These notes bear interest at prime plus 4% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

As of December 31, 2001, we were in default of notes aggregating $4.0 million payable to CENTRA. These obligations related to a 1998 acquisition by us. The default was caused by our failure to make interest payments due under such notes. On April 12, 2002, we restructured these notes. Under the restructured terms, notes totaling $4.3 million accrue interest monthly at a compound rate of 12% per annum. Interest is payable in shares of common stock determined by using the average trading price over the last ten trading days of the quarter. Additionally, the holder has the right to request interest to be paid in cash if there is available excess cash flow for such payments as permitted by the our bank credit agreement. These notes mature on December 1, 2004. Interest and principal are due in full at maturity. At any time, CENTRA may convert some or all of the notes to shares of our common stock, based on the lesser of $6.40 or the average trading price of the common stock for the ten day period immediately preceding notice of conversion. These notes are subordinated to the term loan with our senior lenders.

On June 18, 2001, we completed the sale of our TPA and MGU business units to HPHI. In connection with this non-cash transaction, HPHI assumed approximately $40.0 million in working capital deficit of the acquired businesses and acquired assets having a fair market value of approximately $30.0 million. Of the $10.0 million working capital deficit, $5.0 million was offset by a long-term convertible subordinated note. This note converted into shares of our common stock on April 12, 2002. Our agreement with HPHI requires that we make up the difference between the proceeds from disposition of these shares and $5.0 million, if any, and therefore, we may be required to issue additional shares to them to satisfy this obligation if we are otherwise unable to do so. The purchase agreement contains customary representations, warranties, and cross indemnity provisions.

In addition, at the closing of the sale to HealthPlan Holdings, we issued 141,952 shares of our common stock to offset the additional $5.0 million of the assumed deficit. We reimbursed HealthPlan Services approximately $4.3 million for pre-closing liabilities settled by HealthPlan Services on our behalf and issued to HealthPlan Holdings an additional 101,965 shares as penalty shares relating to certain post-closing disputes with respect to those pre-closing liabilities. The primary source of the funds for the reimbursement to HealthPlan Services was the proceeds of a $3.8 million private placement of our common stock to certain accounts managed by DePrince, Race & Zollo and the remainder was generated from our cash flow from operations.

We are currently in discussions with HPHI to finalize any purchase price adjustments associated with this sale. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. HPHI believes it is due approximately $1.7 million from us related to the transaction, while we believe we have claims against HPHI amounting to approximately $4.5 million, which would be partially offset against other post-closing payments that we have agreed to pay. In the event that we are unable to resolve these matters directly with HPHI, we will seek to resolve them through binding arbitration as provided for in the purchase agreement.

On March 27, 2002, we retired a subordinated note, including accrued interest totaling approximately $2.5 million by issuing 274,369 shares of its common stock, based on the closing price of our common stock one day immediately prior to the retirement date of this note, and by issuing a credit for $950,000 payable with in-kind claims repricing services.

On July 9, 2001, we completed a $3.8 million private placement of our common stock at a 15% discount to the ten-day trading average through July 2, 2001. The purchasers of these securities were certain investment funds managed by DePrince, Race and Zollo, Inc., an investment management firm in which our director John Race is one of the principals. The net proceeds from this private placement were used to satisfy certain pre-closing obligations related to our recent divestiture of our third party administration and managing general underwriter business units to HPHI.

We spent $0.2 million and $0.4 million for capital expenditures during the three months ended March 31, 2002 and 2001, respectively.

We believe that all consolidated operating and financing obligations for the next twelve months will be met from internally generated cash flow from operations and available cash. Based on available information, management believes it will be able to maintain compliance with the terms of our restructured credit facility, including the financial covenants for the foreseeable future.

Our ability to fund our operations and make scheduled payments of principal and interest on our indebtedness and satisfy other obligations depends on our future performance, which is subject to economic, financial, competitive and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations, there may be a material adverse effect on our business, financial condition and results of operations, and a significant adverse effect on the market value of our common stock.

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

Revenue recognition

We earn revenues in the form of fees generated from the repricing of medical claims for our healthcare payer, participating health care service provider, individual and provider network customers. We generally enter into agreements with our health benefit payer customers under which they pay to us a percentage of the cost savings realized from PlanVista’s network discounts with participating providers. These agreements are generally terminable upon 90 days notice. Revenues from percentage of savings contracts are recognized when claims processing and administrative services have been performed. Revenues from customers with certain contingent contractual rights and revenues based on a percentage of collected cash are not recognized until the corresponding cash is collected. The remainder of our revenues is generated from customers that pay us a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers’ clients. Revenues under such agreements is recognized at the time the services are provided.

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

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off history, average percentage of receivables written off historically, and the length of time the receivables are past due. To the extent historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, loss experience could differ significantly, resulting in either higher or lower future provision for losses.

Impairment of intangible and long-lived assets

As of March 31, 2002, we had goodwill related to the 1998 acquisition of our National Preferred Provider Network Business totaling $29.4 million. We evaluate the carrying value of our goodwill for impairment whenever indicators of impairment exist. If we determine that such indicators are present, we then prepare an undiscounted future net cash flow projection for the asset. In preparing this projection, we must make a number of assumptions concerning such things as, for example, future booking volume levels, price levels, commission rates, rates of growth in our online booking businesses, and rates of increase in operating expenses. If our projection of future net cash flows is in excess of the carrying value of the recorded asset, no impairment is recorded. If the carrying value of the asset exceeds the projected undiscounted net cash flows, an impairment is recorded. The amount of the impairment charge is determined by discounting the projected net cash flows.

Through March 31, 2002, we evaluated goodwill for impairment based on undiscounted projected future cash flows and determined that no adjustment was necessary. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operation.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the period in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted the provisions of each statement applying to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. These new requirements will impact future period net income by an amount equal to the discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining intangible assets on future business combinations. We completed an initial impairment test in 2002 as of January 1, 2002 and determined that our goodwill was not impaired.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our existing Agreements. Our fixed rate debt consists primarily of outstanding balances on our notes issued to C G Insurance Services, Inc., the former owner of CENTRA HealthPlan LLC and certain equipment notes. Our variable rate debt relates to borrowings under our Term Loan Agreement effective April 12, 2002. See “Liquidity and Capital Resources.”

The following table presents the future principal payment obligations (in thousands), as adjusted for the debt restructuring on April 12, 2002, and the weighted-average interest rates associated with the long-term debt instruments:

	2002	2003	2004	2005	2006	Thereafter
Operating leases	$441	$278	$261	$58	$38	$38
Long-term debt fixed rate (interest rates ranging from 5.75% to 12.0%)	$158	$113	$4,914	$132	$150	$226
Long-term debt variable rate (interest at prime plus 1%)	$150	$200	$39,834	$—	$—	$—

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

PART II—OTHER INFORMATION

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

In January 2002, Paid Prescriptions, LLC initiated a breach of contract action against us seeking $1.6-$2.0 million in compensation, and we are vigorously defending this action. While the ultimate financial effect of this claim cannot be determined at this time, in the opinion of management, it will not have a material adverse effect on our financial condition, results of operations, or cash flow.

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

PLANVISTA CORPORATION

By:	/s/ PHILLIP S. DINGLE
Chairman and Chief Executive Officer (Principal Executive Officer)

Date:    July 25, 2002

By:	/s/ DONALD W. SCHMELING
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:    July 25, 2002