Form 10-Q
period 2002-06-30
PLANVISTA CORP
filed 2002-08-12
CIK 942319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 1-13772

PLANVISTA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3787901 (I.R.S. Employer Identification No.)

4010 Boy Scout Boulevard, Suite 200, Tampa, Florida (Address of Principal Executive Offices)	33607 (Zip Code)

(813) 353-2300
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☒ No ☐

             APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Total number of shares of common stock outstanding as of August 12, 2002.

Common stock	16,766,635

PLANVISTA CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

PLANVISTA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$238	$395
Accounts receivable, net	8,678	7,319
Prepaid expenses and other current assets	1,100	327
Refundable income taxes	978	608

Total current assets	10,994	8,649
Property and equipment, net	1,712	1,804
Other assets, net	309	267
Goodwill, net	29,405	29,405

Total assets	$42,420	$40,125

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,150	$3,308
Accrued liabilities	7,157	12,934
Current portion of long-term debt	209	308

Total current liabilities	11,516	16,550
Long-term debt and notes payable	45,586	75,778
Other long-term liabilities	1,069	1,087

Total liabilities	58,171	93,415

Commitments and contingencies

Common stock with make-whole provision (813,273 shares)	5,000	—

Stockholders’ equity (deficit):
Series C convertible preferred stock, $0.01 par value; 40,000 shares authorized, 29,000 issued and outstanding	42,555	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 15,824,426 issued at June 30, 2002 and 15,445,880 at December 31, 2001	159	154
Additional paid-in capital	80,265	92,335
Treasury stock at cost, 1,942 shares at June 30, 2002 and 13,597 at December 31, 2001	(38)	(265)
Accumulated deficit	(143,692)	(145,514)

Total stockholders’ deficit	(20,751)	(53,290)

Total liabilities and stockholders’ equity	$42,420	$40,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Operating revenue	$8,474	$8,924	$16,422	$16,907

Cost of operating revenue:
Agent commissions	133	33	213	138
Personnel expenses	2,170	2,253	4,421	4,610
Network access fees	1,417	1,480	2,715	2,611
Other	1,277	1,491	2,649	2,834
Depreciation	134	133	247	278

Total cost of operating revenue	5,131	5,390	10,245	10,471

Bad debt expense	631	529	1,169	797
Amortization of goodwill	—	345	—	689
Other expenses	—	2,441	—	2,727
Interest expense, net	1,237	1,854	3,795	3,671

Total expenses	6,999	10,559	15,209	18,355

Income (loss) before (benefit) provision for income taxes, discontinued operations and cumulative effect of change in accounting principle	1,475	(1,635)	1,213	(1,448)
Provision (benefit) for income taxes	322	(690)	(609)	(648)

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	1,153	(945)	1,822	(800)
Loss from discontinued operations, net of tax	—	(393)	—	(1,121)
Loss from sale of discontinued operations	—	(2,619)	—	(2,619)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(76)

Net income (loss)	1,153	(3,957)	1,822	(4,616)
Preferred stock accretion	(14,115)	—	(14,115)	—

Loss applicable to common stockholders	$(12,962)	$(3,957)	$(12,293)	$(4,616)

Basic and diluted income (loss) per share of common stock:
Income (loss) from continuing operations	$0.07	$(0.07)	$0.11	$(0.06)
Loss from discontinued operations	—	(0.22)		(0.27)
Cumulative effect of change in accounting principle	—	—		(0.01)
Preferred stock accretion	(0.85)	—	(0.88)	—

Loss applicable to common stockholders	$(0.78)	$(0.29)	$(0.77)	$(0.34)

Basic and diluted weighted average number of shares outstanding	16,585	13,822	16,056	13,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands except share amounts)

	Series C Convertible Preferred Stock	Voting Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total

Balance at December 31, 2001	$—	$154	$92,335	$(265)	$(145,514)	$(53,290)
Issuance of 26,395 shares in connection with stock option plan and employee stock purchase plan	—	—	25	—	—	25
Issuance of 89,381 shares to HealthPlan Holdings, Inc	—	1	408	227	—	636
Issuance of 298,195 shares in settlement of subordinated notes and other obligations	—	4	1,612	—	—	1,616
Issuance of 29,000 shares of Series C convertible preferred stock in settlement of senior notes	28,440	—	—	—	—	28,440
Accretion of Series C convertible preferred stock	14,115	—	(14,115)	—	—	—
Net income	—	—	—	—	1,822	1,822

Balance at June 30, 2002	$42,555	$159	$80,265	$(38)	$(143,692)	$(20,751)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,822	$(4,616)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	247	967
Loss on sale of investments	—	2,503
Non-cash interest expense	738	—
Loss on sale of discontinued operations	—	3,740
Deferred taxes	—	(1,291)
Restructuring costs	(127)	—
Changes in assets and liabilities:
Accounts receivable	(1,509)	(1,164)
Refundable income taxes	(370)	1,680
Prepaid expenses and other current assets	(773)	(168)
Other assets	(42)	1,196
Accounts payable	944	(143)
Accrued liabilities	(692)	(7,683)
Other long-term liabilities	(18)	(35)

Net cash provided by (used in) operating activities	220	(5,014)

Cash flows from investing activities:
Purchases of property and equipment	(256)	(613)
Proceeds from sale of investments	—	518

Net cash used in investing activities	(256)	(95)

Cash flows from financing activities:
Capital lease and debt (payments) borrowings	(146)	4,652
Proceeds from common stock issued	25	266

Net cash (used in) provided by financing activities	(121)	4,918

Net decrease in cash and cash equivalents	(157)	(191)
Cash and cash equivalents at beginning of period	395	482

Cash and cash equivalents at end of period	$238	$291

Supplemental disclosure of cash flow information:
Cash paid for interest	$788	$3,293

Net refunds received for income taxes	$—	$3,066

Supplemental non-cash investing and financing information:
Common stock issued in connection with:
Settlement of $1.0 million of subordinated notes and $0.5 million of accrued interest	$1,521	$—

Registration rights agreement	$636	$—

Conversion of $5 million note	$5,000	$—

Preferred stock issued in connection with debt restructuring	$28,440	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002

1.     Description of Business and Organization

            PlanVista Corporation, formerly known as HealthPlan Services Corporation (together with its wholly owned subsidiaries, “PlanVista,” “we,” “our,” or “us”), is a leading provider of technology-enabled medical cost management solutions for the healthcare industry. We provide integrated national Preferred Provider Organization (sometimes called PPO) network access, electronic claims repricing, and claims and data management services to health care payers, such as self-insured employers, medical insurance carriers, third party administrators (sometimes called TPAs), health maintenance organizations (sometimes called HMOs), and other entities that pay claims on behalf of health plans, and health care services providers, such as individual providers and provider networks.

2.     Bank Restructure, Reorganization, and Related Subsequent Events

            In June 2000, PlanVista initiated a plan of reorganization designed to divest certain of its underperforming and non-growth businesses and to reduce and refinance its credit facility. Effective June 18, 2001, PlanVista sold the last of these non-strategic businesses (as further described below) and, during 2001and the first quarter of 2002, pursued the restructuring of its remaining debt. The majority of this debt matured on August 31, 2001, at which time we defaulted on the maturity payment. Effective September 1, 2001 we entered into a Forbearance Agreement, as amended (“Forbearance Agreement”), with our lending group that gave us until March 29, 2002 to repay or restructure this debt. On April 12, 2002, we completed the restructuring of our debt, whereby we restructured approximately $69.0 million of outstanding indebtedness to our lenders, including outstanding principal and accrued and unpaid int erest and bank fees. This indebtedness was restructured with our current lenders whereby we entered into a $40.0 million term loan with an annual interest rate of prime plus 1.0% and issued $29.0 million of Series C convertible preferred stock and an additional promissory note in the amount of $184,872.

            The term loan agreement contains certain financial covenants including minimum monthly EBITDA levels (defined as earnings before interest, taxes, depreciation and amortization, and adjusted for non-cash items deducted in calculating net income and severance, if any, paid to certain officers of PlanVista), maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on our operating cash flows, and maximum quarterly and annual extraordinary expenses (excluding certain pending and threatened litigation, indemnification agreements and certain other matters as defined in the term loan agreement). The Series C convertible preferred stock accrues dividends at 10% per annum during the first 12 months from issuance and at a rate of 12% per annum thereafter. Dividends are payable quarterly in additional shares of Series C convertible preferred stock or, at our option, in cash. At any time after 18 months from the date of issuance, the Series C convertible preferred stock may be converted into shares of our common stock at an amount determined by formula to equal a minimum of 51% of the outstanding shares of our common stock. In addition, the Series C convertible preferred stockholders are entitled to elect three members to our board of directors. The certificate of designation for the Series C convertible preferred stock also contains provisions that permit the Series C convertible preferred stockholders to immediately elect one additional member to our board of directors to replace one of the board members elected by our common shareholders if we fail to achieve certain minimum cash levels as defined under the certificate of designation or if we fail to make our required principal and interest payments in accordance with the terms of the Agreement, or fail to redeem the Series C convertible preferred stock by the 18-month anniversary of the issue date. The issuance of t he Series C convertible preferred stock was not put to stockholder approval in reliance on an applicable exception to the shareholder approval policy of the New York Stock Exchange (“NYSE”). Stockholders were notified prior to the closing of the transaction of our reliance on such exception. In connection with the issuance of the Series C convertible preferred stock, the senior lenders entered into a Stockholders’ Agreement with us which provides, among other things, for registration rights in connection with the sale of any shares of common stock, which are issued upon conversion of the Series C convertible preferred stock. The registration rights include demand and incidental registration rights. In addition, as described below, $5.0 million of subordinated debt was converted to common stock, we extended the maturity date of $4.0 million of subordinated debt by over two years, and approximately $2.5 million of obligations was converted to $1.5 million of common stock and a $950,000 credit for in-kind services (see Note 4).

            In connection with our new credit facility and debt restructuring, we were required to adopt the accounting principles prescribed by Emerging Issues Task Force No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”). In accordance with the accounting requirements of EITF 00-27, we have reflected approximately $14.1 million as an increase to the carrying value of our Series C convertible preferred stock with a comparable reduction to additional paid-in capital. The amount accreted to the Series C convertible preferred stock is calculated based on (a) the difference between the closing price of our common stock on April 12, 2002 and the conversion price per share available to the holders of our Series C convertible preferred stock multiplied by (b) the number of shares of common stock that will be issued if the shares of our Series C convertible preferred stock are eve r converted. Such shares are not convertible until October 12, 2003. This amount is accreted over the contractual life of the Series C convertible preferred stock. This non-cash entry did not affect our net income but did impact the net income deemed available to our common stockholders for reporting purposes in the second quarter of 2002. Net income per share available to the holders of our common stock during the three and six months ended June 30, 2002 was further reduced by a preferred stock dividend totaling $0.6 million paid in shares of our Series C convertible preferred stock to the holders of our Series C convertible preferred stock.

            Prior to June 18, 2001, we maintained two operating units, one of which was our PlanVista Solutions segment that included PlanVista’s managing general underwriter business. The other unit was our third party administration segment, which was operated primarily through our HealthPlan Services, Inc. (“HPS”), American Benefit Plan Administrators, Inc. (“ABPA”), and Southern Nevada Administrators, Inc. (“SNA”) subsidiaries, provided marketing, distribution, administration, and technology platform services for health care plans and other benefit programs. PlanVista functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

            On June 18, 2001, we completed the sale of our third party administration and managing general underwriter business units to HealthPlan Holdings, Inc. The third party administration business included the Small Group Business operations and its associated data processing facilities based in Tampa, Florida, as well as the Taft-Hartley businesses that operated under the names ABPA and SNA, based in El Monte, California and Las Vegas Nevada, respectively. The managing general underwriter business is the Philadelphia based Montgomery Management Corporation. The accompanying unaudited condensed consolidated financial statements have been restated to reflect the operations of these business units described above as discontinued.

            In connection with this non-cash transaction, HealthPlan Holdings assumed approximately $40.0 million in working capital deficit of the acquired businesses, $5.0 million of which was offset by a long-term convertible subordinated note that was converted to common stock on April 12, 2002 in connection with the restructuring of our credit facilities as described above. In addition, at the closing of the sale to HealthPlan Holdings, we issued 709,757 shares of our common stock to offset an additional $5.0 million of the assumed deficit. An additional 101,969 shares were issued as penalty shares pursuant to the terms of a letter agreement relating to certain post closing disputes. The purchase agreement contains customary representations, warranties, and cross indemnity provisions.

            In connection with the issuance of these shares, we entered into a Registration Rights Agreement in favor of HealthPlan Holdings for the registration of such shares and any shares issuable under the terms of the note. Because the registration statement we filed with the Securities and Exchange Commission covering such shares has not been declared effective, pursuant to the terms of the Registration Rights Agreement, HealthPlan Holdings had the right to redeem for cash a number of the shares covered by such registration statement equal to one hundred thousand dollars ($100,000) divided by the average closing price of our common stock on the New York Stock Exchange during the ten (10) trading days immediately preceding the last trading day prior to October 1, 2001. Pursuant to the Registration Rights Agreement, HealthPlan Holdings made demand for redemption after we failed to get the required registration stateme nt effective. We, however, are not permitted to redeem the shares at this time under the terms of the Credit Agreement with our lenders. As a result, under the terms of the Registration Rights Agreement, we were required to issue 100,000 shares of our common stock, 98,345 of which was issued in 2001, and the remainder was issued on January 2, 2002, the value of which was charged to loss on sale of discontinued operations. Such issuances were in lieu of HealthPlan Holdings’ right to redemption. In addition to these issuances, if the shares were not registered pursuant to an effective registration statement by December 31, 2001, then upon such date and each fifteenth day thereafter until such shares become registered, we are required to deliver to HealthPlan Holdings 10,000 shares of our common stock according to the terms of the Registration Rights Agreement. The limit on these additional shares is 100,000. As of June 30, 2002, we have issued 100,000 shares of common stock, the value of which has been reflected as interest expense.

            We are currently in discussions with HealthPlan Holdings to finalize any purchase price adjustments associated with this sale. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. HealthPlan Holdings believes it is due approximately $1.7 million from us related to this transaction, while we believe we have claims against HealthPlan Holdings amounting to approximately $4.5 million (which would be partially offset against other post-closing payments we have agreed to pay, subject to certain limitations). In the event we are unable to resolve these matters directly with HealthPlan Holdings, we will seek to resolve them through binding arbitration as provided for in the purchase agreement. We believe the resolution of this matter will not have a material adverse effect on our financial condition , results of operations, or cash flows.

            Also, as part of the transaction noted above, we leased office space for our Tampa headquarters from HealthPlan Holdings. This lease expired in June 2002.

            We believe that all consolidated operating and financing obligations for the next twelve months will be met from internally generated cash flow from operations and available cash. Based on available information, management believes it will be able to maintain compliance with the terms of its restructured credit facility, including the financial covenants, for the foreseeable future. Our ability to fund our operations, make scheduled payments of interest and principal on our indebtedness, and maintain compliance with the terms of its restructured credit facility, including our financial covenants, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve the restrictive debt covenants as required under the restructured credit facilit y, there may be a material adverse effect on our business, financial condition, and results of operations, and a significant adverse effect on the market value of our common stock. Management is continuing to explore alternatives to reduce its obligations, recapitalize PlanVista, and provide additional liquidity. There can be no assurances that we will be successful in these endeavors.

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

            These condensed consolidated financial statements, including the condensed consolidated balance sheet as of December 31, 2001 (which was derived from audited consolidated financial statements), are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in an annual report on Form 10-K. The interim condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2001 Annual Report on Form 10-K/A for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 17, 2002.

  Earnings Per Share

            Basic earnings per share is calculated by dividing the income or loss available to common stockholders by the weighted average number of shares outstanding for the period, without consideration for common stock equivalents. The calculation of diluted earnings per share reflects the effect of outstanding options and warrants using the treasury stock method, unless antidilutive. Approximately 0.9 million options are not included in the calculation of diluted loss per share available to our common stockholders for the three and six months ended June 30, 2002 and 2001, respectively, because they are antidilutive.

  Income Taxes

            We recognize deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

            Effective January 1, 2002, a new federal law was enacted allowing corporations to increase the period for which they may obtain refunds on past income taxes paid due to net operating losses (“NOL”). The prior law allowed companies to use their NOLs back to the preceding three fiscal years while the new law allows companies to use their NOLs to the preceding five fiscal years. Consequently, we recognized $0.9 million in income tax benefits in the six months ended 2002 for refundable income taxes.

  Derivative Financial Instruments

            PlanVista used derivative financial instruments including interest rate swaps principally in the management of its interest rate exposures. Amounts to be paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense.

            We managed interest rate risk on our variable rate debt by using an interest rate swap agreement. The agreements, which expired in September 2001 and December 2001, effectively converted $40.0 million of variable rate debt under the Agreement to fixed rate debt at a weighted average rate of 6.18%.

            On June 15, 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities.” PlanVista adopted SFAS No. 133 in the first quarter of 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. During the six months ended June 30, 2001, we recorded a $76,000 expense, net of taxes, as a cumulative effect of change in accounting principle representing the fair value of the interest rate swaps.

  Goodwill

            In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted SFAS No. 142 beginning January 1, 2002. Goodwill is deemed to have an indefinite useful life. Thus we ceased amortizing goodwill on January 1, 2002, which resulted in lower amortization expense in the three and six months ended June 30, 2002 over the same periods for the prior year. The effect on our net income and basic and diluted earning s per share for the three and six months ended June 30, 2002 and 2001 was as follows (in thousands, except per share amounts):

	For the Three Months Ended As of June 30,		For the Six Months Ended As of June 30,

	2002	2001	2002	2001

Net income (loss) as reported	$1,153	$(3,957)	$1,822	$(4,616)
Add back: amortization of goodwill	—	345	—	689

Adjusted net income (loss)	$1,153	$(3,612)	$1,822	$(3,927)

Basic earnings per share:
Net income (loss) as reported	$0.07	$(0.29)	$0.11	$(0.34)
Add back: amortization of goodwill	—	0.03	—	0.05

Adjusted net income (loss)	$0.07	$(0.26)	$0.11	$(0.29)

Diluted earnings per share:
Net income (loss) as reported	$0.07	$(0.29)	$0.11	$(0.34)
Add back: amortization of goodwill	—	0.03	—	0.05

Adjusted net income (loss)	$0.07	$(0.26)	$0.11	$(0.29)

Basic and diluted weighted average number of shares outstanding	16,585	13,822	16,056	13,763

  Reclassifications

            PlanVista has reclassified the business units sold in 2001 as discontinued operations for the three and six months ended June 30, 2001 in the condensed consolidated statements of operations. Those units sold were its third party administration and the managing general underwriter business units.

            Certain prior year amounts have been reclassified to conform to the current year’s presentation. These amounts do not have a material impact on the condensed consolidated financial statements taken as a whole.

4.     Notes Payable and Credit Facilities

            As part of our business strategy, we have been pursuing the restructure of our credit facility. As of March 31, 2002, we had debt outstanding to our senior lenders totaling approximately $64.7 million and accrued and unpaid interest and fees totaling approximately $4.2 million. On April 12, 2002 (the “Effective Date”), we closed a transaction for the restructure and refinancing of our existing bank debt. Under the terms of the restructuring, in exchange for the outstanding principal, accrued and unpaid interest and fees due to our lenders, we entered into a $40.0 million term loan that accrues interest at prime plus 1.0% with interest payments due monthly. Quarterly principal payments of $50,000 are due beginning June 30, 2002, and the term loan is due in full on May 31, 2004. The term loan is collateralized by substantially all of our assets. The restructured credit facility does not include a line o f credit or the ability to borrow additional funds. The remainder of the amounts due to our senior lenders was exchanged for approximately $29.0 million of our Series C convertible preferred stock and an additional promissory note in the amount of $184,872. The terms of the Series C convertible preferred stock are disclosed in Note 2. As described in Note 2, the restructured credit facility contains certain financial covenants including minimum monthly EBITDA levels, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio, and maximum quarterly and annual extraordinary expenses (as defined in the Agreement). As a result of the restructuring, the amounts due to our senior lenders as of June 30, 2002 and December 31, 2001 are classified as long-term debt in the accompanying condensed consolidated financial statements.

            The accounting treatment for the restructured credit facility followed the requirements of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”), which requires that a comparison be made between the future cash outflows associated with the restructured facility (including principal, interest, and related costs), and the carrying value related to the previous credit facility. The carrying value of the restructured credit facility would be the same as the carrying value of the previous obligations, less the fair value of the preferred stock or common stock warrants issued. During the quarter ended June 30, 2002, we obtained an appraisal to determine the fair value of the stock and warrants issued, which indicated the fair value to be approximately $29.0 million. No gain or loss was recognized for accounting purposes in connection with the debt restructuring. We recorded a charge of $0.4 million upon closing of the debt restructuring for various investment advisory and legal fees incurred in connection with the arrangement of the credit facility.

            In connection with the closing of the transactions contemplated by the Agreements, we entered into a letter agreement, as amended, with the lenders and Wachovia Bank, National Association, as administrative agent for the lenders, and for the holders of the Series C convertible preferred stock, pursuant to which the lenders, in their capacity as such and as holders of the Series C convertible preferred stock, granted to us an option, exercisable until September 9, 2002, to consider the entire indebtedness under the Agreements paid in full and to redeem the Series C convertible preferred stock in exchange for the following consideration: (1) payment of $40 million plus accrued and unpaid interest under the credit facility; (2) payment of the outstanding principal balance plus accrued interest under an additional note in the principal amount of $184,872; (3) payment of outstanding fees and expenses of lenders’ counsel and consultants incurred in connection with the restructured credit agreement and prior credit agreements; (4) the issuance of an additional 1,650,000 shares of our common stock; and (5) replacement, substitution or cash collateralization of letters of credit in the aggregate amount of $5.4 million provided for under the credit facility. At this time, we do not have any commitments for the funds necessary to exercise the option, but we plan to use the proceeds from the planned Offering to do so. See Note 9.

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

            We intend to use a portion of the proceeds of the planned Offering to pay in full the indebtedness and other amounts owed to our senior lenders and redeem the Series C convertible preferred stock. If we are unable to do so at the closing of the Offering, we will not proceed with the Offering. We have also offered to use a portion of the proceeds from this Offering to repurchase, at the public offering price in this Offering, net of underwriting discounts and commissions, some or all of the 1,650,000 shares of common stock to be issued to the senior lenders in connection with the exercise of our payoff option, at the election of the lenders.

            We have substantial net operating loss carryforwards for federal income tax purposes. Under Section 382 of the Internal Revenue Code, utilization of the net operating losses may be limited if certain substantial changes in ownership occur. We are currently in the process of determining whether a change in ownership occurred as a result of the debt restructuring. Additionally, future transactions, including the planned Offering, could potentially cause a change in ownership.

            Prior to us entering into the restructured credit agreement, we operated under a Forbearance Agreement, as amended (the “Forbearance Agreement”), with our lending group. The Forbearance Agreement extended the terms and conditions of the June 8, 2000, second Amended and Restated Credit Agreement (the “Prior Credit Agreement”), which matured on August 31, 2001. Under the terms of the Forebearance Agreement, as amended, which became effective on September 1, 2001, we had until March 29, 2002 to repay the amounts under the Prior Credit Agreement or to restructure the credit facility. During the term of the Forbearance Agreement interest accrued at an annual interest rate equal to prime plus 6.0%. Interest was payable monthly at prime plus 1.0% per annum. The difference between the accrual rate of interest and the rate paid was due at the termination of the Forbearance Agreement and was rolled in to the amount restructured. In addition, we were required to repay accrued and unpaid interest as of August 31, 2001 (totaling approximately $1.0 million) and were required to achieve minimum cash collection levels and maximum cash disbursements as defined in the Forbearance Agreement. We were in compliance with the terms of the Forbearance Agreement, as amended.

            The Prior Credit Agreement originally provided for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing May 31, 2000. Repayments of $500,000 were required each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. Interest rates varied from the higher of (a) the Prime Rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3%. The Prior Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility, plus certain administrative fees and an annual commitment fee of .25% for letters of credit and unused commitments. PlanVista capitalized approximately $1.4 million of bank fees related to the Prior Credit Agreement. Under the loan terms, PlanVista must maintain certain financial covenants for revenue and EBITDA as defined in the Prior Credit Agreement. PlanVista is also restricted in capital expenditures and is subject to repayment with proceeds of certain future activities such as sale of certain assets and public offerings. As of December 31, 2001, the balance outstanding under the Prior Credit Agreement was $64.7 million plus accrued and unpaid i nterest and fees of $4.5 million. During 2001, PlanVista paid interest of $3.7 million and principal of $2.0 million on the Prior Credit Agreement. On June 29, 2000, September 12, 2000, September 29, 2000, October 19, 2000, and December 8, 2000, PlanVista signed Limited Waivers and Consents related to the disposition of assets and certain payment and other covenant requirements.

            As of March 29, 2001, PlanVista signed a First Amendment and Limited Waiver and Consent (“the First Amendment”) to the Prior Credit Agreement. The First Amendment became effective upon the satisfaction of certain conditions, including the written confirmation from one of PlanVista’s small group carriers in support of the sale of our third party administration and managing general underwriter business. PlanVista obtained this written confirmation prior to the closing of such sale. Under the terms of the First Amendment, the commitment of banks which are signers to the Prior Credit Agreement (the “Bank Group”) on the revolving credit facility was frozen at the $14.9 million outstanding balance upon the signing of the First Amendment. The repayments of $500,000 due on March 31, 2001 and April 30, 2001 were waived and certain other repayments which had been previously deferred were waived. In addition, a repayment of $1.5 million was due and paid in April 2001, the monthly repayment was increased from $500,000 to $750,000 beginning on May 31, 2001, and the unpaid additional payment of $4.5 million due on July 31, 2001 was waived to the maturity date.

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

            In June 2001, Ronald Davi, former principal of National Preferred Provider Network prior to its acquisition by us, drew in full on a letter of credit in his favor in the amount of $2.0 million. Such amount is included in the obligations owed to our lending group at June 30, 2002 and December 31, 2001.

            On July 2, 2001, we executed the Third Amendment and Limited Waiver to the Prior Credit Agreement (the “Third Amendment”) with our Bank Group and certain other parties. The Third Amendment provided for, among other things, (a) permission for us to issue common stock to DePrince, Race & Zollo, Inc. for $3.8 million, (b) permission for us to use those funds to satisfy certain post-closing obligations to HealthPlan Holdings in connection with the sale of the third party administration and managing general underwriter businesses, (c) the postponement of certain scheduled payments of principal until August 31, 2001, (d) a 100 basis point increase in the interest rate, and (e) the delivery of 74,998 shares of common stock to the Bank Group in consideration for their consent to the Third Amendment.

            In connection with the sale of the third party administration and managing general underwriter business units and the assumption by HealthPlan Holdings of certain liabilities associated therewith (the “Transaction”), the New England Life Insurance Co. drew in full on a letter of credit in its favor in the amount of $6.0 million. Under the terms of the Prior Credit Agreement, any payment under the letter of credit which is not promptly reimbursed to the lenders by us upon notice of such draw constitutes a payment default. The lenders indefinitely waived this payment default pursuant to the terms of a Limited Waiver and Extension dated as of June 15, 2001, which also waived certain additional terms of the Prior Credit Agreement in order to permit certain terms of the Transaction which were not part of the original Stock Purchase Agreement of April 1, 2001 but were rather added through the First Amendment to the Stock Purchase Agreement (the “First Amendment”), dated June 18, 2001.

            As of June 30, 2002 and December 31, 2001, respectively, PlanVista had additional notes and other obligations totaling approximately $10.6 million and $11.0 million, respectively, related to a 1993 acquisition, a 1998 acquisition, and equipment purchases, and related to the HealthPlan Holdings transaction. As described in Note 2, included in these totals was a $5.0 million note related to the HealthPlan Holdings transaction that converted to 813,273 shares of our common stock upon the Effective Date, subject to guarantee that provides HealthPlan Holdings with $5.0 million in gross proceeds from the sale of the stock. The number of shares of common stock issued in satisfaction of this note was based on the average closing price of the our common stock for the 10 days immediately prior to the conversion. Also included in the total was $4.0 million of notes payable to CENTRA Benefits, Inc. (“CENTRA”) ori ginally delivered in connection with the 1998 acquisition, which was restructured so that amended and restated notes totaling $4.3 million (representing the principal under the original notes plus accrued unpaid interest) were issued to CENTRA under terms including interest at 12% (payable in additional shares of the our common stock, except under specified circumstances) and a maturity date of December 1, 2004. In connection with the restructuring of the CENTRA notes, we also issued to CENTRA warrants to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.25 over the market price of the stock on the date of the issuance of the restructured notes (based on the average trading price during the ten trading days preceding such note restructure), subject to reduction to a price equal to the conversion price of the Series C preferred stock upon the happening of certain events.

            As a part of the sale of HealthPlan Holdings, we settled certain obligations with one of its large carriers by issuing a promissory note. As of the restructuring of our credit facility, the amount owed on this note was approximately $1.0 million plus $1.5 million of other obligations. On March 27, 2002, we retired this note by issuing 274,369 shares of our common stock, based on the closing price of our common stock one day immediately prior to the retirement date of this note, and by issuing a credit for $950,000 payable with in-kind claims repricing services.

            On April 12, 2002, we extended the maturity date of notes totaling $500,000 due to two members of our board of directors to December 1, 2004. These notes bear interest, which accrues at prime plus 4% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

5.     Discontinued Operations

            On June 18, 2001, PlanVista completed the sale of the third party administration and managing general underwriter business units to HealthPlan Holdings. The third party administration business included the small group business operations and its associated data processing facilities located in Tampa, FL, as well as the Taft-Hartley businesses that operated under the name ABPA and SNA, based in EL Monte, CA and Las Vegas, NV, respectively. The managing general underwriter business is the Philadelphia based Montgomery Management Corporation. The accompanying unaudited condensed consolidated financial statements have been restated to reflect the business units sold as discontinued operations.

            The unaudited summarized financial position and operating results of the discontinued business units sold in 2001 is as follows for the periods indicated (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Net revenues	$15,975	$36,427

Loss from discontinued operations before income tax benefit	$(900)	$(2,029)

Income tax benefit	(507)	(908)

Loss from discontinued operations	$(393)	$(1,121)

6.     Litigation

            In the ordinary course of business, we may be a party to a variety of legal actions that affect any business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, and tort claims. In addition, we entered into indemnification agreements related to certain of the businesses we sold during 2000 and 2001 and we could be subject to a variety of legal and other actions related to such indemnification arrangements. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded. While the ultimate financial effect of these claims and indemnification agreements cannot be fully determined at this time, in the opinion of management, they will not have a material adverse effect on our financia l condition, results of operations, or cash flows.

            In January 2002, Paid Prescriptions, LLC initiated a breach of contract action against us seeking $1.6- $2.0 million in compensation, and we are vigorously defending this action. While the ultimate financial effect of this claim cannot be determined at this time, in the opinion of management, it will not have a material adverse effect on our financial condition, results of operations, or cash flow.

            We are currently in discussions with HealthPlan Holdings to finalize any purchase price adjustments associated with this sale. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. HealthPlan Holdings believes it is due approximately $1.7 million from us related to the transaction, while we believe we are due approximately $4.5 million from HealthPlan Holdings. In the event we are unable to resolve these matters directly with HealthPlan Holdings, we will seek to resolve them through binding arbitration as provided for in the purchase agreement. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations and cash flows.

7.     Other Comprehensive Income

            In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The unaudited components of comprehensive income, net of related income tax effects, for the first quarter periods, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income/(loss)	$1,153	$(3,957)	$1,822	$(4,616)
Unrealized depreciation on investments available for sale	—	1,348	—	610

Comprehensive income/(loss)	$1,153	$(2,609)	$1,822	$(4,006)

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

            In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes and amends SFAS No. 121 and relevant portions of SFAS No. 30. SFAS No. 144 is required to be adopted on January 1, 2002. The adoption of SFAS No. 144 did not have a significant effect on our financial position, results of operations, or liquidity.

            On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 will have no impact on us.

            In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The adoptio n of SFAS No. 146 will not have an impact on us.

9.     Subsequent Events

            On July 19, 2002, we filed an Amended Registration Statement with the Securities and Exchange Commission wherein we are offering for sale an aggregate of 5,174,979 shares of our common stock (the

“Offering”). Should the Offering be successful, we will use the net proceeds of the Offering to repay our senior secured loans and accrued interest and to repay certain other obligations as described in the Registration Statement.

            On July 17, 2002, our Board of Directors and stockholders approved an amendment to our Certificate of Incorporation to effect a one-for-five reverse stock split of our common stock to become effective shortly prior to the effectiveness of the Offering discussed above and upon the Board of Directors’ final resolution. The approval of the reverse stock split did not change the number of authorized shares of our common stock. We do not intend to issue fractional shares in connection with the reverse stock split, and any stockholders who otherwise would be entitled to receive fractional shares in connection with the reverse stock split will be entitled to cash payments. We do not anticipate that the funds necessary to effect the cashing out of the fractional shares will be material.

            On August 8, 2002, we retired a letter of credit in the face amount of $4.6 million issued to a subsidiary of Travelers Insurance Company that secured a bond with the State of Kentucky. As a result, the only remaining letter of credit outstanding under our credit facility with our senior lenders is a letter of credit issued to CG Insurance Services, Inc. in the face amount of $0.8 million that secures a contractual debt to that company of approximately $0.8 million. We intend to collateralize this letter of credit obligation with a portion of the proceeds of a planned Offering.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

             The statements contained in this report include forward-looking statements related to us that involve risks and uncertainties, including but not limited to our ability to expand our client base; the success of our divesture and diversification efforts; our ability to manage costs and reduce and restructure debt; changes in law; fluctuations in business conditions and the economy; and our ability to attract and retain key management personnel. These forward-looking statements are made in reliance on the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. For further information about these factors that could affect our future results, please see our filings with the Securities and Exchange Commission. Copies of these filings are available upon request from our chief financial officer. Prospective investors are cautioned that forward-looking statements are not guarantee s of future performance. Achieved results may differ materially from management expectations.

Introduction

            The following is a discussion of changes in our unaudited results of operations for the three and six months ended June 30, 2002 compared to the same period in 2001.

            We provide technology-enabled medical cost management solutions for the healthcare industry. We provide integrated national PPO network access, electronic claims repricing, and claims and data management services to health care payers, such as insurance carriers, self-insured employers, HMOs, third party administrators and other entities that pay claims on behalf of health plans, as well as PPOs and participating and healthcare service providers.

            We earn operating revenue in the form of fees generated from the repricing of medical claims for our healthcare payer customers. We generally enter into agreements with our healthcare payer customers under which they pay to us a percentage of the cost savings they realize from our network discounts with PPOs and providers. A portion of our operating revenue is generated from customers that pay us a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers customers. We recognize our monthly fee revenue at the time the services are provided. Operating revenue related to our PayerServ and PlanServ business units is earned on a per claim basis at the time the claims repricing and claims and network data management services are provided.

            Our expenses generally consist of fees incurred to provide access to their networks for our customers, compensation and benefits costs for our employees, occupancy and related costs, and general and administrative expenses associated with operating our business, taxes, and debt service obligations.

            On April 12, 2002, we closed on the restructuring of our credit facility with our senior lenders as well as certain other credit obligations. Under the terms of the restructured facility, our indebtedness was restructured by reducing our term loan with our senior lenders to $40.0 million, issuing $29.0 million of our Series C convertible preferred stock and an additional note in the amount of $184,872, and issuing a note in the amount of $64,000 to Wachovia representing unpaid administrative fees through the date of the restructure. In connection with this restructuring, we issued the senior lenders 15,000 shares of common stock as a restructuring fee. As a result of the restructuring transaction, a $5.0 million subordinated note automatically converted into shares of our common stock, with respect to which we have an obligation to issue and distribute to such holder as many additional shares of our common stoc k as may be necessary for the holder to realize an aggregate of $5.0 of proceeds from their sale. In addition, $2.5 million of notes and other obligations were converted into shares of our common stock and a credit for in-kind claims repricing services, and the maturity date of notes totaling $4.5 million, plus accrued interest of $0.3 million was extended to 2004. For a discussion of these restructuring activities, see “Liquidity and Capital Resources.”

A.     RESULTS OF OPERATIONS

            The following is a presentation of our unaudited consolidated results of operations for the three and six months ended June 30, 2002, compared to the same periods in 2001. The following table sets forth certain unaudited operating data as a percentage of total operating revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Operating revenue	100.0%	100.0%	100.0%	100.0%
Cost of operating revenue:
Agent commissions	1.5%	0.4%	1.3%	0.8%
Personnel expenses	25.6%	25.2%	26.9%	27.3%
Network access fees	16.7%	16.6%	16.5%	15.4%
Other	15.1%	16.7%	16.1%	16.8%
Depreciation	1.6%	1.5%	1.5%	1.6%

Total cost of operating revenue	60.5%	60.4%	62.3%	61.9%

Bad debt expense	7.4%	5.9%	7.2%	4.7%
Amortization of goodwill	—	3.9%	—	4.1%
Other expenses	—	27.3%	—	16.1%
Interest expense, net	14.6%	20.8%	23.1%	21.7%

Total expenses	82.5%	118.3%	92.6%	108.5%

Income (loss) before provision (benefit) for income taxes, discontinued operations, and cumulative effect of change in accounting principle	17.5%	(18.3)%	7.4%	(8.5)%
Provision (benefit) for income taxes	3.9%	(7.7)%	(3.7)%	(3.7)%

Income (loss) before discontinued operations, and cumulative effect of change in accounting principle	13.6%	(10.6%)	11.1%	4.8%

            The following management’s discussion and analysis of our financial results for the three and six months ended June 30, 2002 compared to the same periods ending June 30, 2001 have been recast to reflect the units sold during the year ended December 31, 2001, as discontinued operations. The units sold were the small group, Taft-Hartley, and managing general underwriter business units.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

  Operating Revenue

            Operating revenue for the three months ended June 30, 2002 decreased $0.4 million, or 4.5%, to $8.5 million from $8.9 million for the same period in 2001. Total claims volume increased 0.2 million, or 22.8%, to 0.9 million claims processed during the three months ended June 30, 2002 compared to total claims processed of 0.7 million for the same period in 2001. The increase in total claim volume in the second quarter of 2002 was offset by higher percentage of generally lower dollar value physician claims in 2002 compared to 2001, which resulted in a decrease in average revenue per claim. During the second quarter of 2002, we added 117 new payer customers, expanded our relationship with 24 additional customers and generated revenue totaling $0.7 million. This increase in revenue from new and existing customers in 2002 was offset by revenue earned in the second quarter of 2001 from customers that no longer used our services i n 2002 and the change in mix of the claims we repriced in 2002.

  Personnel Expenses

            Personnel expenses for the quarter ended June 30, 2002 decreased $0.1 million, or 4.3%, to $2.2 million from $2.3 million for the same period in 2001. Personnel expenses as a percentage of operating revenue was 25.6% in the second quarter of 2002 compared to 25.2% in the second quarter of 2001. This percentage increase is due to lower operating revenue for the quarter ended June 30, 2002 compared to the same period in 2001 and the hiring of our chief financial officer in July 2001 and another executive during the second quarter of 2002. We continue to benefit from increased efficiencies in our claim repricing operations through increased use of our technology, which allowed us to increase the number of claims processed per person in the first quarter of 2002 compared to the same period in 2001 without incurring significant additional expenses as a percentage of revenue.

  Network Access Fees and Other Cost of Operating Revenue

            Network access fees and other cost of operating revenue for the three months ended June 30, 2002 decreased $0.3 million, or 10.0%, to $2.7 million from $3.0 million for the three months ended June 30, 2001. The decrease in network access fees and other cost of operating revenue is related primarily to a decrease in professional services, a decrease in electronic imaging costs due to a decrease in the number of paper claims being processed compared to 2001 and an overall decrease in rental expenses and related costs due to the new corporate headquarters that we moved into at the end of the first quarter of 2002. These costs were partially offset by an increase in insurance costs that we believe was attributable to an overall increase in insurance premiums nationwide.

  Bad Debt Expense

            Bad debt expense for the three months ended June 30, 2002 increased $0.1 million, or 20.0%, to $0.6 million from $0.5 million during the same period in 2001. The increase in bad debt expense was related to our estimate of uncollectible accounts receivable.

  Depreciation and Amortization of Goodwill

            Depreciation for the three months ended June 30, 2002 increased an immaterial amount from the same period in 2001. Amortization of goodwill for the three months ended June 30, 2002 decreased $0.3 million, or 100.0%, to $0 from $0.3 million for the same period in 2001. This decrease was principally attributable to the adoption of SFAS No. 142, under which goodwill is no longer amortized but instead is subject to impairment tests at least annually.

  Interest Expense, Net

            Interest expense, net for the three months ended June 30, 2002 decreased to $1.2 million from $1.9 million during the same period in 2001. This decrease resulted primarily from lower outstanding balances on our credit facility due to the restructuring on April 12, 2002 partially offset by bank charges and other financing costs that were included in interest expense associated with amendments to our credit facility that were expensed during the three months ended June 30, 2002, the amended forbearance agreement and the sale to HealthPlan Holdings.

  Income Taxes

            The provision for income taxes for the three months ended June 30, 2002 was $0.3 million. This provision was the result of our estimate our taxable income for the year ended December 31, 2002. The difference between our effective tax rate and the statutory rate is mainly due to a partial utilization of our net operating loss carryforward. In 2001, we recorded a deferred tax benefit based upon our estimate of pretax losses that would be carried forward and offset against future taxable income.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

  Operating Revenue

            Operating revenue for the six months ended June 30, 2002 decreased $0.5 million, or 3.0%, to $16.4 million from $16.9 million for the same period in 2001. Total claims volume increased 0.5 million, or 32.9%, to 1.8 million claims processed during the six months ended June 30, 2002 compared to total claims processed of 1.4 million in the same period in 2001. The increase in total claim volume in 2002 was offset by higher percentage of generally lower dollar value physician claims in 2002 compared to 2000, which resulted in a decrease in average revenue per claim. During the first six months of 2002, we added 228 new payer customers, expanded our relationship with 24 additional customers and generated operating revenue from these customers or $1.4 million. This increase in operating revenue from new and existing customers in 2002 was offset by operating revenue earned in 2001 from customers that no longer used our services in 2002 and the change in m ix of the claims we repriced in 2002.

  Personnel Expenses

            Personnel expenses for the six months ended June 30, 2002 decreased $0.2 million, or 4.3%, to $4.4 million from $4.6 million for the same period in 2001. Personnel expenses as a percentage of operating revenue decreased to 26.9% in the six months ended June 30,2002 compared to 27.3% in the six months ended June 30, 2001. We continue to benefit from increased efficiencies in our claim repricing operations through increased use of our technology, which allowed us to increase the number of claims processed per person in the six months ended June 30, 2002 compared to the same period in 2001.

  Network Access Fees and Other Cost of Operating Revenue

            Network access fees and other cost of operating revenue for the six months ended June 30, 2002 decreased $0.1 million, or 1.8%, to $5.4 million from $5.5 million for the six months ended June 30, 2001. The decrease in network access fees and other costs of operating revenue is related primarily to a decrease in professional services, offset by an increase in insurance costs that we believe was attributable to an overall increase in insurance premiums nationwide, and an increase in our network and electronic processing costs attributable to an increase in our claims volume. Network access fees and other cost of operating revenue as a percentage of operating revenue were 32.6% for the first six months of 2002 compared to 32.2% for the same period in 2001.

  Bad Debt Expense

            Bad debt expense for the six months ended June 30, 2002 increased $0.4 million, or 50.0%, to $1.2 million from $0.8 million during the same period in 2001. The increase in bad debt expense was related to our estimate of uncollectible accounts receivable.

  Depreciation Expense and Amortization of Goodwill

            Depreciation for the six months ended June 30, 2002 decreased an immaterial amount from the same period in 2001. Amortization of goodwill for the six months ended June 30, 2002 decreased $0.7 million, or 100%, to $0 from $0.7 million for the same period in 2001. This decrease was principally attributable to the adoption of SFAS No. 142, under which goodwill is no longer amortized but instead is subject to impairment tests at least annually.

  Other Expenses

            Other expenses for the six months ended June 30, 2002 decreased $2.7 million to $0 from $2.7 million for the same period in 2001 due to the sale of our investment in HealthAxis, Inc. stock during the six months ended June 30, 2001.

  Interest Expense, Net

            Interest expense, net for the six months ended June 30, 2002 increased to $3.8 million from $3.7 million during the same period in 2001. We incurred significant bank charges and other financing costs that are included in interest expense associated with the restructuring of our credit facility during the six months ended June 30, 2002. In addition, this increase also resulted from higher interest rates on our credit facility that increased from prime plus 1.0% (10.50%) on January 1, 2001 to prime plus 6.0% (10.75%) through April 12, 2002, the date we restructured our credit facility. These costs were partially offset by the lower average outstanding principal balance and lower interest rates subsequent to April 12, 2002, resulting from the restructuring of our credit facility.

  Income Taxes

            The benefit for income taxes for the six months ended June 30, 2002 and 2001 was $0.6 million. Effective January 1, 2002, a new federal law was enacted allowing corporations to increase the period for which they may obtain refunds on past income taxes paid due to net operating losses. The prior law allowed companies to use their net operating losses back to the preceding three fiscal years while the new law allows companies to use their net operating losses for the preceding five fiscal years. Consequently in 2002, we recognized $0.9 million in income tax benefits for refundable income taxes. Offsetting the benefit recorded was a $0.3 million tax provision for earnings for the six months ended June 30, 2002. In 2001, the benefit related to our estimate of pretax losses that would be carried forward and offset against future taxable income.

B.     LIQUIDITY AND CAPITAL RESOURCES

            Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our primary sources of cash are fees generated from the claims repricing services we provide our customers. Our uses of cash consist of payments to PPOs to provide access to their networks for our customers, payments for compensation and benefits for our employees, occupancy and related costs, general and administrative expenses associated with operating our business, taxes and debt service obligations. We had cash and cash equivalents totaling $0.2 million at June 30, 2002. Net cash flow (used in) provided by operating activities was $(9.5) million, $3.2 million, $16.3 million, $0.3 million and $(5.0) million during the years ended December 31, 2001, 2000 and 1999 and the six months ended June 30, 2002 and 2001, respectively. During 2001, cash flow provided by operating activities was affected by negative cash flow s from our discontinued operations.

            During 2001 and the first six months of 2002, we continued our efforts to restructure our existing debt as part of our business strategy. On April 12, 2002, we closed a transaction to restructure and refinance our existing bank debt. Under the terms of the restructured agreement, we entered into a $40.0 million term loan that accrues interest at a variable rate, generally prime plus 1%,with interest payments due monthly beginning on April 30, 2002. Quarterly principal payments of $50,000 became due beginning June 30, 2002 and the term loan is payable in full on May 31, 2004. The term loan is collateralized by all of our assets. The restructured credit facility does not include a line of credit or the ability to borrow any additional funds. The remainder of the amounts due to the lenders was exchanged for approximately $29.0 million of our Series C convertible preferred stock and an additional note in the amount of $184,872. In connection with the restructuring, we issued an additional note to Wachovia in the amount of $64,000 for administrative agent fees. The restructured credit agreement contains certain financial covenants including minimum monthly EBITDA levels (defined as earnings before interest, taxes, depreciation and amortization and adjusted for non-cash items deducted in calculating net income and severance, if any, paid to certain of our officers), maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on our operating cash flows, and maximum quarterly and annual extraordinary expenses (excluding certain pending and threatened litigation, indemnification agreements and certain other matters as defined in the restructuring agreement).

            The accounting treatment for the restructured credit facility complies with the requirements of SFAS No.15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” which requires that a comparison be made between the future cash outflows associated with the restructured facility (including principal, interest and related costs), and the carrying value related to the previous credit facility. The carrying value of the restructured credit facility would be the same as the carrying value of the previous obligations, less the fair value of the preferred stock or common stock warrants issued. We obtained an appraisal to determine the fair value of the stock and warrants issued, which indicated the fair value was approximately $29.0 million. No gain or loss was recognized for accounting purposes in connection with the debt restructuring. We recorded a charge of $0.4 million upon closing of o ur debt restructuring for various investment advisory and legal fees incurred in connection with the arrangement of the restructured credit facility.

            In connection with the closing of the transactions contemplated by the restructured credit agreement, we entered into a letter agreement, as amended, with the lenders and Wachovia, as administrative agent for the lenders, and for the holders of the Series C convertible preferred stock, pursuant to which the lenders, in their capacity as such and as holders of the Series C convertible preferred stock, granted to us an option, exercisable until September 9, 2002, to consider the entire indebtedness under the credit facility paid in full and to redeem the Series C convertible preferred stock in exchange for the following consideration: (1) payment of $40.0 million plus accrued and unpaid interest under the credit facility; (2) payment of the outstanding principal balance plus accrued interest under the additional note in the principal amount of $184,872; (3) payment of outstanding fees and expenses of lenders’ counsel and consultants incurred in connection with the restructured credit agreement and prior credit agreements; (4) the issuance of an additional 1,650,000 shares of our common stock; (5) replacement, substitution or cash collateralization of letters of credit provided for under the credit facility; and (6) inclusion, on the option of our senior lenders, of the 150,000 shares of our common stock owned by the senior lenders for sale in an offering.

            On July 19, 2002, we filed an Amended Registration Statement with the Securities and Exchange Commission wherein we are offering for sale an aggregate of 5,174,979 shares of our common stock (the “Offering”). Should the Offering be successful, we will exercise our option, described above, and we will use the net proceeds of the Offering to repay our senior secured loans and accrued interest and to repay certain other obligations as described in the Registration Statement.

            In the event that we exercise our payoff option under the letter agreement with the lenders, we would reflect the retirement of the Series C convertible preferred stock at the value determined by the valuation described above in connection with the accounting for the restructuring and the issuance of common stock at fair value on the date of issue. The excess of the carrying value of the Series C convertible preferred stock over the value of the common stock would be reflected as an increase of our additional paid-in capital account. If the carrying value of the Series C convertible preferred stock is not in excess of the value of the common stock, the difference will be treated as additional preferred stock dividends, which will reduce our additional paid-in capital.

            In connection with our new credit facility and debt restructuring, we were required to adopt the accounting principles prescribed by EITF 00-27. In accordance with the accounting requirements of EITF 00-27, we have reflected approximately $14.1 million as an increase to the carrying value of our Series C convertible preferred stock with a comparable reduction to additional paid-in capital. The amount accreted to the Series C convertible preferred stock is calculated based on (a) the difference between the closing price of our common stock on April 12, 2002 and the conversion price per share available to the holders of our Series C convertible preferred stock multiplied by (b) the number of shares of common stock that will be issued if the shares of our Series C convertible preferred stock are ever converted. Such shares are not convertible until October 12, 2003. This amount is accreted over the contractual lif e of the Series C convertible preferred stock. This non-cash entry did not affect our net income but did impact the net income deemed available to our common stockholders for reporting purposes in the second quarter of

2002. Net income per share available to the holders of our common stock during the three and six months ended June 30, 2002 was further reduced by a preferred stock dividend totaling $0.6 million paid in shares of our Series C convertible preferred stock to the holders of our Series C convertible preferred stock.

            As of June 30,2002, we had notes and other obligations totaling approximately $10.6 million related to a 1993 acquisition, a 1998 acquisition, equipment purchases and the HealthPlan Holdings transaction. In addition to the restructuring and refinancing of our credit facility, we entered into new agreements with certain of our subordinated note holders. The status of these revised notes is described below.

            On April 12, 2002, the maturity date of notes totaling $500,000 due to two members of our board of directors was extended to December 1, 2004. These notes bear interest at prime plus 4% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

            As of December 31, 2001, we were in payment default with respect to notes aggregating $4.0 million payable to Centra. These obligations related to a 1998 acquisition by us. The default was caused by our failure to make interest payments due under such notes. On April 12, 2002, we restructured these notes. Under the restructured terms, notes totaling $4.3 million accrue interest monthly at a compound rate of 12% per annum. Interest is payable in shares of our common stock determined by using the average trading price over the last ten trading days of the quarter. Additionally, the holder has the right to request interest to be paid in cash if there is available excess cash flow for such payments as permitted by our bank credit agreement. These notes mature on December 1, 2004. Interest and principal are due in full at maturity. At any time, Centra may convert some or all of the notes to shares of our common stoc k, based on the lesser of $6.40 or the average trading price of the common stock for the ten day period immediately preceding notice of conversion. These notes are subordinated to the term loan with our senior lenders.

            In July 2002, we agreed to terms on certain obligations that were collateralized by a $4.6 million letter of credit. Under the terms of the agreement, we will pay $200,000 by August 15, 2002 or $250,000 by January 15, 2003. The letter of credit was returned to our senior lenders and was canceled.

            On June 18, 2001,we completed the sale of our third party administration and managing general underwriter business units to HealthPlan Holdings. In connection with this non-cash transaction,HealthPlan Holdings assumed approximately $40.0 million in working capital deficit of the acquired businesses and acquired assets having a fair market value of approximately $30.0 million. Of the $10.0 million net working capital deficit, $5.0 million was offset by a long-term convertible subordinated note. This note was converted into 813,273 shares of our common stock on April 12, 2002. Our agreement with HealthPlan Holdings requires that we make up the difference between the proceeds from the disposition of these shares and $5.0 million, if any, and therefore, we may be required to issue additional shares to them to satisfy this obligation if we are otherwise unable to do so. The purchase agreement contains customary repr esentations, warranties and cross indemnity provisions.

            In addition, at the closing of the sale to HealthPlan Holdings, we issued 709,757 shares of our common stock to offset the additional $5.0 million of the assumed deficit. We reimbursed HPS approximately $4.3 million for pre-closing liabilities settled by HPS on our behalf and issued to HealthPlan Holdings an additional 101,969 shares as penalty shares relating to certain post closing disputes with respect to those pre-closing liabilities. The primary source of the funds for the reimbursement to HealthPlan Services was the proceeds of a $3.8 million private placement of our common stock to certain accounts managed by DePrince, Race & Zollo and the remainder was generated from our cash flow from operations.

            We are currently in discussions with HealthPlan Holdings to finalize any purchase price adjustments associated with that sale. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. HealthPlan Holdings believes it is due approximately $1.7 million from us related to the transaction, while we believe we have claims against HealthPlan Holdings amounting to approximately $4.5 million (which would be partially offset against other post-closing payments that we have agreed to pay, subject to certain limitations as provided in the transaction document). In the event that we are unable to resolve these matters directly with HealthPlan Holdings, we will seek to resolve them through binding arbitration as provided for in the purchase agreement.

            As of March 27, 2002, we retired a subordinated note payable to New England Financial, including accrued interest, totaling approximately $2.5 million by issuing 274,369 shares of our common stock, based on the closing price of our common stock one day immediately prior to the retirement date of this note, and by issuing a credit for $950,000 payable with in-kind claims repricing services. The 274,369 shares were subsequently assigned by New England Financial to New England Financial Distributors.

            On July 9, 2001, we completed a $3.8 million private placement of our common stock at a 15% discount to the then ten-day trading average through July 2, 2001. The purchasers of these securities were certain investment accounts managed by DePrince, Race & Zollo, an investment management firm in which our director John Race is one of the principals. The net proceeds from this private placement were used to satisfy certain pre-closing obligations related to our recent divestiture of our third party administration and managing general underwriter business units

            We spent $0.3 million and $0.6 million on capital expenditures during the six months ended June 30, 2002 and 2001, respectively.

            We intend to use the proceeds from the planned Offering to repay all of our currently outstanding long-term debt. If we repay our long-term debt, management believes that internally generated cash flow from operations and available cash will be sufficient to meet our operating and financing obligations for the foreseeable future. Assuming the planned Offering is not completed, we believe that internally generated cash flow from operations and available cash will be sufficient to meet our operating and financing obligations on a monthly basis for the next twelve months; however, we do not believe we will be able to generate sufficient cash flow from operations to repay the indebtedness to our senior lenders at maturity. In the event that this offering is not completed, we will explore strategic alternatives to reduce our obligations, recapitalize and provide additional liquidity. We cannot assure you that we wil l be successful in these endeavors or that such endeavors will be on terms that are acceptable to us.

            Our ability to fund our operations, make scheduled payments of principal and interest on our indebtedness and satisfy other obligations depends on our future performance, which is subject to economic, financial, competitive and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations, there may be a material adverse effect on our business, financial condition and results of operations, and a significant adverse effect on the market value of our common stock.

  Inflation

            We do not believe that inflation had a material effect on our results of operations for the three or six months ended June 30, 2002 and 2001. There can be no assurance, however, that our business will not be affected by inflation in the future.

  Critical accounting policies

            The preparation of our condensed consolidated financial statements requires that we adopt and follow certain accounting policies. Certain amounts presented in our condensed consolidated financial statements have been determined in accordance with such policies, based upon estimates and assumptions. Although we believe that our estimates and assumptions are reasonable, actual results may differ.

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

  Revenue recognition

            We earn operating revenues in the form of fees generated from the repricing of medical claims. We generally enter into agreements with our health benefit payer clients that require them to pay a percentage of the cost savings realized from our network discounts with participating providers. These agreements are generally terminable upon 90 days notice. Operating revenues from percentage of savings contracts are recognized when claims processing and administrative services have been performed. Operating revenues from customers with certain contingent contractual rights and revenues based on a percentage of collected cash are not recognized until the corresponding cash is collected. The remainder of our operating revenues is generated from customers that pay us a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers clients. Operating revenues under such agreemen ts are recognized when the network access services are provided.

  Accounts receivable

            We generate our operating revenue and related accounts receivable from services provided to healthcare payers, such as self-insured employers, medical insurance carriers, third party administrators, HMOs, and other entities that pay claims on behalf of health plans, and participating health care services providers, such as individual providers and provider networks.

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

  Impairment of intangible and long-lived assets

            Through December 31, 2001, we evaluated goodwill for impairment based on undiscounted projected future cash flows and determined that no adjustment was necessary. However, if future actual results do not meet our expectations, we may be required to record an impairment charge, the amount of which could be material to our results of operation.

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

  New Accounting Pronouncements

            In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe SFAS No. 143 will have a significant effect on our financial position, results of operations or liquidity.

            In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”SFAS No. 144 supersedes and amends SFAS No. 121 and relevant portions of SFAS No. 30. SFAS No. 144 was required to be adopted on January 1, 2002. The adoption of SFAS No. 144 did not have a significant effect on our financial position, results of operations or liquidity.

            On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. We do not expect the adoption of the standard to have any impact on us.

            In June 2002, the FASB issued SFAS No. 146, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The adoption of SFAS No. 146 will not have an impact on us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

            We are exposed to certain market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our existing Agreements. Our fixed rate debt consists primarily of outstanding balances on our notes issued to C G Insurance Services, Inc., the former owner of CENTRA HealthPlan LLC and certain equipment notes. Our variable rate debt relates to borrowings under our Term Loan Agreement effective April 12, 2002 and notes issued to certain of our board of directors. See “Liquidity and Capital Resources.”

            The following table presents the future minimum operating lease obligations and the future principal payment obligations, and the weighted-average interest rates associated with our long-term debt instruments as of June 30, 2002 (in thousands). These amounts have been adjusted to reflect our restructured debt arrangements:

	2002	2003	2004	2005	2006	Thereafter

Operating leases.	$425	$829	$795	$667	$643	$—
Long-term debt fixed rate (interest rates ranging from 5.75% to 12.0%)	$9	$—	$4,288	$—	$—	$—
Long-term debt variable rate (interest at prime plus 1% and prime plus 4%)	$100	$200	$41,198	$—	$—	$—

            Our primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants, and (iii) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

            During 2001, we managed interest rate risk on our variable rate debt by using two separate interest rate swap agreements. The agreements, which expired in September and December 2001, effectively converted $40.0 million of variable rate debt under our prior line of credit to fixed rate debt at a weighted average interest rate of 6.18%. As of December 31, 2001, we did not have any outstanding interest rate swap arrangements.

            A 1% increase in interest rates due to increased rates nationwide would result in additional interest expense of approximately $0.6 million.

            While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, our management continues to evaluate our financial position on an ongoing basis.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

            In the ordinary course of business, we may be a party to a variety of legal actions that affect any business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, and tort claims. In addition, we entered into indemnification agreements related to certain of the businesses we sold during 2000 and 2001 and we could be subject to a variety of legal and other actions related to such indemnification arrangements. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded. While the ultimate financial effect of these claims and indemnification agreements cannot be fully determined at this time, in the opinion of management, they will not have a material adverse effect on our financia l condition, results of operations, or cash flows.

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

Item 2.	Changes in Securities and Use of Proceeds .

            On March 27, 2002, we issued 274,369 shares to New England Financial (“NEF”) in a private placement transaction pursuant to Section 4(2) of the Securities Act, which, along with an agreement to perform certain services, were paid by us as consideration for the forgiveness of a debt to NEF totaling $2,470,003, representing a promissory note in the principal amount of $1,000,000 and accrued but unpaid interest through the date of forgiveness.

            On April 12, 2002, we issued 813,273 shares to HealthPlan Holdings in a private placement transaction pursuant to Section 4(2) of the Securities Act upon conversion of a $5 million convertible subordinated promissory note which had been delivered to HealthPlan Holdings in connection with the sale to them of our third party administration and managing general underwriter businesses in 2001.

            On April 12, 2002, we issued an aggregate of 75,002 shares to our senior lenders for distribution on a pro rata basis among the lenders, in a private placement transaction pursuant to Section 4(2) of the Securities Act, in connection with the closing of the restructuring of our senior credit facility.

            On April 12, 2002, we issued an aggregate of 29,000 shares of our Series C convertible preferred stock to our senior lenders, on a pro rata basis, in a private placement transaction pursuant to Section 4(2) of the Securities Act, in connection with the restructuring of our senior credit facility.

            As of May 15, 2002, we issued an additional 200,000 shares to HealthPlan Holdings as penalty shares under the registration and redemption provisions of the registration rights agreement between us and HealthPlan Holdings dated June 18, 2001. These shares were issued in a private placement transaction pursuant to Section 4(2) of the Securities Act in increments from time to time since December 2001 through the current date, in accordance with the terms of the registration rights agreement.

Item 3.	Default Upon Senior Securities .

  None.

Item 4.	Submission of Matters to a Vote of Security Holders .

  None.

Item 5.	Other Information .

            In November 2001, we filed a complaint in the Circuit Court of the Thirteenth Judicial Circuit, Hillsborough County, Florida, against Trewit, Inc. and Harrington Benefit Services, Inc., a former subsidiary of our company, which we amended in February 2002, for breach of contract and unjust enrichment. We are seeking in excess of $3.5 million in damages arising primarily out of a settlement entered into in connection with a dispute that arose after Trewit’s acquisition of Harrington Benefit Services from us in 2000. In March 2002, the case was removed to the United States District Court for the Middle District of Florida. In April 2002, we again amended the complaint to include claims of fraudulent misrepresentation, negligent misrepresentation and promissory estoppel, seeking additional damages for these causes of action in excess of $1.4 million. These claims have survived a motion to dismiss, and the lit igation is in the discovery phase. Recently, on June 28, 2002, Trewit filed a complaint against us in the Circuit Court of the Thirteenth Judicial Circuit, Hillsborough County, Florida, alleging breach of contract and fraud in connection with its acquisition of Harrington Benefit Services, seeking damages in excess of $2.0 million. No motions or answers have been filed by either party and no discovery has taken place. We intend to vigorously defend this lawsuit as we continue to pursue our suit against Trewit.

            On July 1, 2002, we issued 630 shares of our Series C convertible preferred stock, pro rata to our senior lenders, in a private transaction pursuant to Section 4(2) of the Securities Act, as payment of dividends, payable in kind in shares of our Series C convertible preferred stock pursuant to the terms of the certificate of designation of our Series C convertible preferred stock.

Item 6.	Exhibits and Reports On Form 8-K

            Exhibit 99 – Written statement of the Chief Executive Officer and the Chief National Officer pursuant to 18 U.S.C. §1350.

PLANVISTA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANVISTA CORPORATION
Date: August 12, 2002	/s/ Phillip S. Dingle

Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2002	/s/ Donald W. Schmeling

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)