Form 10-Q
period 2002-09-30
PLANVISTA CORP
filed 2002-11-08
CIK 942319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

             Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).
Yes ☐ No ☒

             APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Total number of shares of common stock outstanding as of November 8, 2002.

Common stock	16,769,294

PLANVISTA CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

PLANVISTA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$549	$395
Accounts receivable, net	8,479	7,319
Prepaid expenses and other current assets	2,109	327
Refundable income taxes	1,151	608

Total current assets	12,288	8,649
Property and equipment, net	1,793	1,804
Other assets, net	353	267
Goodwill, net	29,405	29,405

Total assets	$43,839	$40,125

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,498	$3,308
Accrued liabilities	7,441	12,934
Current portion of long-term debt	179	308

Total current liabilities	11,118	16,550
Long-term debt and notes payable	45,522	75,778
Other long-term liabilities	1,072	1,087

Total liabilities	57,712	93,415

Commitments and contingencies

Common stock with make-whole provision (813,273 shares)	5,000	—

Stockholders’ equity (deficit):
Series C convertible preferred stock, $0.01 par value; 40,000 shares authorized, 29,000 issued and outstanding	59,520	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 15,953,363 issued at September 30, 2002 and15,445,880 at December 31, 2001	159	154
Additional paid-in capital	63,298	92,335
Treasury stock at cost, 1,944 shares at September 30, 2002 and 13,597 at December 31, 2001	(38)	(265)
Accumulated deficit	(141,812)	(145,514)

Total stockholders’ deficit	(18,873)	(53,290)

Total liabilities and stockholders’ equity (deficit)	$43,839	$40,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Operating revenue	$8,324	$7,886	$24,746	$24,793

Cost of operating revenue:
Agent commissions	162	70	375	208
Personnel expenses	2,196	2,071	6,617	6,681
Network access fees	1,299	1,390	4,014	4,001
Other	1,329	1,507	3,978	4,341
Depreciation	137	94	384	372

Total cost of operating revenue	5,123	5,132	15,368	15,603
Bad debt expense	811	658	1,980	1,455
Amortization of goodwill	—	345	—	1,034
Other income (expenses)	—	(167)	—	2,560
Interest expense, net	854	2,265	4,649	5,936

Total expenses	6,788	8,233	21,997	26,588

Income (loss) before (benefit) provision for income taxes, discontinued operations and cumulative effect of change in accounting principle	1,536	(347)	2,749	(1,795)
(Benefit) provision for income taxes	(344)	32,267	(953)	31,619

Income (loss) before discontinued operations and cumulative effect of change in accounting principle	1,880	(32,614)	3,702	(33,414)
Loss from discontinued operations, net of tax	—	(472)	—	(1,593)
Loss from sale of discontinued operations	—	(1,826)	—	(4,445)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(76)

Net income (loss)	1,880	(34,912)	3,702	(39,528)

Preferred stock accretion	(16,966)	—	(31,080)	—

Loss applicable to common stockholders	$(15,086)	$(34,912)	$(27,378)	$(39,528)

Basic loss per share applicable to common stockholders:
Income (loss) from continuing operations	$0.11	$(2.13)	$0.23	$(2.34)
Loss from discontinued operations	—	(0.15)	—	(0.42)
Cumulative effect of change in accounting principle	—	—	—	(0.01)
Preferred stock accretion	(1.01)	—	(1.91)	—

Loss per share applicable to common stockholders	$(0.90)	$(2.28)	$(1.68)	$(2.77)

Diluted loss per share applicable to common stockholders:
Income (loss) from continuing operations	$0.11	$(2.13)	$0.23	$(2.34)
Loss from discontinued operations	—	(0.15)	—	(0.42)
Cumulative effect of change in accounting principle	—	—	—	(0.01)
Preferred stock accretion	(1.01)	—	(1.90)	—

Loss per share applicable to common stockholders	$(0.90)	$(2.28)	$(1.67)	$(2.77)

Basic weighted average number of shares outstanding	16,767	15,294	16,311	14,279

Diluted weighted average number of shares outstanding	16,767	15,294	16,402	14,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands except share amounts)

	Series C Convertible Preferred Stock	Voting Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total

Balance at December 31, 2001	$—	$154	$92,335	$(265)	$(145,514)	$(53,290)
Issuance of 26,395 shares in connection with stock option plan and employee stock purchase plan	—	—	25	—	—	25
Issuance of 89,381 shares to HealthPlan Holdings, Inc.	—	1	408	227	—	636
Issuance of 298,195 shares in settlement of subordinated notes and other obligations	—	4	1,610	—	—	1,614
Issuance of 29,000 shares of Series C convertible preferred stock in settlement of senior notes	28,440	—	—	—	—	28,440
Accretion of Series C convertible preferred stock	31,080	—	(31,080)	—	—	—
Net income	—	—	—	—	3,702	3,702

Balance at September 30, 2002	$59,520	$159	$63,298	$(38)	$(141,812)	$(18,873)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$3,702	$(39,528)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	384	1,406
Loss on sale of investments	—	2,503
Non-cash interest expense	739	—
Loss on sale of discontinued operations	—	6,038
Deferred taxes	—	29,418
Restructuring costs	(127)	—
Changes in assets and liabilities:
Accounts receivable	(1,160)	(1,586)
Refundable income taxes	(543)	1,643
Prepaid expenses and other current assets	(1,782)	220
Other assets	(86)	(101)
Accounts payable	190	2,568
Accrued liabilities	(597)	(13,050)
Other long-term liabilities	(15)	(57)

Net cash provided by (used in) operating activities	705	(10,526)

Cash flows from investing activities:
Purchases of property and equipment	(373)	(320)
Proceeds from sale of investments	—	518

Net cash (used in) provided by investing activities	(373)	198

Cash flows from financing activities:
Cash overdraft	—	825
Capital lease and debt (payments) borrowings	(201)	5,113
Proceeds from common stock issued	23	4,300

Net cash (used in) provided by financing activities	(178)	10,238

Net increase (decrease) in cash and cash equivalents	154	(90)
Cash and cash equivalents at beginning of period	395	482

Cash and cash equivalents at end of period	$549	$392

Supplemental disclosure of cash flow information:

Cash paid for interest	$1,396	$4,550

Net refunds received for income taxes	$—	$3,029

Supplemental non-cash investing and financing information:

Common stock issued in connection with:
Settlement of $1.0 million of subordinated notes and $0.5 million of accrued interest	$1,521	$—

Sale of business units	$—	$5,000

Registration rights agreement	$636	$—

Conversion of $5.0 million note	$5,000	$—

Notes issued for sale of business	$—	$7,203

Preferred stock issued in connection with debt restructuring, net	$28,440	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002

1.       Description of Business and Organization

         PlanVista Corporation (together with its wholly owned subsidiaries, “PlanVista,” “we,” “our,” or “us”), is a leading provider of technology-enabled medical cost management solutions for the healthcare industry. We provide integrated national Preferred Provider Organization (sometimes called PPO) network access, electronic claims repricing, and claims and data management services to health care payers, such as self-insured employers, medical insurance carriers, third party administrators (sometimes called TPAs), health maintenance organizations (sometimes called HMOs), and other entities that pay claims on behalf of health plans, and health care services providers, such as individual providers and provider networks.

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

         The term loan agreement contains certain financial covenants including minimum monthly EBITDA levels (defined as earnings before interest, taxes, depreciation and amortization, and adjusted for non-cash items deducted in calculating net income and severance, if any, paid to certain officers of PlanVista), maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on our operating cash flows, and maximum quarterly and annual extraordinary expenses (excluding certain pending and threatened litigation, indemnification agreements and certain other matters as defined in the term loan agreement). The minimum monthly EBITDA levels for the third quarter of 2002 averaged approximately $808,000. The minimum monthly EBITDA levels for the fourth quarter of 2002 and for the duration of the term loan are approximately $1.0 million. The Series C convertible preferred stock accrues dividends at 10% per annum during the first 12 months from issuance and at a rate of 12% per annum thereafter. Dividends are payable quarterly in additional shares of Series C convertible preferred stock or, at our option, in cash. At any time after 18 months from the date of issuance, the Series C convertible preferred stock may be converted into shares of our common stock at an amount determined by formula to equal a minimum of 51% of the outstanding shares of our common stock. In addition, the Series C convertible preferred stockholders are entitled to elect three members to our board of directors. The certificate of designation for the Series C convertible preferred stock also contains provisions that permit the Series C convertible preferred stockholders to immediately elect one additional member to our board of directors to replace one of the board members elected by our common shareholders if we fail to achieve certain minimum cash levels as defined under the certificate of designation or if we fail to make our required principal and interest payments in accordance with the terms of the Agreement, or fail to redeem the Series C convertible preferred stock by the 18-month anniversary of the issue date. The issuance of the Series C convertible preferred stock was not put to stockholder approval in reliance on an applicable exception to the shareholder approval policy of the New York Stock Exchange (“NYSE”). Stockholders were notified prior to the closing of the transaction of our reliance on such exception. In connection with the issuance of the Series C convertible preferred stock, the senior lenders entered into a Stockholders’ Agreement with us which provides, among other things, for registration rights in connection with the sale of any shares of common stock, which are issued upon conversion of the Series C convertible preferred stock. The registration rights include demand and incidental registration rights. In addition, as described below, $5.0 million of subordinated debt was converted to common stock, we extended the maturity date of $4.0 million of subordinated debt by over two years, and approximately $2.5 million of obligations was converted to $1.5 million of common stock and a $950,000 credit for in-kind services (see Note 4).

         In connection with our new credit facility and debt restructuring, we were required to adopt the accounting principles prescribed by Emerging Issues Task Force No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”). In accordance with the accounting requirements of EITF 00-27, we have reflected approximately $31.1 million as an increase to the carrying value of our Series C convertible preferred stock with a comparable reduction to additional paid-in capital. The amount accreted to the Series C convertible preferred stock is calculated based on (a) the difference between the closing price of our common stock on April 12, 2002 and the conversion price per share available to the holders of our Series C convertible preferred stock multiplied by (b) the number of shares of common stock that will be issued if the shares of our Series C convertible preferred stock are ever converted. Such shares are not convertible until October 12, 2003. This amount is accreted over the contractual life of the Series C convertible preferred stock. This non-cash entry did not affect our net income or our cash flow but did impact the net income deemed available to our common stockholders for reporting purposes in the three and nine months ended September 30, 2002. Net income per share available to the holders of our common stock during the three and nine months ended September 30, 2002 was further reduced by a preferred stock dividend totaling $0.7 million and $1.3 million, respectively, paid in shares of our Series C convertible preferred stock to the holders of our Series C convertible preferred stock.

         Prior to June 18, 2001, we maintained two operating units, one of which was our PlanVista Solutions segment that included PlanVista’s managing general underwriter business. The other unit was our third party administration segment, which was operated primarily through our HealthPlan Services, Inc. (“HPS”), American Benefit Plan Administrators, Inc. (“ABPA”), and Southern Nevada Administrators, Inc. (“SNA”) subsidiaries, and which provided marketing, distribution, administration, and technology platform services for health care plans and other benefit programs. PlanVista functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

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

         In connection with the issuance of these shares, we entered into a Registration Rights Agreement in favor of HealthPlan Holdings for the registration of such shares and any shares issuable under the terms of the note. Because the registration statement we filed with the Securities and Exchange Commission covering such shares has not been declared effective, pursuant to the terms of the Registration Rights Agreement, HealthPlan Holdings had the right to redeem for cash a number of the shares covered by such registration statement equal to one hundred thousand dollars ($100,000) divided by the average closing price of our common stock on the New York Stock Exchange during the ten (10) trading days immediately preceding the last trading day prior to October 1, 2001. Pursuant to the Registration Rights Agreement, HealthPlan Holdings made demand for redemption after we failed to get the required registration statement effective. We, however, were not permitted to redeem the shares at that time under the terms of the Credit Agreement with our lenders. As a result, under the terms of the Registration Rights Agreement, we were required to issue 100,000 shares of our common stock, 98,345 of which was issued in 2001, and the remainder was issued on January 2, 2002, the value of which was charged to loss on sale of discontinued operations. Such issuances were in lieu of HealthPlan Holdings’ right to redemption. In addition to these issuances, if the shares were not registered pursuant to an effective registration statement by December 31, 2001, then upon such date and each fifteenth day thereafter until such shares become registered, we were required to deliver to

HealthPlan Holdings 10,000 shares of our common stock according to the terms of the Registration Rights Agreement. The limit on these additional shares was 100,000. As of June 30, 2002, we had issued 100,000 shares of common stock, the value of which has been reflected as interest expense.

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

Prepaid Expenses and Other Current Assets

         Included in prepaid expenses and other current assets in the condensed consolidated balance sheet are approximately $1.7 million of incremental direct costs associated with the Offering of our common stock (see Note 9). Should our Offering be successful, these costs will be considered a cost of raising capital and will be deducted from the proceeds of the Offering as a charge to additional paid-in capital. If the Offering is unsuccessful or is cancelled, such costs will be expensed in the period that such a determination is made.

Earnings Per Share

         Basic earnings per share is calculated by dividing the income or loss available to common stockholders by the weighted average number of shares outstanding for the period, without consideration for common stock equivalents. The calculation of diluted earnings per share reflects the effect of outstanding options and warrants using the treasury stock method, unless antidilutive. Approximately 1.7 million options are not included in the calculation of diluted loss per share available to our common stockholders for the three and nine months ended September 30, 2002 and 2001, respectively, because they are antidilutive.

Income Taxes

         We recognize deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

         Effective January 1, 2002, a new federal law was enacted allowing corporations to increase the period for which they may obtain refunds on past income taxes paid due to net operating losses (“NOL”). The prior law allowed companies to use their NOLs back to the preceding three fiscal years while the new law allows companies to use their NOLs to the preceding five fiscal years. Consequently, we recognized $0.9 million in income tax benefits in the nine months ended 2002 for refundable income taxes.

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

         On June 15, 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133 (“SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities.” PlanVista adopted SFAS No. 133 in the first quarter of 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. During the nine months ended September 30, 2001, we recorded a $76,000 expense, net of taxes, as a cumulative effect of change in accounting principle representing the fair value of the interest rate swaps.

Goodwill

         In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. We adopted SFAS No. 142 beginning January 1, 2002. Goodwill is deemed to have an indefinite useful life. Thus we ceased amortizing goodwill on January 1, 2002, which resulted in lower amortization expense in the three and nine months ended September 30, 2002 over the same periods for the prior year. The effect on our net income and basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 was as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss) as reported	$1,880	$(34,912)	$3,702	$(39,528)
Add back: amortization of goodwill	—	345	—	1,034

Adjusted net income (loss)	$1,880	$(34,567)	$3,702	$(38,494)

Basic earnings per share:
Net income (loss) as reported	$0.11	$(2.28)	$0.23	$(2.77)
Add back: amortization of goodwill	—	0.02	—	0.07

Adjusted net income (loss)	$0.11	$(2.26)	$0.23	$(2.70)

Diluted earnings per share:
Net income (loss) as reported	$0.11	$(2.28)	$0.23	$(2.77)
Add back: amortization of goodwill	—	0.02	—	0.07

Adjusted net income (loss)	$0.11	$(2.26)	$0.23	$(2.70)

Basic weighted average number of shares outstanding	16,767	15,294	16,311	14,279

Diluted weighted average number of shares outstanding	16,767	15,294	16,402	14,279

Reclassifications

         PlanVista has reclassified the business units sold in 2001 as discontinued operations for the three and nine months ended September 30, 2001 in the condensed consolidated statements of operations. Those units sold were its third party administration and the managing general underwriter business units.

         Certain prior year amounts have been reclassified to conform to the current year’s presentation. These amounts do not have a material impact on the condensed consolidated financial statements taken as a whole.

4.       Notes Payable and Credit Facilities

         As part of our business strategy, we pursued the restructure of our credit facility during the second half of 2001 and the first quarter of 2002. As of March 31, 2002, we had debt outstanding to our senior lenders totaling approximately $64.7 million and accrued and unpaid interest and fees totaling approximately $4.2 million. On April 12, 2002 (the “Effective Date”), we closed a transaction for the restructure and refinancing of our existing bank debt. Under the terms of the restructuring, in exchange for the outstanding principal, accrued and unpaid interest and fees due to our lenders, we entered into a $40.0 million term loan that accrues interest at prime plus 1.0% with interest payments due monthly. Quarterly principal payments of $50,000 are due beginning June 30, 2002, and the term loan is due in full on May 31, 2004. The term loan is collateralized by substantially all of our assets. The restructured credit facility does not include a line of credit or the ability to borrow additional funds. The remainder of the amounts due to our senior lenders was exchanged for approximately $29.0 million of our Series C convertible preferred stock and an additional promissory note in the amount of $184,872. The terms of the Series C convertible preferred stock are disclosed in Note 2. As described in Note 2, the restructured credit facility contains certain financial covenants including minimum monthly EBITDA levels, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio, and maximum quarterly and annual extraordinary expenses (as defined in the Agreement). The minimum monthly EBITDA levels for the third quarter of 2002 averaged approximately $808,000. The minimum monthly EBITDA levels for the fourth quarter of 2002 and for the duration of the term loan increased to approximately $1.0 million. As a result of the restructuring, the amounts due to our senior lenders as of September 30, 2002 and December 31, 2001 are classified as long-term debt in the accompanying condensed consolidated financial statements.

         The accounting treatment for the restructured credit facility followed the requirements of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”), which requires that a comparison be made between the future cash outflows associated with the restructured facility (including principal, interest, and related costs), and the carrying value related to the previous credit facility. The carrying value of the restructured credit facility would be the same as the carrying value of the previous obligations, less the fair value of the preferred stock or common stock warrants issued. During the second quarter of 2002, we obtained an appraisal to determine the fair value of the stock and warrants issued, which indicated the fair value to be approximately $29.0 million. No gain or loss was recognized for accounting purposes in connection with the debt restructuring. We recorded a charge of $0.4 million upon closing of the debt restructuring for various investment advisory and legal fees incurred in connection with the arrangement of the credit facility.

         In connection with the closing of the transactions contemplated by the Agreements, we entered into a letter agreement, as amended, with the lenders and Wachovia Bank, National Association, as administrative agent for the lenders, and for the holders of the Series C convertible preferred stock, pursuant to which the lenders, in their capacity as such and as holders of the Series C convertible preferred stock, granted to us an option, which expired on September 9, 2002, to consider the entire indebtedness under the Agreements paid in full and to redeem the Series C convertible preferred stock in exchange for the following consideration: (1) payment of $40 million plus accrued and unpaid interest under the credit facility; (2) payment of the outstanding principal balance plus accrued interest under an additional note in the principal amount of $184,872; (3) payment of outstanding fees and expenses of lenders’ counsel and consultants incurred in connection with the restructured credit agreement and prior credit agreements; (4) the issuance of an additional 1,650,000 shares of our common stock; and (5) replacement, substitution or cash collateralization of an existing letter of credit in the approximate amount of $0.8 million provided for under the credit facility. Our lenders have advised us that they will still consider approving a transaction with terms similar to those enumerated above, but there is no formal agreement requiring them to do so. We are continuing to pursue an offering of our common stock. At this time, we do not have any commitments for the funds necessary to meet the option, but if we are able to consummate an offering, we plan to use the proceeds from the planned Offering to do so. See Note 9.

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

         We intend to use a portion of the proceeds of the planned Offering to pay off or significantly pay down the indebtedness and other amounts owed to our senior lenders and redeem the Series C convertible preferred stock. If we are unable to do so at the closing of the Offering, we will not proceed with the Offering.

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

         As of March 29, 2001, PlanVista signed a First Amendment and Limited Waiver and Consent (“the First Amendment”) to the Prior Credit Agreement. The First Amendment became effective upon the satisfaction of certain conditions, including the written confirmation from one of PlanVista’s small group carriers in support of the sale of our third party administration and managing general underwriter business. PlanVista obtained this written confirmation prior to the closing of such sale. Under the terms of the First Amendment, the commitment of banks which are signers to the Prior Credit Agreement (the “Bank Group”) on the revolving credit facility was frozen at the $14.9 million outstanding balance upon the signing of the First Amendment. The repayments of $500,000 due on March 31, 2001 and April 30, 2001 were waived and certain other repayments which had been previously deferred were waived . In addition, a repayment of $1.5 million was due and paid in April 2001, the monthly repayment was increased from $500,000 to $750,000 beginning on May 31, 2001, and the unpaid additional payment of $4.5 million due on July 31, 2001 was waived to the maturity date.

         The First Amendment required certain prepayments upon the receipt of tax refunds, debt refinancing proceeds or the proceeds of new equity issuances and also revises various other provisions relating to covenants and defined defaults. Additionally, the First Amendment required us to retain the services of an investment banker by April 30, 2001 to assist us with refinancing, and the First Amendment also required that in the event the third party administration business was not sold or otherwise disposed of before May 30, 2001, we were to prepare and submit by June 6, 2001 for approval of the Lenders a detailed plan for the alternate disposition of such business. The businesses were sold effective June 18, 2001.

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

         In connection with the sale of the third party administration and managing general underwriter business units and the assumption by HealthPlan Holdings of certain liabilities associated therewith (the “Transaction”), the

New England Life Insurance Co. drew in full on a letter of credit in its favor in the amount of $6.0 million. Under the terms of the Prior Credit Agreement, any payment under the letter of credit which is not promptly reimbursed to the lenders by us upon notice of such draw constitutes a payment default. The lenders indefinitely waived this payment default pursuant to the terms of a Limited Waiver and Extension dated as of June 15, 2001, which also waived certain additional terms of the Prior Credit Agreement in order to permit certain terms of the Transaction which were not part of the original Stock Purchase Agreement of April 1, 2001 but were added through the First Amendment to the Stock Purchase Agreement (the “First Amendment”), dated June 18, 2001.

         As of September 30, 2002 and December 31, 2001, respectively, PlanVista had additional notes and other obligations totaling approximately $10.6 million and $11.0 million, respectively, related to a 1993 acquisition, a 1998 acquisition, and equipment purchases, and related to the HealthPlan Holdings transaction. As described in Note 2, included in these totals was a $5.0 million note related to the HealthPlan Holdings transaction that converted to 813,273 shares of our common stock upon the Effective Date, subject to guarantee that provides HealthPlan Holdings with $5.0 million in gross proceeds from the sale of the stock. The number of shares of common stock issued in satisfaction of this note was based on the average closing price of our common stock for the 10 days immediately prior to the conversion. Also included in the total was $4.0 million of notes payable to CENTRA Benefits, Inc. (“CENTRA” ) originally delivered in connection with the 1998 acquisition, which was restructured so that amended and restated notes totaling $4.3 million (representing the principal under the original notes plus accrued unpaid interest) were issued to CENTRA under terms including interest at 12% (payable in additional shares of our common stock, except under specified circumstances) and a maturity date of December 1, 2004. In connection with the restructuring of the CENTRA notes, we also issued to CENTRA warrants to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.25 over the market price of the stock on the date of the issuance of the restructured notes (based on the average trading price during the ten trading days preceding such note restructure), subject to reduction to a price equal to the conversion price of the Series C convertible preferred stock upon the happening of certain events.

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

         The unaudited summarized financial position and operating results of the discontinued business units sold in 2001 is as follows for the periods indicated (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Net revenues	$—	$36,427

Loss from discontinued operations before income tax benefit	$(800)	$(4,238)
Loss from sale of discontinued operations	(3,095)	(3,095)

Loss from discontinued operations before income tax benefit	(3,895)	(7,333)
Income tax benefit	(1,597)	(1,295)

Loss from discontinued operations	$(2,298)	$(6,038)

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

         In November 2001, we filed a complaint in the Circuit Court of the Thirteenth Judicial Circuit, Hillsborough County, Florida, against Trewit, Inc. and Harrington Benefit Services, Inc., a former subsidiary of our company, which we amended in February 2002, for breach of contract and unjust enrichment. We are seeking in excess of $3.5 million in damages arising primarily out of a settlement entered into in connection with a dispute that arose after Trewit’s acquisition of Harrington Benefit Services from us in 2000. In March 2002, the case was removed to the United States District Court for the Middle District of Florida. In April 2002, we again amended the complaint to include claims of fraudulent misrepresentation, negligent misrepresentation and promissory estoppel, seeking additional damages for these causes of action in excess of $1.4 million. These claims have survived a motion to dismiss, and the litigation is in the discovery phase. Recently, on June 28, 2002, Trewit filed a complaint against us in the Circuit Court of the Thirteenth Judicial Circuit, Hillsborough County, Florida, alleging breach of contract and fraud in connection with its acquisition of Harrington Benefit Services, seeking damages in excess of $2.0 million. We filed a motion to dismiss the complaint, but such motion has not been heard. We intend to vigorously defend this lawsuit as we continue to pursue our suit against Trewit.

         In January 2002, Paid Prescriptions, LLC initiated a breach of contract action against us seeking $1.6 to $2.0 million in compensation, and we are vigorously defending this action. While the ultimate financial effect of this claim cannot be determined at this time, in the opinion of management, it will not have a material adverse effect on our financial condition, results of operations, or cash flows.

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

7.       Other Comprehensive Income

         In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The unaudited components of comprehensive income, net of related income tax effects, for the first quarter periods, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income/(loss)	$1,880	$(34,912)	$3,702	$(39,528)

Unrealized depreciation on investments available for sale	—	—	—	610

Comprehensive income/(loss)	$1,880	$(34,912)	$3,702	$(38,918)

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

9.       Significant Events

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

10.      Subsequent Events

         On October 4, 2002, our stock moved from the New York Stock Exchange (“NYSE”) to the Over-The-Counter Bulletin Board (“OTCBB”). This move to the OTCBB was effected due to our non-compliance with certain continued listing criteria established by the NYSE and in contemplation of our intent to be listed on The Nasdaq National Market upon completion of our Offering.

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

Introduction

         The following is a discussion of changes in our unaudited results of operations for the three and nine months ended September 30, 2002 compared to the same period in 2001.

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

         On April 12, 2002, we closed on the restructuring of our credit facility with our senior lenders as well as certain other credit obligations. Under the terms of the restructured facility, our indebtedness was restructured by reducing our term loan with our senior lenders to $40.0 million, issuing $29.0 million of our Series C convertible preferred stock and an additional note in the amount of $184,872, and issuing a note in the amount of $64,000 to Wachovia representing unpaid administrative fees through the date of the restructure. In connection with this restructuring, we issued the senior lenders 75,000 shares of common stock as a restructuring fee. As a result of the restructuring transaction, a $5.0 million subordinated note automatically converted into 813,273 shares of our common stock, with respect to which we have an obligation to issue and distribute to such holder additional shares of our common stock equal to the difference between $5.0 million and the amount of proceeds realized from the sale of the conversion shares divided by the average trading price of the common stock during the ten trading days immediately preceding the sale of the conversion shares. In addition, $2.5 million of notes and other obligations were converted into shares of our common stock and a credit for in-kind claims repricing services, and the maturity date of notes totaling $4.5 million, plus accrued interest of $0.3 million was extended to 2004. For a discussion of these restructuring activities, see “Liquidity and Capital Resources.”

A.       RESULTS OF OPERATIONS

         The following is a presentation of our unaudited consolidated results of operations for the three and nine months ended September 30, 2002, compared to the same periods in 2001. The following table sets forth certain unaudited operating data as a percentage of total operating revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Operating revenue	100.0%	100.0%	100.0%	100.0%
Cost of operating revenue:
Agent commissions	1.9%	0.9%	1.5%	0.9%
Personnel expenses	26.4%	26.3%	26.7%	26.9%
Network access fees	15.6%	17.6%	16.2%	16.1%
Other	16.0%	19.1%	16.1%	17.5%
Depreciation	1.6%	1.2%	1.6%	1.5%

Total cost of operating revenue	61.5%	65.1%	62.1%	62.9%

Bad debt expense	9.7%	8.3%	8.0%	5.9%
Amortization of goodwill	—	4.4%	—	4.2%
Other (income) expenses	—	(2.1)%	—	10.3%
Interest expense, net	10.3%	28.7%	18.8%	23.9%

Total expenses	81.5%	104.4%	88.9%	107.2%

Income (loss) before (benefit) provision for income taxes, discontinued operations, and cumulative effect of change in accounting principle	18.5%	(4.4)%	11.1%	(7.2)%

(Benefit) provision for income taxes	(4.1)%	409.2%	(3.9)%	127.5%

Income (loss) before discontinued operations, and cumulative effect of change in accounting principle.	22.6%	(413.6%)	15.0%	(134.7)%

         The following management’s discussion and analysis of our financial results for the three and nine months ended September 30, 2002 compared to the same periods ending September 30, 2001 have been recast to reflect the units sold during the year ended December 31, 2001, as discontinued operations. The units sold were the small group, Taft-Hartley, and managing general underwriter business units.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Operating Revenue

         Operating revenue for the three months ended September 30, 2002 increased $0.4 million, or 5.6%, to $8.3 million from $7.9 million for the same period in 2001. Total claims volume increased 0.2 million, or 28.6%, to 0.9 million claims processed during the three months ended September 30, 2002 compared to total claims processed of 0.7 million for the same period in 2001. The increase in total claim volume in the third quarter of 2002 was partially offset by higher percentage of generally lower dollar value physician claims in 2002 compared to 2001, which resulted in a decrease in average revenue per claim. During the third quarter of 2002, we added 202 new payer customers, expanded our relationship with 24 additional customers and generated revenue from these customers totaling $0.2 million. This increase in revenue from new and existing customers in 2002 was partially offset by revenue earned in the second quarter of 2001 from customers that no longer used our services in 2002 and the change in mix of the claims we repriced in 2002.

Personnel Expenses

         Personnel expenses for the quarter ended September 30, 2002 increased $0.1 million, or 6.0%, to $2.2 million from $2.1 million for the same period in 2001. Personnel expenses as a percentage of operating revenue was 26.4% in the third quarter of 2002 compared to 26.3% in the third quarter of 2001. This percentage increase is due primarily to the hiring of a senior executive during the second quarter of 2002 and to a lesser extent higher sales bonuses due to increased revenues. We continue to benefit from increased efficiencies in our claim repricing operations through increased use of our technology, which allowed us to increase the number of claims processed per person in the first quarter of 2002 compared to the same period in 2001 without incurring significant additional expenses as a percentage of revenue.

Network Access Fees and Other Cost of Operating Revenue

         Network access fees and other costs of operating revenue for the three months ended September 30, 2002 decreased $0.3 million, or 9.3%, to $2.6 million from $2.9 million for the three months ended September 30, 2001. The decrease in network access fees and other cost of operating revenue is related primarily to a decrease in the costs associated with our networks where we have more fixed rate contracts in 2002 compared to 2001. Additionally, we experienced a decrease in electronic imaging costs due to a decrease in the number of paper claims being processed compared to 2001 and an overall decrease in rental expenses and related costs due to the new corporate headquarters that we moved into at the end of the first quarter of 2002 and generally lower operating costs as we continue to employ our cost containment strategies. These costs were partially offset by an increase in insurance costs that we believe was attributable to an overall increase in insurance premiums nationwide.

Depreciation and Amortization of Goodwill

         Depreciation for the three months ended September 30, 2002 increased an immaterial amount from the same period in 2001. Amortization of goodwill for the three months ended September 30, 2002 decreased $0.3 million, or 100.0%, to $0 from $0.3 million for the same period in 2001. This decrease was attributable to the adoption of SFAS No. 142, under which goodwill is no longer amortized but instead is subject to impairment tests at least annually.

Bad Debt Expense

         Bad debt expense for the three months ended September 30, 2002 increased $0.1 million, or 23.3%, to $0.8 million from $0.7 million during the same period in 2001. The increase in bad debt expense was related to our estimate of uncollectible accounts receivable.

Interest Expense, Net

         Interest expense, net for the three months ended September 30, 2002 decreased to $0.9 million from $2.3 million during the same period in 2001. This decrease resulted primarily from lower outstanding balances on our credit facility due to the restructuring on April 12, 2002 and a decrease in interest rates charged by our senior lenders from prime plus 6.0% (10.75%) at September 30, 2001 to prime plus 1.0% (5.75%) at September 30, 2002.

Income Taxes

         The benefit for income taxes for the three months ended September 30, 2002 was $0.3 million. This benefit was the result of our estimate of our taxable income for the year ended December 31, 2002. The difference between our effective tax rate and the statutory rate is mainly due to a partial utilization of our net operating loss carryforward. The provision for income taxes for the three months ended September 30, 2001 was $32.3 million. This provision was the result of establishing a valuation allowance equal to 100% of our deferred tax assets as of September 30, 2001 due to cumulative losses in prior years, as required by SFAS 109.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Operating Revenue

         Operating revenue for the nine months ended September 30, 2002 decreased $0.1 million, or 0.9%, to $24.7 million from $24.8 million for the same period in 2001. Total claims volume increased 0.6 million, or 28.6%, to 2.7 million claims processed during the nine months ended September 30, 2002 compared to total claims processed of 2.1 million in the same period in 2001. The increase in total claim volume in 2002 was offset by higher percentage of generally lower dollar value physician claims in 2002 compared to 2001, which resulted in a decrease in average revenue per claim. During the first nine months of 2002, we added 452 new payer customers, expanded our relationship with 24 additional customers and generated operating revenue from these customers of $1.4 million. This increase in operating revenue from new and existing customers in 2002 was offset by operating revenue earned in 2001 from customers that no longer used our services in 2002 and the change in mix of the claims we repriced in 2002.

Personnel Expenses

         Personnel expenses for the nine months ended September 30, 2002 decreased $0.1 million, or 1.0%, to $6.6 million from $6.7 million for the same period in 2001. Personnel expenses as a percentage of operating revenue decreased to 26.7% in the nine months ended September 30, 2002 compared to 26.9% in the nine months ended September 30, 2001. We continue to benefit from increased efficiencies in our claim repricing operations through increased use of our technology, which allowed us to increase the number of claims processed per person in the nine months ended September 30, 2002 compared to the same period in 2001.

Network Access Fees and Other Cost of Operating Revenue

         Network access fees and other cost of operating revenue for the nine months ended September 30, 2002 decreased $0.3 million, or 4.2%, to $8.0 million from $8.3 million for the nine months ended September 30, 2001. The decrease in network access fees and other costs of operating revenue is related primarily to a decrease in the costs associated with our networks where we have more fixed rate contracts in 2002 compared to 2001 and generally lower operating costs as we continue to employ our cost containment strategies. These decreases were partially offset by an increase in insurance costs that we believe was attributable to an overall increase in insurance premiums nationwide, and an increase in our electronic processing costs attributable to an increase in our claims volume. Network access fees and other cost of operating revenue as a percentage of operating revenue were 32.3% for the first nine months of 2002 compared to 33.6% for the same period in 2001.

Depreciation Expense and Amortization of Goodwill

         Depreciation for the nine months ended September 30, 2002 increased an immaterial amount from the same period in 2001. Amortization of goodwill for the nine months ended September 30, 2002 decreased $0.7 million, or 100%, to $0 from $0.7 million for the same period in 2001. This decrease was attributable to the adoption of SFAS No. 142, under which goodwill is no longer amortized but instead is subject to impairment tests at least annually.

Bad Debt Expense

         Bad debt expense for the nine months ended September 30, 2002 increased $0.5 million, or 36.1%, to $2.0 million from $1.5 million during the same period in 2001. The increase in bad debt expense was related to our estimate of uncollectible accounts receivable.

Other Expenses

         Other expenses for the nine months ended September 30, 2002 decreased $2.6 million to $0 from $2.6 million for the same period in 2001 due to the sale of our investment in HealthAxis, Inc. stock during the nine months ended September 30, 2001.

Interest Expense, Net

         Interest expense, net for the nine months ended September 30, 2002 decreased to $4.6 million from $5.9 million during the same period in 2001. We incurred significant bank charges and other financing costs that are included in interest expense associated with the restructuring of our credit facility during the nine months ended September 30, 2002. These costs were partially offset by the lower average outstanding principal balance and lower interest rates subsequent to April 12, 2002, resulting from the restructuring of our credit facility. During 2001, we incurred higher interest rates on our credit facility that increased from prime plus 1.0% (10.50%) on January 1, 2001 to prime plus 6.0% (10.75%) through April 12, 2002, the date we restructured our credit facility. Our senior lenders currently charge interest to us at prime plus 1.0% (5.75%).

Income Taxes

         The benefit for income taxes for the nine months ended September 30, 2002 and 2001 was $0.6 million. Effective January 1, 2002, a new federal law was enacted allowing corporations to increase the period for which they may obtain refunds on past income taxes paid due to net operating losses. The prior law allowed companies to use their net operating losses back to the preceding three fiscal years while the new law allows companies to use their net operating losses for the preceding five fiscal years. Consequently in 2002, we recognized $0.9 million in income tax benefits for refundable income taxes. The provision for income taxes was $31.6 million for the nine months ended September 30, 2001. The provision was related to the establishment of a reserve equal to 100% of our deferred tax asset as of September 30, 2001 as a result of cumulative losses in prior years, as required by SFAS 109.

B.       LIQUIDITY AND CAPITAL RESOURCES

         Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our primary sources of cash are fees generated from the claims repricing services we provide our customers. Our uses of cash consist of payments to PPOs to provide access to their networks for our customers, payments for compensation and benefits for our employees, occupancy and related costs, general and administrative expenses associated with operating our business, debt service obligations and taxes. We had cash and cash equivalents totaling $0.5 million at September 30, 2002. Net cash flow provided by (used in) operating activities was $0.7 million and $(10.5) million during the nine months ended September 30, 2002 and 2001, respectively. During 2001, cash flow provided by operating activities was affected by negative cash flows from our discontinued operations.

         During the second half of 2001 and the first three months of 2002, we continued our efforts to restructure our existing debt as part of our business strategy. On April 12, 2002, we closed a transaction to restructure and refinance our existing bank debt. Under the terms of the restructured agreement, we entered into a $40.0 million term loan that accrues interest at a variable rate, generally prime plus 1%,with interest payments due monthly beginning on April 30, 2002. Quarterly principal payments of $50,000 became due beginning September 30, 2002 and the term loan is payable in full on May 31, 2004. The term loan is collateralized by all of our assets. The restructured credit facility does not include a line of credit or the ability to borrow any additional funds. The remainder of the amounts due to the lenders was exchanged for approximately $29.0 million of our Series C convertible preferred stock and an additional note in the amount of $184,872. In connection with the restructuring, we issued an additional note to Wachovia in the amount of $64,000 for administrative agent fees. The restructured credit agreement contains certain financial covenants including minimum monthly EBITDA levels (defined as earnings before interest, taxes, depreciation and amortization and adjusted for non-cash items deducted in calculating net income and severance, if any, paid to certain of our officers), maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on our operating cash flows, and maximum quarterly and annual extraordinary expenses (excluding certain pending and threatened litigation, indemnification agreements and certain other matters as defined in the restructuring agreement). The minimum monthly EBITDA levels for the third quarter of 2002 averaged approximately $808,000. The monthly minimum EBITDA levels for the fourth quarter of 2002 and for the duration of the term loan increases to approximately $1.0 million.

         The accounting treatment for the restructured credit facility complies with the requirements of SFAS No.15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” which requires that a comparison be made between the future cash outflows associated with the restructured facility (including principal, interest and related costs), and the carrying value related to the previous credit facility. The carrying value of the restructured credit facility would be the same as the carrying value of the previous obligations, less the fair value of the preferred stock or common stock warrants issued. We obtained an appraisal to determine the fair value of the stock and warrants issued, which indicated the fair value was approximately $29.0 million. No gain or loss was recognized for accounting purposes in connection with the debt restructuring. We recorded a charge during the second quarter of 2002 of $0.4 million upon closing of our debt restructuring for various investment advisory and legal fees incurred in connection with the arrangement of the restructured credit facility.

         In connection with the closing of the transactions contemplated by the restructured credit agreement, we entered into a letter agreement, as amended, with the lenders and Wachovia, as administrative agent for the lenders, and for the holders of the Series C convertible preferred stock, pursuant to which the lenders, in their capacity as such and as holders of the Series C convertible preferred stock, granted to us an option, which expired on September 9, 2002, to consider the entire indebtedness under the credit facility paid in full and to redeem the Series C convertible preferred stock in exchange for the following consideration: (1) payment of $40.0 million plus accrued and unpaid interest under the credit facility; (2) payment of the outstanding principal balance plus accrued interest under the additional note in the principal amount of $184,872; (3) payment of outstanding fees and expenses of lenders’ counsel and consultants incurred in connection with the restructured credit agreement and prior credit agreements; (4) the issuance of an additional 1,650,000 shares of our common stock; (5) replacement, substitution or cash collateralization of letters of credit provided for under the credit facility; and (6) inclusion, on the option of our senior lenders, of the 150,000 shares of our common stock owned by the senior lenders for sale in an offering.

         On July 19, 2002, we filed an Amended Registration Statement with the Securities and Exchange Commission wherein we are offering for sale an aggregate of 5,174,979 shares of our common stock (the “Offering”). Should the Offering be successful, we will use the net proceeds of the Offering to repay our senior secured loans and accrued interest and to repay certain other obligations as described in the Registration Statement. Our senior lenders have advised us that they will consider approving a transaction with terms similar to those enumerated above. We are continuing to pursue an offering of our common stock.

         In the event that we are able to exercise our payoff option under the letter agreement with the lenders, we would reflect the retirement of the Series C convertible preferred stock at the value determined by the valuation described above in connection with the accounting for the restructuring and the issuance of common stock at fair value on the date of issue. The excess of the carrying value of the Series C convertible preferred stock over the value of the common stock would be reflected as an increase of our additional paid-in capital account. If the carrying value of the Series C convertible preferred stock is not in excess of the value of the common stock, the difference will be treated as additional preferred stock dividends, which will reduce our additional paid-in capital.

         In connection with our new credit facility and debt restructuring, we were required to adopt the accounting principles prescribed by EITF 00-27. In accordance with the accounting requirements of EITF 00-27, we have reflected approximately $30.1 million as an increase to the carrying value of our Series C convertible preferred stock with a comparable reduction to additional paid-in capital. The amount accreted to the Series C convertible preferred stock is calculated based on (a) the difference between the closing price of our common stock on April 12, 2002 and the conversion price per share available to the holders of our Series C convertible preferred stock multiplied by (b) the number of shares of common stock that will be issued if the shares of our Series C convertible preferred stock are ever converted. Such shares are not convertible until October 12, 2003. This amount is accreted over the contractual life of the Series C convertible preferred stock. This non-cash entry did not affect our net income but did impact the net income deemed available to our common stockholders for reporting purposes in the second and third quarters of 2002. Net income per share available to the holders of our common stock during the three and nine months ended September 30, 2002 was further reduced by a preferred stock dividend totaling $0.6 million and $1.3 million, respectively, paid in shares of our Series C convertible preferred stock to the holders of our Series C convertible preferred stock.

         As of September 30, 2002, we had notes and other obligations totaling approximately $10.6 million related to a 1993 acquisition, a 1998 acquisition, equipment purchases and the HealthPlan Holdings transaction. In addition to the restructuring and refinancing of our credit facility, we entered into new agreements with certain of our subordinated note holders. The status of these revised notes is described below.

         On April 12, 2002, the maturity date of notes totaling $500,000 due to two members of our board of directors was extended to December 1, 2004. These notes bear interest at prime plus 4% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

         As of December 31, 2001, we were in payment default with respect to notes aggregating $4.0 million payable to Centra. These obligations related to a 1998 acquisition by us. The default was caused by our failure to make interest payments due under such notes. On April 12, 2002, we restructured these notes. Under the restructured terms, notes totaling $4.3 million accrue interest monthly at a compound rate of 12% per annum. Interest is payable in shares of our common stock determined by using the average trading price over the last ten trading days of the quarter. Additionally, the holder has the right to request interest to be paid in cash if there is available excess cash flow for such payments as permitted by our bank credit agreement. These notes mature on December 1, 2004. Interest and principal are due in full at maturity. At any time, Centra may convert some or all of the notes to shares of our common stock, based on the lesser of $6.40 or the average trading price of the common stock for the ten-day period immediately preceding notice of conversion. These notes are subordinated to the term loan with our senior lenders.

         In July 2002, we agreed to terms on certain obligations that were collateralized by a $4.6 million letter of credit. Under the terms of the agreement, we will pay $250,000 by January 15, 2003. The letter of credit was returned to our senior lenders and was canceled.

         On June 18, 2001,we completed the sale of our third party administration and managing general underwriter business units to HealthPlan Holdings. In connection with this non-cash transaction, HealthPlan Holdings assumed approximately $40.0 million in working capital deficit of the acquired businesses and acquired assets having a fair market value of approximately $30.0 million. Of the $10.0 million net working capital deficit, $5.0 million was offset by a long-term convertible subordinated note. This note was converted into 813,273 shares of our common stock on April 12, 2002. Our agreement with HealthPlan Holdings requires that we issue and distribute to them additional shares of our common stock equal to the difference, if any, between $5.0 million and the amount of proceeds realized from the sale of the conversion shares divided by the average trading price of the common stock during the ten days immediately preceding the sale of the conversion shares.. The purchase agreement contains customary representations, warranties and cross indemnity provisions.

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

         As of March 27, 2002, we retired a subordinated note payable to New England Financial, including accrued interest, totaling approximately $2.5 million by issuing 274,369 shares of our common stock, based on the closing price of our common stock one day immediately prior to the retirement date of this note, and by issuing a credit for $950,000 payable with in-kind claims repricing services. The 274,369 shares were subsequently assigned by New England Financial to New England Financial Distributors. The Company has agreed to register these shares.

         On July 9, 2001, we completed a $3.8 million private placement of our common stock at a 15% discount to the then ten-day trading average through July 2, 2001. The purchasers of these securities were certain investment accounts managed by DePrince, Race & Zollo, an investment management firm in which our director John Race is one of the principals. The net proceeds from this private placement were used to satisfy certain pre-closing obligations related to our recent divestiture of our third party administration and managing general underwriter business units.

         We spent $0.4 million and $0.3 million on capital expenditures during the nine months ended September 30, 2002 and 2001, respectively.

         We intend to use the proceeds from the planned Offering to repay most or all of our currently outstanding long-term debt. If we repay our long-term debt, management believes that internally generated cash flow from operations and available cash will be sufficient to meet our operating and financing obligations for the foreseeable future. Assuming the planned Offering is not completed, we believe that internally generated cash flow from operations and available cash will be sufficient to meet our operating and financing obligations on a monthly basis for the next twelve months; however, absent the completion of the Offering or other equity raise, we do not believe we will be able to generate sufficient cash flow from operations to repay the indebtedness to our senior lenders at maturity. In the event that this Offering is not completed, we will explore strategic alternatives to reduce our obligations, recapitalize and provide additional liquidity. We cannot assure you that we will be successful in these endeavors or that such endeavors will be on terms that are acceptable to us.

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

Inflation

         We do not believe that inflation had a material effect on our results of operations for the three or nine months ended September 30, 2002 and 2001. There can be no assurance, however, that our business will not be affected by inflation in the future.

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

Revenue recognition

         We earn operating revenues in the form of fees generated from the repricing of medical claims. We generally enter into agreements with our health benefit payer clients that require them to pay a percentage of the cost savings realized from our network discounts with participating providers. These agreements are generally terminable upon 90 days notice. Operating revenues from percentage of savings contracts are recognized when claims processing and administrative services have been performed. Operating revenues from customers with certain contingent contractual rights and revenues based on a percentage of collected cash are generally not recognized until the corresponding cash is collected. The remainder of our operating revenues is generated from customers that pay us a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers clients. Operating revenues under such agreements are recognized when the network access services are provided.

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

Prepaid Expenses and Other Current Assets

         Included in prepaid expenses and other current assets in the condensed consolidated balance sheet are approximately $1.7 million of incremental direct costs associated with the Offering of our common stock . Should our Offering be successful, these costs will be considered a cost of raising capital and will be deducted from the proceeds of the Offering as a charge to additional paid-in capital. If the Offering is unsuccessful or is cancelled, such costs will be expensed in the period that such a determination is made.

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

New Accounting Pronouncements

         In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe SFAS No. 143 will have a significant effect on our financial position, results of operations or liquidity.

         In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes and amends SFAS No. 121 and relevant portions of SFAS No. 30. SFAS No. 144 was required to be adopted on January 1, 2002. The adoption of SFAS No. 144 did not have a significant effect on our financial position, results of operations or liquidity.

         On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. We do not expect the adoption of the standard to have any impact on us.

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

Controls and Procedures

         Based on their most recent review, which was completed within 90 days of the filing of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

         The following table presents the future minimum operating lease obligations and the future principal payment obligations, and the weighted-average interest rates associated with our long-term debt instruments as of September 30, 2002 (in thousands). These amounts have been adjusted to reflect our restructured debt arrangements:

	2002	2003	2004	2005	2006	Thereafter

Operating leases	$213	$829	$795	$667	$643	$—
Long-term debt fixed rate (interest rates ranging from 5.75% to 12.0%)	$63	$113	$4,124	$—	$—	$—
Long-term debt variable rate (interest at prime plus 1% and prime plus 4%)	$50	$200	$41,151	$—	$—	$—

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

         A 1% increase in interest rates due to increased rates nationwide would result in additional annual interest expense of approximately $0.4 million.

         While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, our management continues to evaluate our financial position on an ongoing basis.

PART II – OTHER INFORMATION

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

         In January 2002, Paid Prescriptions, LLC initiated a breach of contract action against us seeking $1.6 to $2.0 million in compensation, and we are vigorously defending this action. While the ultimate financial effect of this claim cannot be determined at this time, in the opinion of management, it will not have a material adverse effect on our financial condition, results of operations, or cash flow.

         In November 2001, we filed a complaint in the Circuit Court of the Thirteenth Judicial Circuit, Hillsborough County, Florida, against Trewit, Inc. and Harrington Benefit Services, Inc., a former subsidiary of our company, which we amended in February 2002, for breach of contract and unjust enrichment. We are seeking in excess of $3.5 million in damages arising primarily out of a settlement entered into in connection with a dispute that arose after Trewit’s acquisition of Harrington Benefit Services from us in 2000. In March 2002, the case was removed to the United States District Court for the Middle District of Florida. In April 2002, we again amended the complaint to include claims of fraudulent misrepresentation, negligent misrepresentation and promissory estoppel, seeking additional damages for these causes of action in excess of $1.4 million. These claims have survived a motion to dismiss, and the litigation is in the discovery phase. Recently, on June 28, 2002, Trewit filed a complaint against us in the Circuit Court of the Thirteenth Judicial Circuit, Hillsborough County, Florida, alleging breach of contract and fraud in connection with its acquisition of Harrington Benefit Services, seeking damages in excess of $2.0 million. We filed a motion to dismiss the complaint, but such motion has not been heard. We intend to vigorously defend this lawsuit as we continue to pursue our suit against Trewit.

Item 2.	Changes in Securities and Use of Proceeds.

         On July 1, 2002, we issued 630 shares of our Series C convertible preferred stock, pro rata to our senior lenders, in a private transaction pursuant to Section 4(2) of the Securities Act, as payment of dividends, payable in kind in shares of our Series C convertible preferred stock pursuant to the terms of the certificate of designation of our Series C convertible preferred stock.

Item 3.	Default Upon Senior Securities.

         None.

Item 4.	Submission of Matters to a Vote of Security Holders.

         At our Annual Meeting of Stockholders, held on July 17, 2002, our stockholders elected four directors to serve for the ensuing year or until their respective successors have been duly elected and qualified or until the earlier of their resignation or removal. The results of these votes were: one director 13,447,668 votes for and 1,236,365 votes withheld, one director 13,433,640 votes for and 1,250,393 votes withheld, one director 13,543,087 votes for and 1,140,946 votes withheld and one director 13,447,471 votes for and 1,236,562 votes withheld.

         Our stockholders also approved an amendment to our Certificate of Incorporation to effect a one-for-five reverse stock split of all of our authorized and outstanding common stock in accordance with the conditions outlined in the amendment set forth in our proxy statement. The result of this vote was 14,331,104 votes for, 349,526 votes against and 3,403 votes abstained. The effectiveness of this amendment is conditioned upon the completion of the Offering.

         In addition, our stockholders adopted the PlanVista Corporation 2002 Employee Stock Option Plan. The result of this vote was 10,279,747 votes for, 1,605,319 votes against and 6,535 votes abstained.

         Our stockholders also approved a proposal to ratify the sale of 553,500 shares of our common stock to certain of our stockholders by two thirds of the outstanding common stock beneficially owned by stockholders other than those purchasing stock in the sale. The result of this vote was 7,223,459 votes for, 77,272 votes against and 27,003 votes abstained.

Item 5.	Other Information.

         On October 1, 2002, we issued 731 shares of our Series C convertible preferred stock, pro rata to our senior lenders, in a private transaction pursuant to Section 4(2) of the Securities Act, as payment of dividends, payable in kind in shares of our Series C convertible preferred stock pursuant to the terms of the certificate of designation of our Series C convertible preferred stock.

Item 6.	Exhibits and Reports On Form 8-K.

(a)	Exhibit 99	Written statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350.

(b)      Reports on Form 8-K.

On July 24, 2002, we filed a report on Form 8-K with respect to our earnings announcement for the quarter ended June 30, 2002 and the filing of our Amendment No. 3 to our registration statement on Form S-1.

On August 8, 2002, we filed a report on Form 8-K with respect to a press release that was released on August 8, 2002.

PLANVISTA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANVISTA CORPORATION
Date: November 8, 2002	/s/ PHILLIP S. DINGLE

Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2002	/s/ DONALD W. SCHMELING

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)