Form 10-K
period 2002-12-31
PLANVISTA CORP
filed 2003-03-31
CIK 942319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                           Commission File No. 1-13772

                                   ----------

                              PLANVISTA CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                               13-3787901
       (State or Other Jurisdiction of               (I.R.S. Employer
        Incorporation or Organization)              Identification No.)

     4010 Boy Scout Boulevard, Suite 200
             Tampa, Florida                                33607
  (Address of Principal Executive Offices)              (Zip Code)

       Registrant's telephone number, including area code: (813) 353-2300
           Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EXCHANGE
      TITLE OF EACH CLASS                           ON WHICH REGISTERED
      -------------------                           -------------------
    Common Stock $.01 par value                            OTCBB

                                   ----------

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

        The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant, computed by reference to the last reported price at which the stock was sold on June 28, 2002, was $36,870,406.

        The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 24, 2003 was 16,790,256.86.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Proxy Statement for the Annual Meeting of Stockholders
         scheduled to be held on May 22, 2003...........................Part III

                                     PART I

FORWARD-LOOKING STATEMENTS

        The statements contained in this report or incorporated by reference herein that are not purely historical, including statements regarding our objectives, expectations, hopes, intentions, beliefs, or strategies, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.

        In particular, the words "expect," "estimate," "plan," "anticipate," "predict," "intend," "believe," and similar expressions are intended to identify forward-looking statements. It is important to note that actual results could differ materially from those in such forward-looking statements, and undue reliance should not be placed on such statements. Stockholders and prospective investors should exercise caution since these statements involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and could adversely affect our actual results, performance, or achievements. Numerous factors could cause such actual results to differ materially from those in the forward-looking statements, including our ability to expand our client base; the success of our new products and services; our ability to maintain our current preferred provider organization network arrangements; our ability to manage costs; our failure to comply with the financial covenants of our restructured debt agreements; changes in law; risk of material adverse outcome in litigation; fluctuations in business conditions and the economy; our ability to attract and retain key management personnel; changes in accounting and reporting practices; and our ability to obtain additional debt or equity financing on terms favorable to us to facilitate our long-term growth.

        The factors above should not be construed as exhaustive. Except as required to comply with applicable law, we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

GENERAL

        Through PlanVista Solutions, Inc., our operating subsidiary, we provide medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries. Our customers include healthcare payers such as insurance carriers, self-insured employers, third party administrators, health maintenance organizations (sometimes referred to as HMOs), and other entities that pay claims on behalf of health plans. We also provide services for health care providers, including individual providers, preferred provider organizations (sometimes referred to as PPOs), and other provider groups.

        We provide healthcare payers with access to our preferred provider network, known as the National Preferred Provider Network (sometimes referred to as our NPPN network), which offers payers discounts on participating provider medical services. Our NPPN network is a "network of networks," comprised of more than 30 local PPO networks and independent physician associations with which we contract, as well as directly contracted independent physicians in some cases. Our NPPN network includes approximately 400,000 physicians, 4,000 acute care hospitals, and 55,000 ancillary care providers. In addition to offering payers in-network discounts, we have added medical bill review and negotiation and advance funding options through key strategic alliances. Our cost containment customers also benefit from our advanced claims repricing and network and data management services.

        We have leveraged our leading edge technology and management expertise to offer our clients network and data management outsourcing services that are independent of our NPPN network access business. In late 2001, we launched our PayerServ business, which helps payers manage all of their network relationships, whether or not the payers also access our NPPN network. PlanServ, the other business initiative we implemented in late 2001, provides claims repricing and network and data management services that help PPOs support all of their payer relationships, not simply payer relationships that they maintain through NPPN.

        Prior to 2002, our NPPN network access business accounted for all of our operating revenue. Our new business process outsourcing products, PayerServ and PlanServ, secured their first customers in November 2001 and February 2002, respectively, and, together with our other new business initiatives, collectively generated over 5.0% of our operating revenue for 2002.

BUSINESS STRATEGY

        We plan to grow operating revenue and profits by increasing the market share of our medical cost containment business, building our existing network and data management business process outsourcing businesses, and introducing new medical cost management solutions for our customers. Our strategy is to market our established NPPN network brand as a leading national preferred provider network and to provide a broad array of technology-based business process outsourcing services to existing and new customers. This strategy is designed to help our customers maximize their total savings on medical claims and administration through our advanced network and administrative capabilities.

FOCUSED PENETRATION OF PAYER MARKET

        We plan to increase the operating revenue from, and the profitability of, our NPPN network access business by increasing our payer customer base. We believe that we can increase our market share by marketing our claims repricing technology, our ability to capture discounts on a large percentage of claims due to the size of our NPPN network, and the attractiveness to payer customers of our percentage of savings revenue model, as discussed in more detail below. We also plan to cross-sell our PayerServ products to our existing NPPN network access customers. Additionally, because our NPPN network is a network comprised in part of a number of regional PPOs, we believe that we will have the ability to market our PlanServ products to these PPOs. We believe that our ability to market our products to PPOs is enhanced because, in operating our NPPN network, we have gained experience in managing the back office, automation, and technology challenges that most PPOs face.

EMPHASIS ON SUPERIOR TECHNOLOGY

        We intend to continue differentiating ourselves as a technology leader by using our electronic claims repricing technology to increase our customer base. In addition, we plan to update and introduce new technology-enabled services and to improve the speed and accuracy of our existing technology. The latest version of our Internet claims repricing system, ClaimPassXL(R) v. 3.5, allows us to shift claims repricing submissions from paper or fax to the Internet, which reduces our claims processing costs from between $0.75 and $0.80 per claim to $0.15 per claim, and reduces our turnaround times from 72 hours to real-time for most claims. We believe that faster turnaround of claims repricing will become more important to payers as state insurance regulators increase their scrutiny of claims payment turnaround times. Since the March 2001 release of ClaimPassXL(R) v. 3.0, the predecessor to ClaimPassXL(R) v. 3.5, our volume of internet repriced claims has increased steadily. We processed approximately 138,279 internet claims in the fourth quarter of 2002, up from 84,081 in the fourth quarter of 2001, a growth rate of over 60.0%. During 2002, approximately 250 customers used our ClaimPassXL(R) system, resulting in more than 528,000 claims processed and more than $10.4 million in operating revenue for the year.

RECENT DEVELOPMENTS

        In June 2000, we initiated a strategic turnaround program designed to
(1) divest our third party administration businesses, (2) reduce our senior debt, (3) focus our efforts on enhancing our medical cost containment business, and (4) restructure our balance sheet. We disposed of all of our third party administration and managing general underwriter businesses in a series of transactions during 2001 and 2000.

        Upon completion of the disposition of our former business units, we were left with a capital and debt structure that our remaining medical cost containment core business was not able to service, and we were unable to pay our senior secured debt in the principal amount of approximately $69.0 million when it matured in August 2001. We entered into a forbearance agreement with our senior lenders under which we operated until we completed a new credit facility and closed on a debt restructuring transaction in April 2002. Pursuant to this restructuring, we obtained a revised term loan for $40.0 million, which is collateralized by all of our assets, and exchanged $29.0 million of senior secured debt for 29,000 shares of our newly authorized Series C convertible preferred stock and an additional note for $184,872, which has a maturity date of July 1, 2003.

        On March 13, 2003, PVC Funding Partners LLC, an affiliate of Commonwealth Associates, LP and Comvest Venture Partners, filed a form 13D with the Securities and Exchange Commission in which they indicated that on March 7, 2003, they acquired 29,851, or 96.0%, of our outstanding Series C convertible preferred stock from our senior lenders. These Series C convertible preferred shares were purchased from the senior lenders on a prorata basis at a price of $33.50 per share. The selling lenders continue to hold the remaining 4.0% of the Series C convertible preferred stock. In connection with the transaction, PVC Funding Partners also acquired $20.5 million in principal amount of our outstanding bank debt from our senior lenders.

        On March 31, 2003, we renegotiated approximately $4.3 million in convertible notes that were originally issued to Centra Benefit Services, Inc. (sometimes referred to as Centra). Pursuant to the renegotiated terms, we have extended the maturity date of the notes from December 1, 2004 to April 1, 2006, reduced the interest rate from 12.0% per annum to 6.0% per annum, and fixed the conversion price at $1.00, subject to adjustment in accordance with anti-dilution protections. The previous conversion price was based on the trading price of our common stock. Immediately upon completion of this restructuring, PVC Funding Partners acquired slightly more than 50% of the face value of the notes from Centra. The remaining interest is held by Centra.

        The terms of the restructured credit arrangements, the Series C convertible preferred stock, the PVC Funding Partners transaction, and the Centra convertible notes are discussed in more detail below in "Business - Our History" and in "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources."

OUR SERVICES

MEDICAL COST CONTAINMENT SERVICES

        Network Access

        Our NPPN network is comprised of PPOs, independent physician associations, and individually contracted physicians that offer discounts on medical services. These providers and provider groups participate in our NPPN network to increase patient flow and benefit from our NPPN network's prompt, efficient claims repricing services. Healthcare payers access our NPPN network to benefit from the discounts offered by our participating providers. The size of our NPPN network and the level of our NPPN network discounts provide our payer customers with significant reductions in medical claims costs.

        Our NPPN network access agreements generally require our customers to pay us a percentage of the cost savings generated by our NPPN network discounts. In our industry, this payment arrangement is called a "percentage of savings" revenue model. A typical percentage of savings customer maintains arrangements with more than one PPO network. Most of these payer customers utilize our NPPN network as an additional network to contain costs when a covered person obtains medical services from a provider outside of the payer's primary PPO network. When a provider bills a payer for medical services that are covered by our NPPN network discount arrangements, we electronically review the bill and reprice it to conform to the negotiated discounted rate, which is typically lower than the invoiced amount. We charge payers an average of 18.0% of the savings that the payer realizes from the discount. For 2002, our NPPN network access operating revenue was $31.3 million, including $27.8 million of operating revenue from percentage of savings contracts. We derive the balance of our NPPN network operating revenue from payer customers that pay us a flat fee per month based on the number of enrolled members. These customers generally access our NPPN network as their primary PPO network.

        As of December 31, 2002, we had approximately 750 network access customers located throughout the country, with approximately 2.0 million estimated members. Our network access customer agreements are generally terminable upon 90 days notice. During 2002, three network access clients and their affiliates accounted for an aggregate of 19.6% of our net operating revenues. The loss of any of these client groups could have a material adverse effect on our financial results.

        Contracts with our PPO participants and other participating providers generally have renewable terms ranging from one to two years, but in most cases are terminable by either party without cause on 90 days' notice. The termination of any PPO contracts would render us unable to provide our customers with access to the PPO's provider discounts, and therefore would eliminate our ability to reprice claims and derive operating revenue accordingly. More than 80.0% of our participating providers have been part of the NPPN network for more than three years, with some relationships spanning nine years, since the beginning of the NPPN network's inception in 1994. Since the majority of our provider arrangements are through other networks, we depend on our contracted networks to maintain provider relationships and ensure provider compliance with the terms of the network arrangements.

        Electronic Claims Repricing

        In connection with our NPPN network access business, we provide electronic claims repricing services that benefit both our payer clients and our participating providers. A participating provider submits a claim at the full, undiscounted provider rate. The provider sends the claim directly to us or to the payer, which then forwards the bill to us. Because there are a wide variety of provider systems for submitting claims, we accept claims by traditional methods such as mail and fax, as well as through the Internet and by electronic data interchange. We convert paper and faxed claims to an electronic format, and then electronically reprice the claims by calculating the reduced price based on our NPPN network's negotiated discount. We return the repriced claims file to the payer electronically, in most cases within a 72-hour period.

        Our ClaimPassXL(R) internet and electronic data interchange services speed the claims repricing process for our customers. By logging onto our ClaimPassXL(R) internet site, a payer can input claims information directly into our claims system. We electronically reprice the claim and deliver the repriced claim information to the payer customer through the Internet. Our electronic data interchange (sometimes referred to as EDI) system further simplifies the process for our customers. EDI customers do not have to key claims information into our internet site. Instead, our EDI system interfaces directly with the payer's claims file configuration, which allows the payer to send us its claims file in its existing electronic format. After we electronically reprice the claims, we send the customer an electronic file of claims information that the payer can incorporate into its claims database automatically.

        Although we do not charge our network access customers a separate fee for claims repricing, we believe that our advanced repricing system provides significant benefits that make our network access services more attractive to payers. It is time-consuming and expensive for a payer to load PPO rates and demographic information into its claims system and to create a system that accepts the various forms in which claims information is submitted. We offer a turnkey solution that requires only a limited number of payer personnel. We can reduce claims turnaround times and provide efficient claims transmission options. Our system also can reduce lost claims, reduce the number of undiscounted claims, support high claim volume customers, and improve accuracy over manually processed claims. Our customers also are relieved of some of the burden of complying with the Health Insurance Portability and Accountability Act (sometimes referred to as HIPAA), which imposes privacy and data configuration requirements that apply to claims repricing. We believe that our claims processing procedures are in compliance with current HIPAA requirements and will be compliant with future requirements. Providers also benefit from our streamlined claims system, which helps increase the speed with which they get paid and the accuracy of the claim payments.

        Network and Data Management

        We use our information system capabilities to provide network and data management services for the payers that access our NPPN network. We prepare detailed reports regarding repricing turnaround times and the savings that each payer realizes, itemized by the total number of claims incurred, the number of claims discounted, and the average discount. Payers can use this information to help design health plans that effectively control costs, enhance member benefits, and yield a more favorable loss ratio, which is the ratio of paid medical claims compared to collected premiums. As a provider of data management services, we maintain provider demographics and fee schedules and update provider directories. We integrate several components of certain licensed reporting software to provide both our payer clients and our participating PPOs with quick access to claims data, allowing them to produce a variety of analytical reports. We generally do not charge our NPPN network access customers any additional fee for our standard network and data management services.

        Bill Review and Negotiation

        In April 2002, we began offering optional medical bill review and negotiation services to our payer clients. Many of our percentage of savings clients send us all claims that fall outside their primary PPO network arrangements. Traditionally, we identified and repriced the claims that were subject to our NPPN discount arrangements and returned the non-NPPN claims to the payer without applying any discount. We now offer our payer customers the opportunity to realize cost savings on these out-of-network claims through our affiliation with a bill review and negotiation company. We can electronically transmit our non-NPPN network claims to the company's experienced professionals, who use proprietary medical software to analyze each claim to detect any incorrect charges or billing irregularities. Once that phase of the analysis is completed, the detailed charges are compared to a proprietary database to determine the competitiveness of the charges in the provider's geographic area. The bill negotiator then contacts the provider to discuss our findings, and in many cases is able to reduce the claim amount. The reviewer obtains signed agreements from each provider to prevent the provider from later contesting the reduction or billing the patient for the balance. The company then returns the electronic file to us, and we forward it to the payer along with the payer's other repriced claims. Payers pay us a percentage of the savings that are generated by the bill review and negotiation service. Our 2002 operating revenue for this service was approximately $335,000.

        Advance Funding

        In 2002, we launched a program to provide advance funding services for payers and providers. Through our arrangement with established advance funding companies, we offer participating providers the opportunity to receive claim payments in advance of the due date. In exchange, the providers agree to accept a discount of the original billed amount. This service provides both a reduction in claim costs for payers and rapid payment for providers. The payer pays us a percentage of the discount agreed to by the provider.

BUSINESS PROCESS OUTSOURCING

        We traditionally provided claims repricing and network management services only with respect to claims that our NPPN participating providers submitted to one of our network access payer customers. Through our network and data management business process outsourcing business, we have expanded our scope to offer payers and providers services that are independent of our network access business.

        PayerServ

        Healthcare payers typically contract with more than one PPO network. While historically most payers' information systems and applications could handle simple percentage discount repricing calculations for a single network, we believe that most are not well suited for current PPO contract terms requiring detailed, often complex, repricing calculations. Each of the networks with which a payer contracts may have different discount methodologies and rates, greatly adding to a payer's administrative burden and increasing the complexities of processing and repricing claims.

        Through PayerServ, we use our existing technology and management expertise to help payers manage all of their network relationships, whether or not they also access our NPPN network. A payer can outsource its network and data management obligations to us, and we will assume the responsibility for moving, tracking, and repricing healthcare claims among all of the PPO networks with which it has contracts. By maintaining provider fee schedule and demographic information for all of the providers in a payer's provider configuration, we eliminate bottlenecks in the payer's claim work flow, expedite claims repricing, and improve accuracy.

        Our PayerServ services may include acting as the payer's mailroom for receipt of all provider claims, converting paper and fax claims to an electronic format, identifying the correct network fee schedule applicable to each claim, and electronically repricing the claim accordingly. We also can provide reporting and other network management services with respect to all of the payer's networks. We can prepare customized reports for payers that capture information regarding repricing turnaround time, cost management, demographics, case management, provider services, diagnoses, and procedures. We believe that our PayerServ customers benefit from reduced operating expenses, streamlined network management, HIPAA-compliant procedures, and electronic repricing with rapid turnaround times. We do not require customers to pay upfront network loading fees and monthly maintenance fees, which are features of many of our competitors' systems.

        Our PayerServ customers typically pay us for claims repricing and claims and network and data management services on a per-claim basis. For each PayerServ customer, we analyze the customer's service requirements, including claims work flow, claims volume and types, and PPO network configurations. Then, based on our proprietary pricing model, we determine the pricing for each claim transaction.

        PlanServ

        PlanServ uses the same technology and management expertise that supports our PayerServ business to offer claims repricing and network and data management services to PPOs. Our PPO participants generally maintain relationships with payers that are independent from the PPOs' affiliation with our NPPN network. Many of these PPOs are seeking cost-efficient ways to develop their own automated claims handling and repricing systems and to manage the provider data necessary to update their provider directories efficiently and otherwise support network access. By outsourcing repricing functions to PlanServ, a PPO can achieve advanced electronic capabilities for its payer clients without incurring the high cost of systems development. We can serve as a mailroom for PlanServ clients, receiving paper and fax claims and converting them to an electronic form for repricing, so that the PPO never touches the claims. PPOs that take advantage of our PlanServ offerings do not have to distribute their rates to their payers, manually reprice claims, or be concerned with HIPAA requirements related to claims repricing. The PPO's payer clients benefit from reduced turnaround times on repriced claims and escape the burden of loading the PPO's rates. PlanServ products also include web hosting capabilities, featuring customized, private label web access that enables a participating PPO's customers to reprice claims electronically through the Internet. Each PPO's website includes the PPO's logo and other material chosen by the PPO.

        PlanServ also offers our PPO customers management reporting products that capture important claims data, including repricing turnaround times, claim volume, and savings amounts. Our PPO customers can use this information to negotiate better physician and facility discounts. We believe that obtaining and analyzing information is increasingly important to PPOs because this information is necessary for them to properly establish their discount levels. We also provide PlanServ customers with database administration, including provider directory updates and maintenance of provider demographics and fee schedules.

        Like PayerServ, PlanServ generally charges customers a per-claim fee, which is calculated based on the extent of the customer's service requirements, including claims work flow and number of payers.

OUR INTELLECTUAL PROPERTY AND TECHNOLOGY

        Our proprietary technology offers customers the benefits of an open architecture, which means that it is compatible with other operating systems and applications. Using a combination of electronic data interchange and internet systems, customers can interface with our claims repricing system without incurring significant incremental capital expenditures for hardware or software or having to adopt a specific claims format. The open architecture of our system also improves reliability and facilitates the cross-selling of other technology-based services to our customers, in part because of the following characteristics:

        Scalability

        Our systems are designed to be highly scalable or adaptable to levels of use. Using TCP/IP in a Unix and Windows NT environment with a 10/100/1000 Mhz backbone, we have designed our systems to accommodate additional servers and disk space as needed with little or no interruption in processing. Using Oracle, our database technology gives us the flexibility to design web-enabled customer applications that do not require the installation of proprietary software. We also are able to design new internal systems using the languages of our choice, which are currently Visual Basic and Visual FoxPro.

        Modularity

        Our systems have been developed with discrete or specific functionality that we can replicate and utilize with additional hardware so that we can reorganize the discrete functions and adapt the system to service different situations. We believe that this modularity enables us to optimize application and hardware performance, and take immediate advantage of improvements in hardware and software.

        Redundancy

        All of our production servers are designed with a redundant array of inexpensive disks, which provides protection in the event a disk fails. Our hardware is replicated to provide redundancy in the event of a total system failure. We document and review our disaster recovery plans quarterly in order to reduce the risk of business interruption.

        Industry Standards

        Through the adoption and active use of standard formats for healthcare electronic data interchange processing, we can support payer and provider processing requirements and provide standard interfaces to other electronic data interchange processing organizations.

        Ease of Use

        Our products utilize a 32 bit graphical user interface. Our web-based products are written in Java and function in any operating system capable of using a web browser, thereby enhancing ease of use by our customers.

        Remote Connectivity Offerings

        We were an early adopter of the emerging internet technology that enables us to provide quick connectivity through file transfer protocol, web-enabled applications, and virtual private networking. We believe that these features allow us to provide improved service levels and lower pricing. We have established relationships with multiple telecommunications vendors to ensure reliable and redundant connectivity over T1 and frame relay circuits.

        We do not have patent protection for our proprietary technology, which includes primarily software and software applications. Until we obtain this protection, we must rely on trade secret and copyright protection provided under common law. We also have implemented certain security measures to protect our systems from access by unauthorized parties that might want to copy or otherwise use our technologies. These security measures include firewall protection, corporate antivirus programs, and email and facility security. We rely on technology licensed from third parties to perform key functions, and may be required to license additional technology in the future. We have obtained federal trademark protection for the marks PlanVista Solutions(R) and ClaimPassXL(R).

COMPETITION

PREFERRED PROVIDER NETWORK ACCESS

        The PPO industry is highly fragmented. According to the American Association of Preferred Provider Organizations, as of March 2003 there were more than 1,000 PPOs in the United States. A few companies, such as First Health Group Corporation, BCE Emergis/eHealth Solutions Group, Concentra, Inc., Beech Street Corporation, Coalition America, Inc., and Multiplan, Inc., offer provider networks and claim volumes of meaningful size. The remainder of the competitive landscape is diverse, with major insurance companies and managed care organizations such as Blue Cross Blue Shield, Aetna US Healthcare, WellPoint Health Networks, Inc., United Health Group,

Humana Health Care Plans, Private Healthcare Systems (PHCS), and Cigna Healthcare also offering proprietary preferred provider networks and services. In addition, the number of independent PPOs has decreased as managed care organizations and large hospital chains have acquired PPOs to administer their managed care business and increase enrollment. We expect consolidation to continue as the participants in the industry seek to acquire additional volume and access to PPO contracts in key geographic markets. This consolidation may give our customers greater bargaining power and lead to more intense price compensation.

ELECTRONIC CLAIMS REPRICING

        The claims repricing service market is also fragmented. Our repricing competitors provide some or all of the services we currently provide. Our competitors can be categorized as follows:

            . Large managed care organizations and third party administrators with in-house claim processing and repricing systems, such as Blue Cross Blue Shield, UnitedHealth Group, and Wellpoint Health Networks, Inc.;

            . Healthcare information technology companies providing enterprise-wide systems to the payer market, such as McKesson/HBOC (NYSE: MCK), Eclipsys Corp (NASDAQ: ECLP), and Perot Systems Corporation (NYSE: PER); and

            . Healthcare information software vendors selling claim processing products to the provider market, such as The TriZetto Group (NASDAQ: TZIX), HealthAxis (NASDAQ: HAXS), Avidyn/ppoOne (NASDAQ: ADYN), and several private companies.

The market for claims repricing services is competitive, rapidly evolving, and subject to rapid technological change. We believe that competitive conditions in the healthcare information industry in general will lead to continued consolidation as larger, more diversified organizations are able to reduce costs and offer an integrated package of services to payers and providers.

        We compete on the basis of the strength of our electronic claims repricing technology, the size of our network and the level of our network discounts, our percentage of savings pricing model, and the diversity of services we offer through our business processing outsourcing products and other new initiatives. Many of our current and potential competitors have greater financial and marketing resources than we have. Furthermore, we believe that the increasing acceptance of managed care in the marketplace, the adoption of more sophisticated technology, legislative reform, and the consolidation of the industry will result in increased competition. There can be no assurance that we will continue to maintain our existing customer base, or that we will be successful with any new products that we have introduced or will introduce.

OUR HISTORY

        We were incorporated in Delaware in 1994 and completed our initial public offering in May 1995 under the name HealthPlan Services Corporation. We changed our name to PlanVista Corporation in April 2001. Our original core business, which we purchased from Dun & Bradstreet Corporation in 1994, provided third party administration of healthcare claims for large and small group employers. After our 1995 initial public offering, we initiated a series of acquisitions designed to grow our business. We spent more than $170.0 million in cash to acquire seven businesses between 1995 and 1998, including the purchase of a managing general underwriter business and the May 1998 purchase of our NPPN network business for $31.6 million. We used funds from our senior credit facility to help finance these acquisitions. By 1999, a number of our businesses, other than our NPPN network business that is part of our core business today, had become unprofitable. We were burdened with more than $100.0 million of senior debt, more than $10.0 million of subordinated debt, and approximately $25.0 million of working capital deficit.

        Divestiture

        In June 2000, we initiated a strategic turnaround program designed to
(1) divest our third party administration businesses, (2) reduce our senior debt, (3) focus our efforts on enhancing our medical cost containment business, and (4) restructure our balance sheet. We disposed of all of our third party administration and managing general underwriter businesses in a series of transactions during 2001 and 2000. In the 2000 transactions, we received a total of $35.1 million and, in one of the transactions, the buyer assumed $1.5 million of additional current liabilities. Of the cash proceeds, we used $29.5 million to reduce our outstanding indebtedness to our senior lenders.

        We completed the disposition of our former business units in June 2001 with the sale of our subsidiary, HealthPlan Services, Inc., which contained our remaining third party administration business and our managing general underwriter business. In connection with this non-cash transaction, the buyer, HealthPlan Holdings, Inc., assumed approximately $40.0 million in working capital deficit of the acquired businesses, and acquired assets having a fair market value of approximately $30.0 million. At the closing of this transaction, we issued 709,757 shares of our common stock to offset $5.0 million of the assumed deficit. We offset the remaining $5.0 million of this deficit with a long-term convertible subordinated note, which automatically converted into 813,273 shares of our common stock on April 12, 2002 in connection with the restructuring of our credit facility, as described below. During 2001 and 2002, in connection with the HealthPlan Holdings transaction, we issued a total of 343,521 additional shares of our common stock in settlement of certain post-closing disputes and to meet certain obligations under the terms of the subordinated note and a registration rights agreement we entered into at closing. See "Management's Discussion and Analysis of Operations - Liquidity and Capital Resources" for a more detailed discussion of the HealthPlan Holdings transactions.

        Our current business consists of our core medical cost containment business, which includes our NPPN network, as well as our new network and data management business process outsourcing businesses, which we introduced in 2001 and which began earning operating revenue in the first quarter of 2002.

        Debt Restructure

        Upon completion of the disposition of our former business units, we were left with a capital and debt structure that our remaining medical cost containment core business was not able to service, and we were unable to pay our senior secured debt in the principal amount of approximately $69.0 million when it matured in August 2001. We entered into a forbearance agreement with our senior lenders under which we operated until we completed a new credit facility and closed on a debt restructuring transaction in April 2002. Pursuant to this restructuring, we obtained a revised term loan for $40.0 million, which is secured by all of our assets, and exchanged $29.0 million of senior secured debt for 29,000 shares of our newly authorized Series C convertible preferred stock and an additional note for $184,872 with a maturity date of July 1, 2003.

        Series C Convertible Preferred Stock

        The Series C convertible preferred stock issued to our senior lenders in connection with our restructured credit facility accrues dividends at 10.0% per annum during the first twelve months from issuance and at 12.0% per annum thereafter. Dividends are payable quarterly in additional shares of Series C convertible preferred stock or, at our option, in cash. We have chosen to pay dividends in the form of additional shares, and to date we have issued to the Series C shareholders an aggregate of 2,092 additional shares of Series C convertible preferred stock. In addition, while at least 12,000 shares of Series C convertible preferred stock are outstanding, the Series C convertible preferred stockholders are entitled to elect three out of seven members of our board of directors. Upon the occurrence of a Board Shift Event, as defined below, the board composition would change so as to allow the holders of Series C convertible preferred stock to elect four out of seven directors, thereby shifting control of the board to the directors elected by the holders of Series C convertible preferred stock. A "Board Shift Event" is defined as (1) our failure to achieve certain specified net operating cash flow requirements, (2) any default in connection with the payment of principal or interest under our restructured credit facility, after the lapse of any applicable grace periods, or (3) our failure to redeem all of the Series C convertible preferred stock by October 12, 2003. We may redeem the Series C convertible preferred stock at any time at our option at a redemption price of $1,000 per share plus accrued dividends. Until the March 2003 closing of the PVC Funding Partners transaction, as described below, the senior lenders under our restructured credit facility were the sole holders of the Series C convertible preferred stock.

        In addition to their voting rights with respect to directors, the holders of the Series C convertible preferred stock will have the right in certain circumstances to vote as a single class with the common stockholders on all matters other than the election of directors on an "as-converted" basis, with each share of Series C convertible preferred stock having a number of votes equal to the number of shares of common stock into which it would be converted. The "as-converted" rights take effect upon the earliest to occur of (1) any default in connection with the payment of principal or interest under our restructured credit facility, after the lapse of any applicable grace period, (2) our failure to redeem all of the Series C convertible preferred stock by October 12, 2003, or (3) the date on which fewer than 12,000 shares of Series C convertible preferred stock are outstanding. There are 31,092 shares of Series C convertible preferred stock outstanding. In connection with the issuance of the Series C convertible preferred stock, the senior lenders entered into a stockholders agreement with us, which provides, among other things, for registration rights in connection with the sale of any shares of common stock that are issuable upon conversion of the Series C convertible preferred stock. The registration rights include shelf and piggy-back registration rights.

        At any time after October 12, 2003, the Series C convertible preferred stock may be converted into shares of our common stock at the rate of 703.37 shares of common stock for each preferred share, or a total of 20,996,398 shares (or 55.6%) of our common stock upon full conversion, subject to adjustment. The Series C convertible preferred stock has weighted-average anti-dilution protection and a provision that in no event will the Series C convertible preferred stock convert into less than 51.0% of our outstanding shares of common stock.

        Offering

        On July 19, 2002, we filed an Amended Registration Statement with the Securities and Exchange Commission, wherein we offered for sale an aggregate of 5,174,979 shares of our common stock (the "Offering"). During the fourth quarter of 2002, we decided to postpone the Offering indefinitely. We subsequently filed an application to withdraw the Registration Statement.

        PVC Funding Partners Transaction

        On March 13, 2003, PVC Funding Partners LLC, an affiliate of Commonwealth Associates, LP and Comvest Venture Partners, filed a form 13D with the Securities and Exchange Commission in which it indicated that on March 7, 2003, it acquired 29,851, or 96.0%, of our outstanding Series C convertible preferred stock from our senior lenders. These preferred shares were purchased from the lenders on a prorata basis at a price of $33.50 per share. The selling lenders continue to hold the remaining 4.0% of the Series C convertible preferred stock. In connection with the transaction, PVC Funding Partners also acquired $20.5 million in principal amount of our outstanding bank debt from our senior lenders. In connection with the closing of the transaction, the three members of our board of directors theretofore designated by the holders of the Series C convertible preferred stockholders voluntarily relinquished their board positions, and were replaced by three directors selected by PVC Funding Partners.

        There is an intercreditor agreement between PVC Funding Partners and Wachovia Bank, National Association, dated March 7, 2003. The intercreditor agreement provides that, until the occurrence of a Board Shift Event, PVC Funding Partners has all of the rights of the original lenders under the restructured credit agreements, except that (1) PVC Funding Partners' rights to mandatory prepayments and other principal payments prior to the maturity date are subordinated to the original lenders' rights to those payments, and (2) PVC Funding Partners' notes will be voted consistently with and on the same percentage basis as the original lenders with respect to all matters required to be submitted to a vote or consent of the lenders, except for matters related to certain fundamental changes in the loan terms. Upon the first occurrence of a Board Shift Event, which would allow PVC Funding Partners to appoint an additional board member and thus obtain control of our board of directors, PVC Funding Partners has the option of not exercising their right to obtain such control. If, within fifteen days of a first Board Shift Event, PVC Funding Partners notifies the original lenders that they will not exercise their right to control our board, then the original lenders will have the option to repurchase 14,304 of the Series C convertible preferred stock, at a price of $33.50 per share. If PVC Funding Partners exercises their right to obtain control of our board, or fails to timely notify the original lenders that they will not exercise this right, then the debt held by PVC Funding Partners will automatically be subordinated to the debt held by the original lenders.

        Restructured Centra Notes

        On March 31, 2003, we renegotiated approximately $4.3 million in convertible notes that were originally issued to Centra Benefit Services, Inc. (sometimes referred to as Centra). Pursuant to the renegotiated terms, we have extended the maturity date of the notes from December 1, 2004 to April 1, 2006, reduced the interest rate from 12% per annum to 6% per annum, and fixed the conversion price at $1.00, subject to adjustment in accordance with anti-dilution protections. The previous conversion price was based on the trading price of our common stock. Immediately upon completion of this restructuring, PVC Funding Partners acquired slightly more than 50% of the face value of the notes from Centra. The remaining interest is held by Centra.

        See "Management's Discussion and Analysis of Financial Condition and Reports of Operations - Liquidity and Capital Resources."

GOVERNMENT REGULATION

        Regulation in the healthcare industry is constantly evolving. Federal, state, and local governments continue their efforts to reduce the rate of increases in healthcare expenditures and to regulate the adjudication of healthcare claims for the protection of patients as well as providers. Many of these policy initiatives have contributed to the complex and time-consuming nature of obtaining healthcare reimbursement for medical services. The impact of regulatory developments in the healthcare industry is complex and difficult to predict, and our business could be adversely affected by new healthcare regulatory requirements or new interpretations of existing requirements. We believe, however, that the increasing complexity of healthcare transactions and the resulting additional information management requirements placed on providers and payers should increase the demand for our services. At the same time, these requirements may dramatically increase our cost of providing services.

PRIVACY REGULATION

        As participants in the healthcare industry, we and our payer and provider customers are subject to laws and regulations relating to the confidential treatment and secure transmission of patient medical records and other healthcare information. The Health Insurance Portability and Accountability Act of 1996, as amended (sometimes referred to as HIPAA), has had, and will continue to have, a significant effect on developers and users of healthcare information systems. On December 28, 2000, the Department of Health and Human Services (sometimes referred to as HHS) issued final regulations, in the form of a Privacy Rule, relating to patient information privacy and electronic healthcare transactions. On August 14, 2002, HHS adopted modifications to the Privacy Rule. The Privacy Rule affects certain health plans, healthcare clearinghouses, and health care providers. These "covered entities" must implement standards to protect and guard against the misuse of individually identifiable health information. In many instances, we are merely deemed to be a business associate of our health plan and provider customers. We are deemed to be a clearinghouse when we convert nonstandard data content, or data in a nonstandard format, into standard data elements or a standard transaction, or vice versa. Among other things, the Rule requires us to adopt written privacy procedures and provide employee training with respect to compliance. We must be in compliance with these regulations by April 14, 2003. We expect to be compliant with the regulations on or before that date.

        In October 2003, we will become subject to HIPAA regulations related to electronic transactions. These regulations require us to use standard data content and formats for the submission of electronic claims and other administrative and healthcare transactions. Additionally, HHS has adopted regulations relating to security of individual health information and a national employer identifier. We expect to be in compliance with these regulations on or before their effective dates.

        Many healthcare payers and providers have sought assistance from outside vendors to facilitate implementation and/or to provide clearinghouse translation capabilities as a method to reduce those costs and meet the required mandatory implementation dates. While HIPAA could continue to have an adverse effect on the operations of providers and payers and consequently reduce our revenue, we believe we possess technical and managerial knowledge and skills that could benefit healthcare organizations seeking to establish compliance with

HIPAA requirements. We have analyzed the extent to which we may need to alter our systems to comply with current and proposed HIPAA regulations and do not believe that there will be significant additional costs to us in complying with such regulations. Because some HIPAA regulations have yet to be issued and because even final HIPAA regulations may be subject to additional modification or amendment, our products may require modification in the future. If we fail to offer solutions that permit compliance with applicable laws and regulations, our business could suffer.

        Many of our customers will also be subject to state laws implementing the federal Gramm-Leach-Bliley Act, relating to certain disclosures of nonpublic personal health information and nonpublic personal financial information by insurers and health plans. We also may be subject to state privacy laws, which may be more stringent than HIPAA in some cases.

PROVIDER CONTRACTING AND CLAIMS REGULATION

        Some state legislatures have enacted statutes that govern the terms of provider network discount arrangements or restrict unauthorized disclosure of such arrangements. Legislatures in other states are considering adoption of similar laws. Although we believe that we operate in a manner consistent with applicable provider contracting laws, there can be no assurance that we will be in compliance with laws or regulations to be promulgated in the future, or with new interpretations of existing laws.

        Our customers perform services that are governed by numerous other federal and state civil and criminal laws, and in recent years have been subject to heightened scrutiny of claims practices, including fraudulent billing and paying practices. Many states also have enacted regulations requiring prompt claims payment. To the extent that our customers' reliance on any of the services we provide contribute to any alledged violation of these laws or regulations, then we could be subject to indemnification claims from our customers or be included as part of an investigation of our customers' practices. Federal and state consumer laws and regulations may apply to us when we provide claims services and a violation of any of these laws could subject us to fines or penalties.

LICENSING REGULATION

        While we are currently not subject to licensing requirements for the services we provide, some states require us, as a non-risk-bearing PPO, to formally register and file an annual or one-time accounting of networks and providers with which we contract. Given the rapid evolution of healthcare regulation, it is possible that we will be subject to future licensing requirements in any of the states where we currently perform services, or that one or more states may deem our activities to be analogous to those engaged in by other participants in the healthcare industry that are now subject to licensing and other requirements, such as third party administrator or insurance regulations. Moreover, laws governing participants in the healthcare industry are not uniform among states. As a result, we may have to undertake the expense and difficulty of obtaining any required licenses, and there is a risk that we would not be able to meet the licensing requirements imposed by a particular state. It also means that we may have to tailor our products on a state-by-state basis in order for our customers to be in compliance with applicable state and local laws and regulations.

INTERNET REGULATION

        We offer a number of internet-related products. The Internet and its associated technologies are subject to increasing government regulation. A number of legislative and regulatory proposals are under consideration by federal, state, local, and foreign governments and agencies. We cannot be assured that we will be able to comply with requirements that may be adopted in the future.

PATIENT PROTECTION INITIATIVES

        State and federal legislators and regulators have proposed initiatives to protect consumers covered by managed care plans and other health coverage. These initiatives may result in the adoption of laws related to timely claims payment and review of claims determinations. These laws may impact the manner in which we perform services for our clients.

        While we believe our operations are in material compliance with applicable laws as currently interpreted, the regulatory environment in which we operate may change significantly in the future, which could restrict our existing operations, expansion, financial condition, or opportunities for success.

EMPLOYEES

        On March 24, 2003, we employed 155 persons. Our employees are not represented by a labor union or a collective bargaining agreement. We regard our relationship with our employees as good.

AVAILABLE INFORMATION

        We are headquartered in Tampa, Florida and have an operations and technology center in Middletown, New York. Our Tampa headquarters' mailing address is 4010 Boy Scout Boulevard, Suite 200, Tampa, Florida 33607, and our principal telephone number at that location is 813-353-2300. Our website address is www.planvista.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through our website at "About Us/Investor Information/SEC Filings." We make this information available via a hyperlink to a third party Securities and Exchange Commission (sometimes referred to as SEC) filings website. We do not maintain or provide information directly to this site. Although the third party that maintains the website has endeavored to make our SEC filings available as soon as reasonably practicable after we file them electronically with the SEC, we make no representations or warranties with respect to the timeliness or content of any postings on the website.

ITEM 2. PROPERTIES

        We conduct our operations from our headquarters in Tampa, Florida and our data processing facility in Middletown, New York. We lease both of these facilities. We believe that our facilities are adequate for our present and foreseeable business requirements.

ITEM 3. LEGAL PROCEEDINGS

        In the ordinary course of business, we may be a party to a variety of legal actions that affect many businesses, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, and tort claims. In addition, we have a number of indemnification obligations related to certain of the businesses we sold during 2000 and 2001, and we could be subject to a variety of legal and other actions as a result of such indemnification obligations. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded. We cannot fully determine the ultimate financial effect of these claims and indemnification obligations at this time.

        In November 2001, we filed a complaint for breach of contract and unjust enrichment in the Circuit Court of the Thirteenth Judicial Circuit, Hillsborough County, Florida, against Trewit, Inc. and Harrington Benefit Services, Inc., our former subsidiary. The complaint, which we amended in February 2002, sought in excess of $3.5 million in damages arising primarily out of a settlement entered into in connection with a dispute that arose after Trewit's acquisition of Harrington Benefit Services from us in 2000. In April 2002, we again amended the complaint to include claims of fraudulent misrepresentation, negligent misrepresentation, and promissory estoppel, seeking additional damages for these causes of action in excess of $1.4 million. On June 28, 2002, Trewit filed a complaint against us in the Circuit Court of the Thirteenth Judicial Circuit, Hillsborough County, Florida, alleging breach of contract and fraud in connection with their acquisition of Harrington Benefit Services. The complaint sought damages in excess of $2.0 million. In February 2003, we resolved our litigation with Trewit, Inc. and Harrington Benefit Services, Inc. without payment by us, and the parties signed mutual releases.

        In November 2001, Paid Prescriptions, LLC initiated a breach of contract action in the United States District Court for the District of New Jersey against HealthPlan Services, our former subsidiary that we sold to HealthPlan Holdings. Paid Prescriptions seeks $1.6 million to $2.0 million in compensation arising from HealthPlan Services' alleged failure to meet certain performance goals under a contract requiring HealthPlan Services to enroll a certain number of customers for Paid Prescriptions' services. The events giving rise to this claim allegedly occurred prior to our sale of the HealthPlan Services business to HealthPlan Holdings. Accordingly, we are vigorously defending the action on behalf of HealthPlan Services, in accordance with our indemnification obligations to HealthPlan Holdings.

        We are currently in discussions with HealthPlan Holdings to finalize any purchase price adjustments associated with the HealthPlan Services transaction. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. HealthPlan Holdings believes it is due approximately $1.7 million from us related to the transaction, while we believe we have claims against HealthPlan Holdings amounting to approximately $4.5 million (which would be partially offset against other post-closing payments that we have agreed to pay, subject to certain limitations as provided in the transaction documents). In the event that we are unable to resolve these matters directly with HealthPlan Holdings, we will seek to resolve them through binding arbitration as provided for in the purchase agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Since October 4, 2002, our common stock has been traded on the Over-The-Counter Bulletin Board under the symbol PVST. Prior to that time, our stock was traded on the New York Stock Exchange. Our New York Stock Exchange symbol was HPS From May 1995 until April 2001, when we changed our symbol to PVC in connection with the change of our name from HealthPlan Services Corporation to PlanVista Corporation. The following table sets forth the high and low sales prices of our common stock for each quarter during 2001 and 2002, as reported by the New York Stock Exchange or the Over-The-Counter Bulletin Board, as applicable.

        2002                                             HIGH          LOW
        ----                                          ----------    ----------
        Fourth quarter ...........................    $     2.50    $     0.73
        Third quarter ............................    $     3.50    $     1.06
        Second quarter ...........................    $     6.30    $     3.40
        First quarter ............................    $     6.40    $     4.25

        2001                                             HIGH          LOW
        ----                                          ----------    ----------
        Fourth quarter............................    $     5.83    $     4.14
        Third quarter.............................    $     7.97    $     4.20
        Second quarter............................    $     8.35    $     6.60
        First quarter.............................    $     9.44    $     6.20

        There were 152 holders of record of our common stock as of March 24, 2003. We believe that there are a greater number of beneficial owners that hold our common stock in street name. We have not paid dividends since October 1999, and our current credit agreement prohibits the payment of dividends. We have no present plans to pay any dividends on our common stock because we currently intend to retain all earnings, if any, in order to expand our operations and pay down debt. In the future, depending upon our financial condition, earnings, capital requirements, results of operations, contractual limitations and any other factors deemed relevant by our board of directors, our board of directors may at any time consider the payment of dividends.

        The following table sets forth our equity compensation plan information as of December 31, 2002.

                                                                                  NUMBER OF SECURITIES
                                               NUMBER OF                           REMAINING AVAILABLE
                                              SECURITIES           WEIGHTED-              FOR
                                             TO BE ISSUED          AVERAGE        FUTURE ISSUANCE UNDER
                                           UPON EXERCISE OF   EXERCISE PRICE OF    EQUITY COMPENSATION
                                             OUTSTANDING         OUTSTANDING             PLANS
                                               OPTIONS,            OPTIONS,       (EXCLUDING SECURITIES
                                             WARRANTS AND        WARRANTS AND      REFLECTED IN COLUMN
            PLAN CATEGORY                       RIGHTS             RIGHTS                  (a))
----------------------------------------   ----------------   -----------------   ---------------------
                                                (a)                 (b)                    (c)
Equity compensation plans approved
 by security holders (1)................      1,810,137           $    6.72                558,913(2)

Equity compensation plans not
 approved by security holders ..........             --                  --                     --
                                           ----------------   -----------------   ---------------------
        Total ..........................      1,810,137           $    6.72                558,913
                                           ================   =================   =====================

----------

(1) These plans consist of the 1995 Directors Stock Option Plan, the 1995 Incentive Equity Plan, the 1995 Consultants Stock Option Plan, the Amended and Restated 1996 Employee Stock Option Plan, the Amended and Restated 1997 Directors Equity Plan, and the 1996 Employee Stock Purchase Plan.

(2) This number includes 19,781 shares available for issuance under the Amended and Restated 1997 Directors Equity Plan and 23,569 shares available for issuance under the 1996 Employee Stock Purchase Plan. This number does not include 3.0 million shares issuable under the 2002 Employee Stock Option Plan, which was approved by our stockholders at our 2002 Annual Meeting of Stockholders, subject to completion of a proposed public offering of our stock. During the fourth quarter of 2002, we decided to postpone the offering indefinitely. At our 2003 annual meeting, we expect to request stockholder approval for issuance of options to purchase an aggregate of
     3.5 million shares of our common stock, without any condition related to the conclusion of an offering.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

        We have derived the following selected historical consolidated financial data from our audited consolidated financial statements at December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, which are included in this Form 10-K. The report of PricewaterhouseCoopers LLP, our independent accountants, on our consolidated financial statements at December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 appears elsewhere in this Form 10-K. Our selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------------------
                                                      2002        2001(1)       2000(1)       1999(1)      1998(1)
                                                      ---------   -----------   -----------   ----------   ---------
   STATEMENT OF OPERATIONS DATA:
   (In thousands, except per share amounts)
   Operating revenue ..............................   $  33,141   $    32,918   $    26,964   $   18,691   $  10,024
                                                      ---------   -----------   -----------   ----------   ---------
   Cost of operating revenue:
      Marketing allowances ........................         559           308           295          110          30
      Personnel expense ...........................       8,474         9,137         8,301        8,189       4,937
      Network access fees .........................       5,122         5,343         3,896        2,521       1,894
      Other .......................................       5,267         6,213         3,993        3,903       4,028
      Depreciation ................................         528           467           303          723         247
                                                      ---------   -----------   -----------   ----------   ---------
         Total cost of operating revenue ..........      19,950        21,468        16,788       15,446      11,136
   Bad debt expense ...............................       3,356         3,348           649          624           -
   Offering costs .................................       1,213             -             -            -           -
   Amortization of goodwill .......................           -         1,378         1,380        1,388         967
   Loss on impairment of intangible assets ........           -             -         5,513            -           -
   Loss (gain) on sale of investments, net ........           -         2,503          (332)      (4,630)    (33,240)
   Interest expense ...............................       5,628        12,098        10,489        7,737       5,540
   Other  (income) expense ........................           -          (175)          868         (373)     11,921
   Equity in loss of joint venture ................           -             -             -          208           -
                                                      ---------   -----------   -----------   ----------   ---------
   Income (loss) before (benefit) provision for
    income taxes, minority interest, discontinued
    operations, loss on sale of discontinued
    operations, extraordinary loss, and cumulative
    effect of change in accounting principle ......       2,994        (7,702)       (8,391)      (1,709)     13,700
   Net income (loss) ..............................       4,185       (45,221)     (104,477)         104       9,698
   Basic and diluted net income (loss) per
    share from continuing operations before
    minority interest, discontinued operations,
    loss on sale of assets, extraordinary item,
    and cumulative effect of change in
    accounting principle ..........................   $    0.25   $     (2.37)  $      0.37   $    (0.08)  $    0.55
   Basic and diluted net income (loss)
    per share .....................................   $    0.25   $     (3.11)  $     (7.64)  $     0.01   $    0.67
   Dividends declared per share
    of common stock ...............................           -             -             -   $   0.4125           -
   Average common shares outstanding
      Basic .......................................      16,427        14,558        13,679       13,742      14,353
      Diluted .....................................      16,523        14,558        13,679       13,922      14,584

   BALANCE SHEET DATA:                                                        As of December 31,
                                                      --------------------------------------------------------------
   Working capital (deficit) ......................   $   1,178   $    (7,901)  $  (104,859)  $  (44,329)  $ (93,903)
   Total assets ...................................      42,585        40,125       104,668      236,683     217,002
   Total debt .....................................      45,544        76,086        66,038       95,762      97,322
   Stockholders' equity (deficit) .................     (18,389)      (53,290)      (20,340)      86,281      91,652

----------
(1) We have reclassified the business units sold in 2001 and 2000 as discontinued operations in the Consolidated Statements of Operations. During 2000, we sold our unemployment compensation, workers' compensation, workers' compensation managed care organization, and self-funded businesses. In 2001, we sold our third party administration and managing general underwriter business units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read together with our consolidated financial statements and related notes, which appear elsewhere in this Form 10-K. To the extent that this discussion is more limited than the information in the consolidated financial statements, you should rely on the consolidated financial statements. We caution you that, while forward-looking statements reflect our good faith beliefs, these statements are not guarantees of future performance. In addition, except as required by law, we disclaim any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. See Forward-Looking Statements.

INTRODUCTION

        The following is a discussion of changes in the consolidated results of our operations for the years ended December 31, 2002, 2001, and 2000.

        We provide medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries. We provide national PPO network access, electronic claims repricing, and claims and data management services to health care payers such as insurance carriers, HMOs, self-insured employers, third party administrators, and other entities that pay claims on behalf of health plans. We also provide services for health care providers, including individual providers, PPOs, and other provider groups.

        We earn most of our operating revenue in the form of fees generated from the discounts we provide for the payers that access our NPPN network. We generally enter into agreements with our healthcare payer customers under which they pay to us a percentage of the cost savings generated from our NPPN network discounts with PPOs and providers. We recognize this operating revenue when claims processing and administrative services have been performed. Operating revenue from customers with certain contingent contractual rights is not recognized until the corresponding cash is collected. A portion of our operating revenue is generated from customers that pay us a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payer customers. We recognize our monthly fee operating revenue at the time the services are provided. Operating revenue related to our business process outsourcing services is earned on a per claim basis at the time the associated services are provided.

        Our expenses generally consist of fees incurred to provide access to participating PPO networks for our customers, compensation and benefits costs for our employees, occupancy and related costs, general and administrative expenses associated with operating our business, taxes, and debt service obligations.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentages that certain items of income and expense bear to our operating revenue for the periods indicated.

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                   2002         2001       2000
Operating revenue ..........................................        100%       100.0%     100.0%
Cost of operating revenue:
   Marketing allowances ....................................        1.7%         1.0%       1.0%
   Personnel expense .......................................       25.6%        27.8%      30.8%
   Network access fees .....................................       15.5%        16.2%      14.4%
   Other ...................................................       15.8%        18.9%      14.8%
   Depreciation ............................................        1.6%         1.3%       1.3%
                                                                -------      -------    -------
        Total cost of operating revenue ....................       60.2%        65.2%      62.3%
Offering costs .............................................        3.7%           -          -
Bad debt expense ...........................................       10.1%        10.1%       2.4%
Amortization of goodwill ...................................          -          4.2%       5.1%

Loss on impairment of intangible assets ....................          -            -       20.4%
(Gain) loss on sale of investments, net ....................          -          7.6%      (1.2)%
Other income (expense) .....................................          -         (0.1)%      3.2%
Interest expense ...........................................       16.9%        36.3%      38.9%
                                                                -------      -------    -------
Income (loss) before (benefit) provision for income
 taxes, discontinued operations, and cumulative
 effect of change in accounting principle ..................        9.1%       (23.3)%    (31.1)%

(Benefit) provision for income taxes .......................       (3.6)%       81.4%     (12.1)%
                                                                -------      -------    -------
Income (loss) before minority interest, discontinued,
 operations loss on sale of assets, extraordinary item,
 and cumulative effect of change in accounting
 principle .................................................       12.7%      (104.7)%    (19.0)%
                                                                =======      =======    =======

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Operating Revenue

        Operating revenue for the year ended December 31, 2002 increased $0.2 million, or 1.0%, to $33.1 million from $32.9 million in 2001. During 2002, we added over 45 new accounts and generated operating revenue from those customers totaling $4.5 million. The increase in operating revenue from this new business was partially offset by a decrease in operating revenue from customers that no longer use our services or that have significantly reduced their utilization. Claims volume increased 0.7 million, or 24.1%, to 3.6 million claims repriced in 2002 compared to 2.9 million claims repriced in 2001. The percentage increase in operating revenue in 2002 was less than the percentage increase in claims volume because we repriced a higher percentage of generally lower dollar value physician claims in 2002 compared to 2001, resulting in a decrease in average operating revenue per claim.

        Personnel Expense

        Personnel expense for the year ended December 31, 2002 decreased $0.6 million, or 6.6%, to $8.5 million from $9.1 million in 2001. Personnel expense as a percentage of revenues decreased to 25.6% in 2002 compared to 27.8% in 2001. During 2002, we reduced our total employee count from 152 at January 1, 2002 to 144 at December 21, 2002. We continued to benefit from efficiencies in our claim repricing operations through increased use of our technology, which allowed us to increase the number of claims processed per person in 2002 compared to the same period in 2001.

        Network Access Fees and Other Cost of Operating Revenue

        Network access fees and other cost of operating revenue for the year ended December 31, 2002 decreased $1.2 million, or 10.3%, to $10.4 million from $11.6 million in 2001. Network access fees and other cost of operating revenue as a percentage of operating revenue were 31.3% in 2002 compared to 35.1% in 2001. This decrease was attributable to decreases in network access fees of $0.2 million, due to contracts with certain of our newer networks that are on more favorable terms and the migration of certain networks to a flat fee contract basis. Additionally, our electronic imaging costs decreased by approximately $0.2 million as more of our repricing is done through either EDI or internet connections.

        Depreciation and Amortization of Goodwill

        Depreciation for the year ended December 31, 2002 increased an immaterial amount compared to 2001. This small increase in depreciation was due to purchases of fixed assets in the latter part of 2001 and during 2002. Amortization of intangibles was $1.4 million for the year ended December 31, 2001. No amortization of goodwill was recorded in 2002 due to the adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Intangible Assets," under which goodwill is no longer amortized but instead is subject to impairment tests at least annually. No impairment of goodwill was determined to have occurred during 2002.

        Bad Debt Expense

        Bad debt expense for the year ended December 31, 2002 increased an immaterial amount from the same period in 2001. Bad debt expense is recorded based on our estimate of uncollectible accounts receivable.

        Offering Costs

        During 2002, we pursued a secondary offering of our common stock (the "Offering"), and in connection therewith incurred legal, accounting, and printing fees. However, due to market conditions, the Offering was indefinitely postponed and, accordingly, in the fourth quarter, we expensed approximately $1.2 million associated with the Offering.

        Interest Expense

        Interest expense for the year ended December 31, 2002 decreased to $5.6 million from $12.1 million during the same period in 2001. During 2001, we incurred higher interest rates on our credit facility that increased from prime plus 1.0% (10.50%) on January 1, 2001, to prime plus 6.0% (10.75%) through April 12, 2002, the date we restructured our credit facility. As a result of this restructuring, we reduced the debt balance owed to our Senior Lenders from $64.8 million at December 31, 2001 to $40.0 million at December 31, 2002. Our senior lenders currently charge interest at a rate of prime plus 1.0% (5.25% at December 31, 2002). The decrease resulting from the lower average principal balance and lower interest rates was partially offset by the bank charges and other financing costs incurred to restructure the credit facility, which are included in interest expense for the year ended December 31, 2002.

        Loss (gain) on Sale of Investments, Net

        Loss on sale of investments for the year ended December 31, 2002 decreased $2.5 million, to $0.0 from $2.5 million for the same period in 2001. The loss on sale of investments in 2001 was due to our sale of our investment in HealthAxis, Inc.

        Income Taxes

        The benefit for income taxes for the year ended December 31, 2002 was $1.2 million compared to a provision for income taxes of $26.8 million during the same period in 2001. Effective January 1, 2002, a new federal law was enacted allowing corporations to increase the period for which they may obtain refunds on past income taxes paid due to net operating losses. The prior law allowed companies to use their net operating losses for the preceding three fiscal years while the new law allows companies to use their net operating losses for the preceding five fiscal years.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Operating Revenue

        Operating revenue for the year ended December 31, 2001 increased $6.0 million, or 22.3%, to $32.9 million from $26.9 million in 2000. During 2001, we added more than 177 new accounts and generated revenue from those customers totaling $6.2 million. Operating revenue from existing customers was flat in 2001 compared to 2000. Claims volume increased 0.8 million, or 38.1%, to 2.9 million claims repriced in 2001 compared to 2.1 million claims repriced in 2000. The percentage increase in operating revenue in 2001 was less than the percentage increase in claims volume because we repriced a higher percentage of generally lower dollar value physician claims in 2001 compared to 2000, resulting in a decrease in average operating revenue per claim.

        Personnel Expense

        Personnel expense for the year ended December 31, 2001 increased $0.8 million, or 9.6%, to $9.1 million from $8.3 million in 2000. Personnel expense increased as salaries and wages increased to meet increased volume of claims received and commissions earned from the increase in operating revenue. Personnel expense as a percentage of operating revenue decreased to 27.8% in 2001 compared to 30.8% in 2000, primarily because we were able to increase efficiencies in our claims repricing operations through increased use of our technology, which allowed us to increase the number of claims processed per person in 2001.

        Network Access Fees and Other Costs of Operating Revenue

        Network access fees and other costs of operating revenue for the year ended December 31, 2001 increased $3.7 million, or 46.8%, to $11.6 million from $7.9 million in 2000. This increase was primarily attributable to increases in network access fees, electronic imaging, postage, computer software and maintenance cost, and printing cost supporting our increased operating revenue. Network access fees and other costs of operating revenue as a percentage of operating revenue were 35.1% in 2001 compared to 29.4% in 2000. Additionally, we incurred increased legal and other costs associated with our divestitures and credit facility restructuring activities during 2001 totaling $0.7 million. During 2000, we received proceeds from a key-man life insurance policy totaling $0.5 million, which reduced overall cost of operating revenue during such period.

        Depreciation and Amortization of Goodwill

        Depreciation for the year ended December 31, 2001 increased $0.2 million, or 66.7%, to $0.5 million from $0.3 million in 2000. Amortization of intangibles was $1.4 million for each of the years ended December 31, 2001 and 2000. The increase in depreciation was primarily attributable to the amortization of internally developed software costs that were capitalized in 2001 and the depreciation of new property and equipment acquired in 2001.

        Bad Debt Expense

        Bad debt expense for the year ended December 31, 2001 increased $2.7 million, or 450.0%, to $3.3 million from $0.6 million in 2000 due to the related increase in operating revenue, an overall increase in the estimated allowance for doubtful accounts based on historical collection rates, and a $1.2 million additional reserve against certain accounts resulting from customer negotiations.

        Loss on Sale of Investments, Net

        Loss on sale of investments, net for the year ended December 31, 2001 was $2.5 million compared to gain on sale of investments of $0.3 million in 2000. During the second quarter of 2001, we sold all of our shares of HealthAxis, Inc. stock and realized a net pretax loss on the sale of approximately $2.5 million. During the second quarter of 2000, we sold all 109,732 of our shares of Caredata.com, Inc. stock and realized a net pretax gain on the sale of $0.3 million.

        Interest Expense

        Interest expense for the year ended December 31, 2001 increased $1.6 million, or 15.2%, to $12.1 million from $10.5 million in 2000. This increase resulted from increased interest rates on our credit facility from prime plus 1.0%, or 10.5%, at January 1, 2001 to prime plus 6.0%, or 10.75%, at December 31, 2001. In addition, we incurred significant bank charges that were included in interest expense associated with amendments to our credit facility during 2001.

        Other Income and Expense

        Other income for the year ended December 31, 2001 was immaterial. Other expense for the year ended December 31, 2000 was $0.9 million. During the second quarter of 2000, we expensed legal, financial advisory, and other fees associated with the termination of our merger agreement with UICI, a Texas-based financial services firm. We entered into a contract to be acquired by them in October 1999. The transaction was mutually terminated in April 2000.

        Income Taxes

        Provision for income taxes for the year ended December 31, 2001 was $26.8 million compared to a benefit for income taxes of $3.3 million in 2000. During 2001, we were required to establish a $36.5 million valuation allowance on our net deferred tax assets as a result of cumulative losses in recent years, as required by SFAS No. 109, "Income Taxes."

        Discontinued Operations

        Loss from discontinued operations, net of taxes for the year ended December 31, 2001 decreased $58.2 million, or 99.0%, to $0.6 million from $58.8 million in 2000. Loss on sale of discontinued operations, net of taxes for the year ended December 31, 2001 decreased $29.2 million, or 74.3%, to $10.1 million from $39.3 million in 2000. During 2000, these operations were adversely affected by the write-off of $80.3 million of goodwill and contract rights related to the business units sold determined by the selling price of the unemployment compensation and workers' compensation, Ohio workers' compensation managed care organization and self-funded business units sold in 2000, and the definitive agreement signed in April 2001 to sell our third party administration and managing general underwriter business units. The additional losses in 2001 were incurred based on actual results of operations and the terms of the final sale, which occurred in June 2001.

        Extraordinary Loss

        During the second quarter of 2000, we recorded an extraordinary loss of $1.0 million, net of taxes, related to our credit facility. This loss represented $1.5 million of pretax non-interest fees and expenses connected with the prior facility, which were previously subject to amortization over five years. No such gains or losses were recognized during 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our primary sources of cash are fees generated from the healthcare provider discounts that we make available to our network access customers. Our uses of cash consist of payments to PPOs to provide access to their networks for our customers, payments for compensation and benefits for our employees, occupancy and related costs, general and administrative expenses associated with operating our business, debt service obligations, and taxes. We had cash and cash equivalents totaling $1.2 million at December 31, 2002. Net cash flow provided by (used in) operating activities was $1.4 million, $(9.5) million, and $3.2 million during the years ended December 31, 2002, 2001, and 2000, respectively. During 2001, cash flow provided by operating activities was affected by negative cash flows from our discontinued operations.

        HealthPlan Holdings Transaction

        On June 18, 2001, we completed the disposition of our third party administration and managing general underwriter business units with the sale of our subsidiary, HealthPlan Services, Inc. In connection with this non-cash transaction, the buyer, HealthPlan Holdings, Inc., assumed approximately $40.0 million in working capital deficit of the acquired businesses and acquired assets having a fair market value of approximately $30.0 million. At the closing of this transaction, we issued 709,757 shares of our common stock to offset $5.0 million of the assumed deficit. We offset the remaining $5.0 million of this deficit with a long-term convertible subordinated note, which automatically converted into 813,273 shares of common stock on April 12, 2002 in connection with the restructuring of our credit facilities. The note accrued interest prior to its conversion, which we elected to pay through the issuance of 41,552 shares of our common stock. Our agreement with HealthPlan Holdings states that if HealthPlan Holdings does not receive gross proceeds of at least $5.0 million upon the sale of the conversion shares, then we must issue and distribute to them additional shares of our common stock, based on a ten-day trading average price, to compensate HealthPlan Holdings for the difference, if any, between $5.0 million and the amount of proceeds they realize from the sale of the conversion shares. Our agreement with HealthPlan Holdings also requires that we register the conversion shares upon demand. To date, HealthPlan Holdings has made no demand for registration of these conversion shares.

        We entered into a registration rights agreement in favor of HealthPlan Holdings with respect to the 709,757 shares we issued to them at closing. This Registration Rights Agreement required that we file a registration statement covering the issued shares as soon as practicable after the closing of their purchase of such shares. The Agreement also contained provisions requiring redemption of such shares or the issuance of certain additional penalty shares (in the event that our lenders prohibited redemption), if such registration statement did not become effective by certain specified time periods. Because the registration statement we filed with the Securities and Exchange Commission covering such shares was not declared effective within the required time periods, we issued to HealthPlan Holdings the maximum number of penalty shares specified by the registration rights agreement, which was 200,000 shares of our common stock. As of this date, we still have not registered the 709,757 purchased shares.

        Following the sale of HealthPlan Services, we reimbursed HealthPlan Services approximately $4.3 million for pre-closing liabilities that HealthPlan Services settled on our behalf and issued to HealthPlan Holdings 101,969 shares of our common stock as penalty shares relating to certain post closing disputes with respect to those pre-closing liabilities. The primary source of the funds for the reimbursement to HealthPlan Services was the proceeds of July 2001 private placements of our common stock to certain investment accounts managed by DePrince, Race & Zollo, an investment firm. John Race, who was our director at the time, is one of the principals of DePrince, Race & Zollo. In connection with the private placements, which were ratified by our stockholders at our annual meeting in July 2002, we issued an aggregate of 553,500 shares of our common stock in exchange for $3.8 million, which represented a 15.0% discount from the ten-day trading average of our common stock prior to the dates of issuance.

        We are currently in discussions with HealthPlan Holdings to finalize any purchase price adjustments associated with the HealthPlan Services transaction. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. HealthPlan Holdings believes it is due approximately $1.7 million from us related to the transaction, while we believe we have claims against HealthPlan Holdings amounting to approximately $4.5 million (which would be partially offset against other post-closing payments that we have agreed to pay, subject to certain limitations as provided in the transaction documents). In the event that we are unable to resolve these matters directly with HealthPlan Holdings, we will seek to resolve them through binding arbitration as provided for in the purchase agreement.

        Restructured Credit Facility

        On April 12, 2002, we closed a transaction to restructure and refinance our bank debt, which was $69.0 million prior to the closing. Under the terms of the restructured agreement, we entered into a $40.0 million term loan that accrues interest at a variable rate, generally prime plus 1.0%, with interest payments due monthly beginning on April 30, 2002. Quarterly principal payments of $50,000 became due beginning September 30, 2002, and the term loan is payable in full on May 31, 2004. The term loan is collateralized by all of our assets. The restructured credit facility does not include a line of credit or the ability to borrow any additional funds. In exchange for retirement of the remaining amounts due to the lenders, we issued 29,000 shares of our newly authorized Series C convertible preferred stock and an additional note in the amount of $184,872. The Series C convertible preferred stock accrues dividends at 10.0% per annum during the first twelve months from issuance and at 12.0% per annum thereafter. Dividends are payable quarterly in additional shares of Series C convertible preferred stock or, at our option, in cash. We have chosen to pay dividends in the form of additional shares, and to date we have issued to the Series C shareholders an aggregate of 2,092 additional shares of Series C convertible preferred stock. In connection with the restructuring, we issued an additional note to Wachovia Bank, National Association (referred to as Wachovia), the administrative agent for our lending group, in the amount of $64,000 for administrative agent fees. The restructured credit agreement contains certain financial covenants, including minimum monthly EBITDA levels (defined as earnings before interest, taxes, depreciation, and amortization and adjusted for non-cash items deducted in calculating net income and severance, if any, paid to certain of our officers), maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on our operating cash flows, and maximum quarterly and annual extraordinary expenses (excluding certain pending and threatened litigation, indemnification agreements, and certain other matters as defined in the restructured agreement). The required monthly minimum EBITDA levels for the third quarter of 2002 averaged approximately $808,000. The required monthly minimum EBITDA level was $1.0 million from October 2002 through January 2003, and decreased to $700,000 in February 2003. For March 2003 through July 2003, the monthly minimum EBITDA will be $800,000, and it will increase to $1.0 million per month thereafter. From April 12, 2002 through November 30, 2002, we were in compliance with these financial covenants for each reporting period required under the terms of the restructured agreement. During December 2002, we were not in compliance with our EBITDA covenant and we subsequently obtained a waiver from our senior lenders for this non-compliance.

        The accounting treatment for the restructured credit facility complies with the requirements of SFAS No.15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," which requires that a comparison be made between the future cash outflows associated with the restructured facility (including principal, interest and related costs), and the carrying value related to the previous credit facility. The carrying value of the restructured credit facility would be the same as the carrying value of the previous obligations, less the fair value of the preferred stock issued. We obtained an appraisal to determine the fair value of the stock and warrants issued, which indicated the fair value was approximately $29.0 million. No gain or loss was recognized for accounting purposes in connection with the debt restructuring. We recorded a charge during the second quarter of 2002 of $0.4 million upon closing of our debt restructuring for various investment advisory and legal fees incurred in connection with the arrangement of the restructured credit facility.

        In connection with our new credit facility and debt restructuring, we were required to adopt the accounting principles prescribed by Emerging Issues Task Force ("EITF") 00-27. In accordance with the accounting requirements of EITF 00-27, we have reflected approximately $46.7 million as an increase to the carrying value of our Series C convertible preferred stock with a comparable reduction to additional paid-in capital. The amount accreted to the Series C convertible preferred stock is calculated based on (a) the difference between the closing price of our common stock on April 12, 2002 and the conversion price per share available to the holders of our Series C convertible preferred stock, multiplied by (b) our estimate of the number of shares of common stock that will be issued if the shares of our Series C convertible preferred stock are ever converted. Such shares are not convertible until October 12, 2003. This amount is accreted over the contractual life of the Series C convertible preferred stock. This non-cash entry did not affect our net income but did impact the net income deemed available to our common stockholders for reporting purposes during 2002. Net income per share applicable to common stockholders during 2002 was further reduced by preferred stock dividends totaling $2.1 million, paid in 2,092 shares of our Series C convertible preferred stock to the holders of our Series C convertible preferred stock.

        In connection with the closing of the transactions contemplated by the restructured credit agreement, we entered into a letter agreement, as amended, with the lenders and Wachovia, as administrative agent for the lenders and for the holders of the Series C convertible preferred stock. Pursuant to the letter agreement, the lenders, in their capacity as such and as holders of the Series C convertible preferred stock, granted to us an option to consider the entire indebtedness under the credit facility paid in full and to redeem the Series C convertible preferred stock in exchange for payment of $40.0 million plus accrued and unpaid interest under the credit facility and other specified terms. The option expired on September 9, 2002.

        Offering

        On July 19, 2002, we filed an Amended Registration Statement with the Securities and Exchange Commission wherein we offered for sale an aggregate of 5,174,979 shares of our common stock (sometimes referred to as the Offering). During the fourth quarter of 2002, we decided to postpone the Offering indefinitely. Accordingly, during the fourth quarter of 2002 we expensed $1.2 million of costs associated with the Offering. We subsequently filed an application to withdraw the Registration Statement.

        PVC Funding Partners Transaction

        On March 13, 2003, PVC Funding Partners LLC, an affiliate of Commonwealth Associates, LP and Comvest Venture Partners, filed a form 13D with the Securities and Exchange Commission in which they indicated that on March 7, 2003, they acquired from our senior lenders 29,651, or 96.0%, of our outstanding Series C convertible preferred stock. This Series C convertible preferred stock was purchased from the lenders on a prorata basis at a price of $33.50 per share. The original lenders continue to hold the remaining 4.0% of the Series C convertible preferred stock. In connection with the transaction, PVC Funding Partners also acquired $20.5 million in principal amount of our outstanding bank debt from the original lenders.

        There is an intercreditor agreement between PVC Funding Partners and Wachovia Bank, National Association, dated March 7, 2003. The intercreditor agreement provides that, until the occurrence of a Board Shift Event, PVC Funding Partners has all of the rights of the original lenders under the restructured credit agreements, except that (1) PVC Funding Partners' rights to mandatory prepayments and other principal payments prior to the maturity date are subordinated to the original lenders' rights to those payments, and (2) PVC Funding Partners' notes will be voted consistently with and on the same percentage basis as the original lenders with respect to all matters required to be submitted to a vote or consent of the lenders, except for matters related to certain fundamental changes in the loan terms. Upon the first occurrence of a Board Shift Event, which would allow PVC Funding Partners to appoint an additional board member and thus obtain control of our board of directors, PVC Funding Partners has the option of not exercising their right to obtain such control. If, within fifteen days of a first Board Shift Event, PVC Funding Partners notifies the original lenders that they will not exercise their right to control our board, then the original lenders will have the option to repurchase 14,304 of the Series C convertible preferred stock, at a price of $33.50 per share. If PVC Funding Partners exercises their right to obtain control of our board, or fails to timely notify the original lenders that they will not exercise this right, then the debt held by PVC Funding Partners will automatically be subordinated to the debt held by the original lenders.

        Centra Convertible Notes

        As of December 31, 2001, we were in payment default with respect to interest payments due under notes aggregating $4.0 million payable to CENTRA Benefits, Inc. (sometimes referred to as Centra). We originally issued these notes in connection with our 1998 acquisition of a third party administration business from Centra. On April 12, 2002, we restructured these notes in connection with the closing of our restructured credit facility, which required that the maturity date of the notes be extended beyond the maturity date of the restructured facility. Under the restructured terms, we retired the original notes and issued new notes totaling $4.3 million, with a maturity date of December 1, 2004. The restructure notes accrued interest monthly at a compound rate of 12.0% per annum. Interest was payable quarterly in shares of our common stock, as calculated based on the average trading price over the last ten trading days of the quarter, unless Centra elected to receive any quarterly payment in cash on a deferred basis. Centra elected a deferred cash payment, which required us to make the cash interest payment either (1) within 90 days after the end of the fiscal year, to the extent that payment can be paid from available excess cash flow, as permitted by the terms of our restructured credit facility, or (2) on December 1, 2004, the date on which the convertible notes matured. At any time, Centra had the right to convert some or all of the notes to shares of our common stock, based on the lesser of (1) $6.40, (2) the average trading price of our common stock for the ten-day period immediately preceding notice of conversion, or (3) if any shares of the Series C convertible preferred stock have been converted into common stock, then the price at which such shares were converted. These notes were subordinated to the term loan with our senior lenders. In connection with the restructuring of the Centra notes, we issued to Centra warrants for the purchase of an aggregate of 200,000 shares of our common stock at an exercise price of $6.398 per share, subject to adjustment in accordance with the terms of the warrants.

        On March 31, 2003, we renegotiated the terms of the Centra notes. Pursuant to the renegotiated terms, we have extended the maturity date of the notes from December 1, 2004 to April 1, 2006, reduced the interest rate from 12.0% per annum to 6.0% per annum, and fixed the conversion price at $1.00, subject to adjustment in accordance with anti-dilution protections. The previous conversion price was based on the trading price of our common stock. Immediately upon completion of this restructuring, PVC Funding Partners acquired slightly more than 50% of the face value of the notes from Centra. The remaining interest is held by Centra.

        Other Obligations

        In connection with a 1993 acquisition by our former subsidiary, HealthPlan Services, Inc., we assumed a note payable to Cal Group, Inc. As of December 31, 2002, the outstanding balance of the note was approximately $751,000.

        As of March 27, 2002, we retired a subordinated note payable to New England Financial, including accrued interest, totaling approximately $2.5 million, by issuing 274,369 shares of our common stock, based on the closing price of our common stock one day immediately prior to the retirement date of the note, and by issuing a credit for $950,000 payable with in-kind claims repricing services. New England Financial subsequently assigned the 274,369 shares to New England Financial Distributors. We have agreed to register these shares.

        On April 12, 2002, in connection with the restructuring of our credit facility, the maturity date of notes totaling $500,000 was extended to December 1, 2004. The notes are due to William Bennett, a member of our board of directors, and John Race, who was a member of the board at the time that the notes were issued and at the time of the April restructuring. These notes bear interest at prime plus 4.0% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

        In 1994, we obtained a letter of credit in connection with a third party administration contract entered into by HealthPlan Services, our former subsidiary. The letter of credit remained outstanding due to multi-party litigation related to the business administered. In July 2002, we entered into a settlement agreement with respect to the litigation. The letter of credit, which was then in the amount of $4.6 million, was subsequently returned to our senior lenders and canceled. In January 2003, in compliance with the indemnification obligations arising out of our sale of the HealthPlan Services business, we paid $250,000 in connection with the final settlement of the multi-party litigation.

        Capital Expenditures

        We spent $0.3 million and $0.5 million on capital expenditures during the twelve months ended December 31, 2002 and 2001, respectively.

        Liquidity

        We believe that all consolidated operating and financing obligations for the next twelve months will be met from internally generated cash flow from operations, and available cash. Although there can be no assurances, management believes based on available information, it will be able to maintain compliance with the terms of its restructured credit facility, including the financial covenants, for the foreseeable future. Our ability to fund our operations, make scheduled payments of interest and principal on our indebtedness, and maintain compliance with the terms of our restructured credit facility, including our financial covenants, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve the restrictive debt covenants as required under the restructured credit facility, there may be a material adverse effect on our business, financial condition, and results of operations. Management is continuing to explore alternatives to reduce our obligations, recapitalize our company, and provide additional liquidity. There can be no assurances that we will be successful in these endeavors.

INFLATION

        We do not believe that inflation had a material effect on our results of operations for the twelve months ended December 31, 2002 and 2001. There can be no assurance, however, that our business will not be affected by inflation in the future.

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

        REVENUE RECOGNITION

        We earn operating revenues in the form of fees generated from the repricing of medical claims. We generally enter into agreements with our health benefit payer clients that require them to pay a percentage of the cost savings generated from our network discounts with participating providers. These agreements are generally terminable upon 90 days notice. Operating revenues from percentage of savings contracts are generally recognized when claims processing and administrative services have been performed. Operating revenues from customers with certain contingent contractual rights are generally not recognized until the corresponding cash is collected. The remainder of our operating revenues is generated from customers that pay us a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers clients. Operating revenues under such agreements are recognized when the network access services are provided.

        ACCOUNTS RECEIVABLE

        We generate our operating revenue and related accounts receivable from services provided to healthcare payers, such as self-insured employers, medical insurance carriers, third party administrators, HMOs, and other entities that pay claims on behalf of health plans. We also generate operating revenue from services that we provide to participating health care services providers, such as individual providers and provider networks.

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

        IMPAIRMENT OF INTANGIBLE AND LONG-LIVED ASSETS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS"), SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the period in which the recorded value of goodwill and certain intangibles is more than its fair value. On January 1, 2002, we adopted the provisions of each statement applying to goodwill and intangible assets acquired prior to June 30, 2001. These new requirements will impact future period net income by an amount equal to the discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining intangible assets on future business combinations. We completed our impairment tests for 2002 and determined that our goodwill was not impaired.

        INCOME TAXES

        We recognize deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

        NEW ACCOUNTING PRONOUNCEMENTS

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 also eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. We do not expect the adoption of the standard to have any impact on us.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The adoption of SFAS No. 146 will not have an impact on us.

        In November 2002, the FASB issued Financial Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of FAS No. 5, 57 and 107 and rescission of SFAS Interpretation No. 34)," which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45's provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. We do not believe FIN 45 will have an impact on us.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation. The adoption of SFAS No. 148 will not have a material impact on us.

        On January 17, 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which imposes a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The ongoing disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003. We do not believe that FIN 46 will currently have an impact on us.

RISK FACTORS

        Any investor in our stock, and any party considering an investment in our stock, should carefully consider the following factors and cautionary statements, as well as the other information set forth in this Form 10-K. If any of the following risks were to actually occur, our business, financial condition, or results of operations could be materially harmed. As a result, the value of our stock could decline and you could lose all or part of your investment in our stock.

RISKS RELATED TO OUR FINANCIAL OBLIGATIONS AND CAPITAL STRUCTURE

        Failure to comply with financial covenants will cause default under our term loan and, in some cases, may allow Series C preferred stockholders to control our board.

        We completed a restructuring of our credit facilities with our lenders in April 2002. We replaced approximately $69.0 million of indebtedness to our lenders, including outstanding principal and accrued and unpaid interest and bank fees, with a $40.0 million term loan, collateralized by all of our assets. The term loan requires us to achieve financial covenants, including minimum monthly EBITDA levels, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio, and maximum quarterly and annual extraordinary expenses. Failure to comply with the term loan's financial covenants is an event of default and would permit the lenders to immediately require us to repay the term loan. This may have a material adverse effect on our business, operating results and financial condition, and could require us to seek protection under available bankruptcy laws. From April 12, 2002 through November 30, 2002, we were in compliance with these financial covenants for each reporting period required under the terms of the restructured agreement. During December 2002, we were not in compliance with our EBITDA covenant and we subsequently obtained a waiver from our senior lenders for this non-compliance.

        In exchange for retirement of the remaining amounts due to the lenders, we issued to the lenders 29,000 shares of our newly authorized Series C convertible preferred stock. The Series C convertible preferred stockholders are entitled to elect three out of seven members of our board of directors. In addition, the Series C holders may immediately elect one additional member to our board, and thereby gain control of our board, upon the occurrence of specified events. These events include a default of any of our payment obligations or our failure to achieve mandated minimum cash levels.

        On March 7, 2003, PVC Funding Partners, LLC, an affiliate of Commonwealth Associates, LP and Comvest Venture Partners, acquired 29,851 shares, or 96.0%, of our Series C convertible preferred stock, and also acquired $20.5 million in principal amount of our outstanding debt from our senior lenders. In connection with its acquisition of a portion of our debt, PVC Funding Partners has agreed that, subject to certain exceptions for fundamental changes in loan terms, it will vote its debt consistently with and on the same percentage basis as the other senior lenders with respect to all matters submitted or required to be submitted to a vote or consent of senior lenders under our credit agreement.

        Our obligations to issue additional shares of our common stock and to register outstanding and issuable shares may result in substantial dilution of stockholder value.

        We have issued an aggregate of 1,866,551 shares of our common stock in connection with the HealthPlan Holdings transaction. At the closing, we issued to HealthPlan Holdings 709,757 shares of our common stock and a convertible subordinated note, which automatically converted into 813,273 shares of our common stock in April 2002. The number of conversion shares is equal to $5.0 million, divided by $6.14, which was the average closing price of the stock on the New York Stock Exchange during the ten trading days immediately prior to the conversion. Our agreement with HealthPlan Holdings requires that we issue and distribute to them additional shares of our common stock to compensate them to the extent that the amount of proceeds it realizes from the sale of the conversion shares is less than $5.0 million. We have granted HealthPlan Holdings registration rights with respect to these additional shares. During 2001 and 2002, we issued a total of 343,521 additional shares of our common stock in settlement of certain post-closing disputes and to meet certain obligations under the terms of the subordinated note and a registration rights agreement we entered into at closing. We have granted HealthPlan Holding registration rights with respect to their outstanding shares of our common stock, except for 100,000 shares issued as penalty shares under HealthPlan Holdings' registration rights agreement.

        In connection with the restructuring of our credit facility in April 2002, we issued to our senior lenders 29,000 shares of our newly authorized Series C convertible preferred stock, and have issued an additional 2,092 Series C shares as dividends on the stock. On March 7, 2003, PVC Funding Partners, LLC, an affiliate of Commonwealth Associates, LP and Comvest Venture Partners, acquired 29,851 shares of our Series C convertible preferred stock, representing 96.0% of the outstanding Series C convertible preferred stock. At any time after October 12, 2003, the Series C convertible preferred stock may be converted into shares of our common stock at the rate of 703.37 shares of common stock for each preferred share, or a total of 20,996,298 shares (or 55.6%) of our common stock upon full conversion, subject to adjustment. The Series C convertible preferred stock has weighted-average anti-dilution protection and a provision that in no event will the Series C convertible preferred stock convert into less than 51.0% of our outstanding shares of common stock. We granted the Series C convertible preferred stockholders registration rights with respect to the shares of common stock that are issuable upon conversion.

        On March 31, 2003, we renegotiated approximately $4.3 million in convertible notes that were originally issued to Centra Benefit Services, Inc. (sometimes referred to as Centra). In connection with the restructuring, PVC Funding Partners acquired slightly more than 50% of the value of the notes. The remaining interest is held by Centra. At any time, Centra or PVC Funding Partners may convert the notes into shares of our common stock, at a price of $1.00 per share, subject to adjustment in accordance with anti-dilution protections. In connection with the previous restructuring of the convertible notes, we also issued to Centra warrants for the purchase of an aggregate of 200,000 shares of our common stock at an exercise price of $6.398 per share. Centra and PVC Funding Partners have registration rights with respect to all shares of our common stock that are issuable pursuant to the convertible notes and warrants.

        We also have reserved an aggregate of 2,369,050 shares of common stock for future issuance to our officers, non-employee directors, employees, and consultants pursuant to our existing stock incentive plans. We have outstanding options with respect to 1,810,137 of these shares. These shares are all registered pursuant to the Securities and Exchange Act of 1933. At our 2002 Annual Meeting of Stockholders, our stockholders approved the issuance of options to purchase 3.0 million shares of our common stock, subject to completion of a proposed public offering of our stock. During the fourth quarter of 2002, we decided to postpone the offering indefinitely. At our 2003 annual meeting, we expect to request stockholder approval for issuance of options to purchase an aggregate of 3.5 million shares of our common stock, without any condition related to the conclusion of an offering.

        As of March 27, 2002, we retired a subordinated note payable to New England Financial, including accrued interest, totaling approximately $2.5 million, by issuing 274,369 shares of our common stock, based on a per share price of $5.54, which was the closing price of our common stock one day immediately prior to the retirement date of the note. New England Financial subsequently assigned the 274,369 shares to New England Financial Distributors. We have agreed to register these shares.

        In connection with the HealthPlan Holdings transaction and the restructuring of our credit facility, we issued a total of 150,000 shares of our common stock to our senior lenders in 2001 and 2002. We have granted the senior lenders registration rights with respect to these shares.

        On July 9, 2001, we completed a $3.8 million private placement of 553,500 shares of our common stock to certain investment accounts managed by DePrince, Race & Zollo. We have agreed to register these shares.

        Future issuances of substantial amounts of common stock, or the perception that such sales could occur, and the registration of currently unregistered shares, could have a material adverse effect on the value of our common stock. See "Business-Our History" and "Management's Discussion and Analysis of Operations - Liquidity and Capital Resources" for more information regarding the transactions described above.

        Certain of our existing stockholders have significant voting control over matters requiring stockholder approval.

        The holders of our Series C convertible preferred stock may have the right in certain circumstances to vote as a single class with the common stockholders on all matters other than the election of directors on an "as-converted" basis, with each share of Series C convertible preferred stock having a number of votes equal to the number of shares of common stock into which it would be converted. The "as-converted" rights take effect upon the earliest to occur of (1) any default in connection with the payment of principal or interest under our restructured credit facility, after the lapse of any applicable grace period, (2) our failure to redeem all of the Series C convertible preferred stock by October 12, 2003, or (3) the date on which fewer than 12,000 shares of Series C convertible preferred stock are outstanding. In addition to the rights of Series C convertible preferred stockholders, certain holders of our common stock also have significant voting control over matters requiring stockholder approval. As of March 24, 2003, our executive officers, directors, and their affiliates beneficially owned, in the aggregate, approximately 4.2% of our outstanding common stock, and our other existing 5.0% or greater stockholders beneficially owned, in the aggregate, approximately 60.0% of our outstanding common stock. In the event that the Series C convertible preferred stock is converted as described above, based on the number of shares of our common stock outstanding as of March 24, 2003, our executive officers, directors and their affiliates, in the aggregate, would beneficially own approximately 55.5% of our outstanding common stock, and our other existing 5.0% or greater stockholders would beneficially own, in the aggregate, approximately 20.4% of our outstanding common stock.

        We may lack funds for future requirements.

        We may not be able to fund expansion, develop or enhance our products or services, or respond to competitive pressures if we lack adequate funds, which would hurt our business. We do not currently have an available line of credit with a lender, and we manage our business from existing cash flow. We may need to raise additional funds to operate our business, to develop new or enhanced services, or to respond to competitive pressures. Although we are not currently planning to engage in any acquisitions and expect that all our growth will be internally generated, we also may need to raise additional funds in the event that an attractive expansion opportunity were to arise. If we were to raise additional funds by issuing debt securities, we would be required to pay interest on those securities, reducing our earnings and decreasing our available cash. In addition, the interests of holders of our common stock would be subordinated to those of our debt holders if we were to be liquidated. If we were to raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders would be diluted. Any new securities could have rights, preferences, and privileges senior to those of our common stock. In addition, we cannot assure you that we would be able to issue and sell new securities to meet our additional funding needs.

        We have contingent obligations from the sale of our third party administration and managing general underwriter businesses.

        In connection with the sale of our third party administration and managing general underwriter businesses in 2001 and 2000, we incurred indemnification obligations for representations, warranties, and covenants, and for liabilities arising prior to the sale of these businesses. Consequently, we have assumed the defense of a number of claims for liabilities arising prior to the sale of these businesses. In November 2001, Paid Prescriptions LLC initiated a breach of contract action against HealthPlan Services, Inc., one of our former subsidiaries, seeking $1.6 million to $2.0 million in compensation. We are vigorously defending the action, as required by the terms of our sale of the HealthPlan Services business to HealthPlan Holdings, Inc. in June 2001. We also are currently negotiating certain disputes with HealthPlan Holdings, Inc. regarding the HealthPlan Services sale, including a dispute regarding the closing balance sheet of HealthPlan Services. We have accrued approximately $1.2 million in reserves for potential or contingent liabilities. There may be unknown liabilities arising from our contingent obligations for which we have not established reserves or there may be liabilities for which we have not accrued adequate reserves and, if these liabilities were to occur, we might have to reorganize or liquidate under the bankruptcy laws in order to discharge them. We cannot assure you of the outcome of any matter arising under our contingent obligations, and if the outcome is adverse, these obligations could have a material adverse effect on our operating results and financial condition.

RISKS RELATED TO OUR BUSINESS

        A small number of customers account for a significant portion of our operative revenue.

        The loss of one or more of our significant customers could cause our business to suffer. Our top three customers accounted for 19.6% of our operating revenue for the year ended December 31, 2002. These customers may account for a significant portion of our operating revenue throughout 2003, depending upon our ability to grow our business by and with similarly-sized customers in the foreseeable future. Since our customer contracts generally are terminable within 90 days, any of these customers could terminate their relationship with us at any time. In addition, companies in the healthcare industry generally have been consolidating, resulting in a limited number of payers and PPOs controlling an increasing portion of claims. Therefore, we believe that our operating revenue will be largely dependent upon product acceptance by a smaller number of payers and PPOs. If we lose any one of our major customers or any of our major customers negotiate less favorable terms with us, then we will lose operating revenue, which would adversely affect our financial condition and results of operations.

        The terms of our customer contracts provide no guarantee of long-term relationships or payments.

        Our payer customers generally can terminate our NPPN network access contracts for any reason on 90 days' notice. In 2002, we had a customer turnover rate of 3.1%, representing the loss of 23 customer contracts. In addition, the majority of our contracts contain payment terms that are based on a percentage of savings to the customer or on the number of covered employees. In 2002, we experienced a decline in percentage of savings revenue from existing customers due to a decrease in the amount of high dollar claims we received from these customers. Although 2002 revenue from new clients offset revenue lost from departing clients and from decreases in large claim submissions, the termination of additional customer contracts, or our inability to generate significant savings with respect to customer claims, could adversely affect our financial condition and results of operations.

        Our provider arrangements provide no guarantee of long-term relationships.

        All of our contracts with PPOs and providers can be terminated without cause, generally on 90 days' notice. The termination of any PPO contract would render us unable to provide our customers with network access to that PPO, and therefore would adversely affect our ability to reprice claims and derive revenues. Furthermore, as a "network of networks," we rely on our participating PPOs and provider groups to ensure participation by our participating providers. Our PPO contracts generally do not provide us with a direct recourse against a participating provider that chooses not to honor its obligation to provide a discount, or chooses to discontinue its participation in our NPPN network. In 2002, our contracts with three former networks terminated, representing a loss of 138 hospitals and 31,034 physicians. Although we replaced the terminated networks with new network arrangements that in each instance substantially offset these hospital and physician losses, termination of provider contracts or other changes in the manner in which these parties conduct their business are outside of our control and could negatively affect our ability to provide services to our customers.

        Providers have historically been reluctant to participate in secondary networks.

        Our percentage of savings business model sometimes allows a payer to utilize our network discounts in circumstances where our NPPN network is not the payer's primary network. In these circumstances, our NPPN network participating providers are not traditionally given the same assurances of patient flow that they receive when they are part of a primary network. Historically, some providers have been reluctant to participate in network arrangements that do not guarantee a high degree of patient steerage. Although we think that the steerage provided by our payers as a whole and the speed and efficiency with which we provide claims repricing services make NPPN network affiliation an attractive option for providers, there can be no assurance that our business model will not discourage providers from commencing or maintaining an affiliation with our NPPN network.

        Our operating history is not indicative of our future performance.

        We sold several units of our third party administration business in 2000 and sold the balance of that segment, as well as our managing general underwriter business, in June 2001. Revenue from discontinued operations was $0 in 2002, $36.4 million in 2001, and $157.9 million in 2000, which significantly exceeded operating revenue from continuing operations for 2001 and 2000. Operating revenue from continuing operations was $33.1 million, $32.9 million and $27.0 million in 2002, 2001 and 2000, respectively. Accordingly, our operating history is not indicative of our future performance under our new business strategy of increasing the market share of our medical cost containment business and building our business process outsourcing unit. This change in focus has resulted in a significant reduction in the size of our management and support operations. While our network access business historically operated as an independent part of our larger business, this change in focus requires it to operate with less support than was previously available and this may affect its performance. We are also facing new risks and challenges, including a lack of meaningful historical financial data upon which to plan future budgets.

        In addition, our growth rate is partially attributable to healthcare expenditures nationally and the related growth of claims we process. We may not continue to grow in the future, and if we do grow, our growth may not be at or near historical levels.

        Our business model is unproven.

        Although our NPPN network business unit began doing business in 1994, the increasing popularity and use of electronic claims and data processing tools and the Internet have occurred only recently and, as a result, the focus of our business has changed significantly. We did not begin our current focus on being a technology enabled service provider until 2001, when we completed our sale of our third party administration and managing general underwriter businesses to HealthPlan Holdings and began concentrating exclusively on medical cost management. At that time, we also began to build our network and data management business process outsourcing businesses, including our PayerServ and PlanServ products, which did not begin earning revenue until the first quarter of 2002. As new ventures in 2002, PayerServ and PlanServ currently have 24 and 8 customers, respectively. There can be no guarantee that these businesses will acquire new customers or will generate significant operating revenue in the future. Because our business has changed, it is difficult to evaluate due to the new risks and challenges we are facing. You should evaluate our prospects in light of the risks and uncertainties encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. These risks include:

            .   a concentration on relatively few customers;
            .   unproven market acceptance of our new products;
            .   dependence on healthcare payers, provider networks, strategic relationships, and technology solutions;
            .   industry consolidation and increased in-house performance of the services we offer;
            .   unpredictability of operating results and future revenues;
            .   increased competition; and
            .   general economic and market conditions.

        We may not be successful in addressing any or all of these risks. Any failure to address these risks could have a material adverse effect on our business, operating results, and financial condition.

        Our quarterly operating results may be volatile.

        We will have difficulty predicting future revenues because we are implementing a new business strategy with our new network and data management business process outsourcing business. We also will have difficulty in accurately forecasting operating revenues from sales of our services because we do not know the sales cycle involved in selling our new services, and we cannot predict customer claims experience. This makes it difficult to predict the quarter in which sales will occur. Any significant shortfall of operating revenues in relation to our expectations could cause significant declines in our quarterly operating results or cause us to not meet certain financial covenants with our senior lenders.

        We may be unable to adjust fixed expenses to compensate for operating revenue shortfalls.

        Our expense levels are based, in part, on our expectations regarding future operating revenues, and our expenses are generally fixed, particularly in the short term. We may be unable to adjust spending in a timely manner to compensate for unexpected revenue shortfalls. A shortfall in operating revenues or a delay in the collection of outstanding accounts receivable could have an adverse impact on our ability to meet payment obligations or meet financial covenants to our senior lenders and vendors, and could have a material adverse effect on our business, operating results, and financial condition.

        We have many competitors.

        We face competition from HMOs, PPOs, third party administrators, and other managed healthcare companies, such as Blue Cross Blue Shield, McKesson/HBOC, The TriZetto Group, Inc., HealthAxis, Avidyn/ppoOne, Inc., BCE Emergis/eHealth Solutions Group, Concentra, Inc., Beech Street Corporation, MultiPlan, Inc., Private Healthcare Systems (PHCS), and Coalition America, Inc. We believe that, as managed care continues to gain acceptance in the marketplace and more sophisticated technology is adopted, our competition will increase. In addition, legislative reform may intensify competition in the markets we serve. Many of our current and potential competitors have greater financial and marketing resources than we have. We cannot assure you that we will continue to maintain our existing customers or our past level of operating performance. We also cannot assure you that we will be successful with any new products or in any new markets that we may enter.

        We may not be able to successfully manage our growth.

        Our strategy is to expand through internal growth. Expenses arising from efforts to increase our market penetration may have a negative impact on operating results. As a result, we are subject to certain growth-related risks, including the risk that we will be unable to retain personnel or acquire the resources necessary to service our internal growth adequately. While we are pursuing an internal growth strategy, it is possible that we would consider an attractive opportunity for expansion by acquiring another company in our core business, assuming that our resources would permit us to make such an acquisition. If we seek to acquire another company, we may not be able to integrate the acquired business effectively.

        We are highly dependent on our senior management.

        We are highly dependent on our senior management, particularly our Chairman and Chief Executive Officer Phillip S. Dingle and our President and Chief Operating Officer Jeffrey L. Markle. The loss of these members of our senior management team could harm us and our prospects significantly. We have employment agreements with each of Mr. Dingle and Mr. Markle, but these employment agreements do not obligate the executive officers to remain in our employ.

        The inability of our customers to pay for our services could decrease our revenue.

        Our health insurance and HMO payer customers may be required to maintain restricted cash reserves and satisfy strict balance sheet ratios promulgated by state regulatory agencies. In addition, the financial stability of our payer customers may be adversely affected by physician groups or associations within their organizations that become subject to costly litigation or become insolvent. Our ability to collect fees for our services may become impaired if our payer customers are unable to pay for our services because they need to maintain cash reserves, if they fail to maintain required balance sheet ratios, or if they become insolvent. Although we have not experienced any material problems with collecting fees for our services to date, any financial instability of our customers in the future could adversely affect our revenues.

RISKS RELATED TO OUR TECHNOLOGY

        Problems with our computers or other technology could negatively affect our business.

        Aspects of our business depend upon our ability to store, retrieve, process, and manage data and to maintain and upgrade our data processing capabilities. If our data processing capabilities were to be interrupted for any extended period of time, or if we were to lose stored data, experience failures in our backup operations, or experience programming errors, or if other computer problems were to arise, we could lose customers and revenue. We expect that our future growth will depend on our ability to process and manage claims data more efficiently, and to provide more meaningful healthcare information to our customers, than our competitors. We may not be able to efficiently upgrade our systems to meet future demands, and we may not be able to develop, license, or otherwise acquire software to address these market demands as well or as readily as our competitors.

        We are dependent on the growth of the internet and electronic healthcare information markets.

        Many of our products and services, such as ClaimPassXL v. 3.5, our internet repricing system, are geared toward the Internet and electronic healthcare information markets. These markets are in the early stages of development and are rapidly evolving. A number of market entrants have introduced or developed products and services that are competitive with our products and services. We expect that additional companies will continue to enter these markets. In new and rapidly evolving industries, there is significant uncertainty and risk as to the demand for, and market acceptance of, recently introduced products and services. Because the markets for certain of our products and services are new and evolving, we are not able to predict the size and growth rate of those markets with any certainty. We cannot assure you that markets for our products and services will develop or that, if they do, they will be strong and continue to grow at a sufficient pace. If markets fail to develop, develop more slowly than expected, or become saturated with competitors, our business prospects will be impaired.

        Lack of internet security could discourage users of our services.

        The difficulty of securely transmitting confidential information over the Internet has been a significant barrier to conducting e-commerce and engaging in sensitive communications over the Internet. Our strategy relies in part on the use of the Internet to transmit confidential information. We believe that any well-publicized compromise of Internet security may deter people from using the Internet to conduct transactions that involve transmitting confidential healthcare information. We rely largely on our security systems, confidentiality procedures, and employee non-disclosure agreements to maintain the confidentiality and security of confidential information. It is possible that third parties could penetrate our network security or otherwise misappropriate patient information and other data. If this happens, our operations could be interrupted, and we could be subject to liability. We may have to devote significant financial and other resources to protecting against security breaches or to alleviating problems caused by breaches. We could face financial loss, litigation, and other liabilities to the extent that our activities or the activities of third party contractors involving the storage and transmission of confidential information like patient records or credit information are compromised. In addition, we could incur additional expenses if new regulations regarding the use of personal information are introduced.

        Our intellectual property needs constant protection.

        We rely largely on our own security systems, confidentiality procedures, and employee nondisclosure agreements to maintain the confidentiality and security of our proprietary information, including our trade secrets and internally developed computer applications. If third parties gain unauthorized access to our information systems, or if anyone misappropriates our proprietary information, this may have a material adverse effect on our business and results of operations. In addition, our technology has not been patented nor have we registered any copyrights with respect to such technology. Trade secrets laws offer limited protection against third party development of competitive products or services. Lacking the protection of patents or registered copyrights for our internally-developed software and software applications, we are more vulnerable to misappropriation of our proprietary technology by third parties or competitors. Because we believe that our software and software applications are valuable to us, the failure to adequately protect our technology could adversely affect our business.

        We may be subject to trademark and service mark infringement claims in the future.

        As our competitors' healthcare information systems increase in complexity and overall capabilities, and the functionality of these systems further overlap, we could be subject to claims that our technology infringes on the proprietary rights of third parties. These claims, even if without merit, could subject us to costly litigation and could require the resources, time, and attention of our technical, legal, and management personnel to defend. The failure to develop non-infringing technology or trade names, or to obtain a license on commercially reasonable terms, could adversely affect our operations and revenues.

        If our ability to expand our network infrastructure is constrained in any way, we could lose customers and damage our operating results.

        We must continue to expand and adapt our network and technology infrastructure to accommodate additional users, increased transaction volumes, and changing customer requirements. We may not be able to accurately project the rate or timing of increases, if any, in the volume of transactions we reprice or otherwise service or be able to expand and upgrade our systems and infrastructure to accommodate such increases. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis, at a commercially reasonable cost or at all. Our current information systems, procedures, and controls may not continue to support our operations while maintaining acceptable overall performance and may hinder our ability to exploit the market for healthcare applications and services. Service lapses could cause our users to switch to the services of our competitors.

RISKS RELATED TO OUR INDUSTRY

        Government regulation of the healthcare industry may change and adversely affect our business.

        As a participant in the healthcare industry, we are affected by or may be affected by regulations related to privacy of patient information, provider contracting, claims adjudication procedures, licensing, and the Internet.

During the past several years, the healthcare industry has been subject to increasing levels of government regulation of reimbursement rates and certain capital expenditures, among other things. In addition, federal and state governments have considered proposals to reform the healthcare system. These proposals, if enacted, may further increase government involvement in healthcare, lower reimbursement rates, and otherwise adversely affect the healthcare industry, which could adversely affect our business. The impact of regulatory developments in the healthcare industry is complex and difficult to predict, and our business could be adversely affected by existing or new healthcare regulatory requirements or interpretations. While we believe our operations are in material compliance with the applicable laws as currently interpreted, the regulatory environment in which we operate may change significantly in the future, which could restrict our existing operations, expansion, financial condition, or opportunities for success. See "Business - Government Regulation."

        Consolidation in the healthcare industry may give our customers greater bargaining power and lead us to reduce our prices.

        Many healthcare industry participants are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, competition to provide products and services such as those we provide will become more intense, and the importance of establishing and maintaining relationships with key industry participants will become greater. These industry participants may try to use their market power to negotiate price reductions for our products and services. If we are forced to reduce our prices, our margins will decrease, unless we are able to achieve corresponding reductions in expenses.

RISKS RELATED TO OUR COMMON STOCK

        Our stock price has been volatile and may continue to fluctuate.

        Our common stock has experienced significant price and volume fluctuations. Our stock price ranged from a high of $6.40 per share to a low of $0.73 per share during the year ended December 31, 2002. On March 24, 2003, our closing common stock price was $0.99 per share. These fluctuations are not necessarily directly related to our operating performance. Our common stock may not continue to trade at the current price level. See "Market for Registrant's Common Equity and Related Stockholder Matters" for more information on the trading price of our common stock. The market price for our common stock may continue to fluctuate widely in response to factors such as the following:

            .   failure to meet our product development and sales milestones;
            .   failure to comply with our debt and Series C convertible
                preferred stock covenants;
            .   demand for our common stock;
            .   technological innovations by us or our competitors or in
                competing technologies;
            .   new product announcements by us or by our competitors;
            .   timeliness in introduction of new products;
            .   announcements by us or our competitors of significant contracts, acquisitions, partnerships, joint ventures, or capital
                commitments;
            .   failure to successfully build our new outsourcing business units;
            .   operating revenues and operating results failing to meet the expectations of securities analysts or investors in any quarter;
            .   announcements by third parties of significant claims or
                proceedings against us;
            .   disclosure of unsuccessful results in our efforts to expand our ability to market, sell and provide our services or in our ability to enhance our existing products or develop new
                products;
            .   changes in financial estimates by securities analysts;
            .   investor perception of our industry or its prospects; and
            .   general technological or economic trends.

Many of these factors are beyond our control. In addition, the stock market has in the past experienced price and volume fluctuations that have particularly affected companies in the healthcare and managed care markets, resulting in changes in the market price of the stock of many companies that may not have been directly related to the operating performance of those companies.

        The volatility of our common stock or substantial dilution to our stockholders could subject us to costly litigation.

        Some companies that have experienced volatility in the market price of their stock or have had their stock subject to substantial dilution have been sued in securities class action litigation. In light of the fluctuations in our stock price and dilution to our stockholders, it is possible that we may be the subject of securities class action litigation in the future. This type of litigation is generally costly and often results in a diversion of management's attention and resources and could harm our business, prospects, results of operations, and financial condition.

        Provisions contained in Delaware law, our charter, and our bylaws may restrict the ability of a third party to take over our company, prevent investors from receiving a "control premium" for their shares, and prevent or frustrate any attempt to replace or remove the current management of our company by our stockholders.

        Provisions contained in our amended and restated certificate of incorporation and bylaws, as well as Delaware corporate law, may delay, defer, or prevent an attempt by a third party to take over our company, which may prevent our stockholders from receiving a "control premium" for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities of our stockholders to receive a premium over then-prevailing market prices for their common stock. In addition, such provisions may prevent or frustrate our stockholders from replacing or removing our current management.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our existing Agreements. Our fixed rate debt consists primarily of outstanding balances on our notes issued to C G Insurance Services, Inc., and the former owner of CENTRA HealthPlan LLC. Our variable rate debt relates to borrowings under our Term Loan Agreement effective April 12, 2002 and notes issued to certain of our board of directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

        The following table presents the future minimum operating lease obligations and the future principal payment obligations, and the weighted-average interest rates associated with our long-term debt instruments as of December 31, 2002 (in thousands). These amounts have been adjusted to reflect our restructured debt arrangements:

                                              2003      2004        2005       2006        2007    THEREAFTER
                                            -------   --------   --------   ---------   --------   ----------
   Operating leases .....................   $   698   $    665   $    631   $     624   $    622   $     582
   Long-term debt fixed
    rate (interest rates ranging
    from 5.75% to 12.0%) ................   $     -   $  5,039   $      -   $       -   $      -   $       -
   Long-term debt variable rate
    (interest at prime plus 1%
    and prime plus 4%) ..................   $   356   $ 40,149   $      -   $       -   $      -   $       -

        Our primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants, and (iii) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

        During 2001, we managed interest rate risk on our variable rate debt by using two separate interest rate swap agreements. The agreements, which expired in September and December 2001, effectively converted $40.0 million of variable rate debt under our prior line of credit to fixed rate debt at a weighted average interest rate of 6.18%. As of December 31, 2002 and 2001, we did not have any outstanding interest rate swap arrangements.

        A 1.0% increase in interest rates due to increased rates nationwide would result in additional annual interest expense of approximately $0.4 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The response to this item will be included in our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 22, 2003, under "Proposal 1: Election of Directors," "Additional Information Concerning Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The response to this item will be included in our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 22, 2003, under "Compensation of Executive Officers," "Compensation Committee Interlocks and Insider Participation," and "Additional Information Concerning Directors," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this item will be included in our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 22, 2003, under "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The response to this item will be included in our definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 22, 2003, under "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions," and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

        Based on their most recent review, which was completed within 90 days of the filing of this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     (1)     The following consolidated financial statements of PlanVista
                Corporation and its subsidiaries are filed as part of this Form
                10-K starting at page F-1:

                Report of Independent Certified Public Accountants

                Consolidated Balance Sheets -- December 31, 2002 and 2001

                Consolidated Statements of Operations -- Years ended December 31, 2002, 2001, and 2000

                Consolidated Statements of Changes in Stockholders' Equity -- Years ended December 31, 2002, 2001, and 2000

                Consolidated Statements of Cash Flows -- Years ended December 31, 2002, 2001, and 2000

                Notes to Consolidated Financial Statements

        (2)     Report of Independent Accountants on Financial Statement
                Schedule

                Schedule II -- Valuation and Qualifying Accounts for each of the Years ended December 31, 2002, 2001, and 2000

        (3)     Exhibits included or incorporated herein:

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBITS
--------        -----------------------

2.1 Acquisition Agreement dated May 17, 1996 between HealthPlan Services Corporation, Consolidated Group, Inc., Consolidated Group Claims, Inc., Consolidated Health Coalition, Inc., and Group Benefit Administrators Insurance Agency, Inc., the named Shareholders, and Holyoke L. Whitney as shareholders' Representative (incorporated by reference to Exhibit 2 to the HealthPlan Services Corporation Form 8-K Current Report, SEC file number 1-13772, filed on July 15, 1996).

2.2 Plan and Agreement of Merger dated May 28, 1996 between HealthPlan Services Corporation, HealthPlan Services Alpha Corporation, Harrington Services Corporation, and Robert Chefitz as Shareholders' Representative (incorporated by reference to the HealthPlan Services Corporation Form 8-K Current Report, SEC file number 1-13772, filed on July 16, 1996).

2.3 Stock Purchase Agreement dated December 18, 1996 by and among Noel Group, Inc., Automatic Data Processing, Inc., and HealthPlan Services Corporation (incorporated by reference to
                Exhibit 2.1 to the Noel Group, Inc.'s Current Report on Form 8-K, SEC file number 000-19737, filed on February 21, 1997).

2.4 Amended and Restated Acquisition Agreement dated May 15, 1998 by and among HealthPlan Services Corporation, National Preferred Provider Network, Inc., and other parties named therein (incorporated by reference to Exhibit 2.8 to the HealthPlan Services Corporation Annual Report on Form 10-K filed on March 30, 1999).

2.5 Subscription and Asset Contribution Agreement dated June 16, 1998 by and between CENTRA HealthPlan LLC, and its prospective members: HealthPlan Services, Inc., and CENTRA Benefit Services, Inc. (incorporated by reference to Exhibit 2.8 to the HealthPlan Services Corporation 1998 Annual Report and Form 10-K filed on March 30, 1999).

2.6 Asset Purchase Agreement effective July 5, 2000, by and between HealthPlan Services, Inc. and Sheakley-Uniservice, Inc. (incorporated by reference to Exhibit 2.12 to the PlanVista Corporation Annual Report on Form 10-K, filed on April 11,
                2001).

2.7 Asset Purchase Agreement dated as of August 28, 2000, by and between Trewit, Inc., HealthPlan Services, Inc., Montgomery Management Corporation, and HealthPlan Services Corporation; Amendment to Asset Purchase Agreement effective as of October 25, 2000, by and between HealthPlan Services, Inc., Montgomery Management Corporation, HealthPlan Services Corporation, Trewit, Inc., and Harrington Benefit Services, Inc.; Post-Closing Amendment to Asset Purchase Agreement and Escrow Agreement dated as of January 12, 2001, by and between HealthPlan Services, Inc., HealthPlan Services Corporation, Trewit, Inc., and Harrington Benefit Services, Inc., and for purposes of the Escrow Agreement Amendment, Wells Fargo Bank Minnesota (incorporated by reference to Exhibit 2.13 to the PlanVista Corporation Annual Report on Form 10-K, filed on April 11,
                2001).

2.8 Asset Purchase Agreement dated September 15, 2000, by and among ProHealth, Inc., Sheakley Unicomp, Inc., and HealthPlan Services, Inc. (incorporated by reference to Exhibit 2.14 to the PlanVista Corporation Annual Report on Form 10-K, filed on April 11, 2001).

2.9 Stock Purchase Agreement dated as of April 1, 2001, by and between HealthPlan Holdings, Inc. and HealthPlan Services Corporation (incorporated by reference to Exhibit 2.15 to the PlanVista Corporation Annual Report on Form 10-K, filed on April 11, 2001); First Amendment to Stock Purchase Agreement dated as of June 18, 2001 (incorporated by reference to Exhibit 2.3 to the PlanVista Corporation Registration Statement #333-66540 on Form S-1 filed on August 1, 2001).

2.10 Certificate of Ownership and Merger merging PlanVista Corporation and HealthPlan Services Corporation effective April 13, 2001 (incorporated by reference to Exhibit 99.2 to the HealthPlan Services Corporation Form 8-K Current Report filed on April 20, 2001).

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the PlanVista Corporation Amendment No. 1 to Registration Statement #333-66540 on Form S-1/A filed on May 24, 2002).

3.2 By-laws, as amended (incorporated by reference to Exhibit 3.2 to the PlanVista Corporation Amendment No. 1 to Registration Statement #333-66540 on Form S-1/A filed on May 24, 2002).

4.1 Excerpts from the Certificate of Incorporation, as amended (included in Exhibit 3.1).

4.2             Excerpts from the By-laws, as amended (included in Exhibit 3.2).

4.3 Specimen common stock certificate (incorporated by reference to Exhibit 4.3 to the HealthPlan Services Corporation Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

4.4             Specimen Series C convertible preferred stock certificate.

4.5             (a)     Forbearance Agreement dated as of September 1, 2001 by
                        and among PlanVista Corporation, First Union National
                        Bank, and the other lenders named therein (incorporated by reference to the PlanVista Corporation Form 8-K, filed on September 17, 2001).

                (b) First Amendment to Forbearance Agreement dated as of September 30, 2001, by and among PlanVista Corporation, First Union National Bank, and the other lenders named therein; Second Amendment and Limited Waiver to Forbearance Agreement dated as of October 19, 2001, by and among PlanVista Corporation, First Union National Bank, and the other lenders named therein; Third Amendment and Limited Waiver to Forbearance

                        Agreement dated as of November 11, 2001, by and among PlanVista Corporation, First Union National Bank, and the other lenders named therein (incorporated by reference to Exhibit 10.12(e) to the PlanVista Corporation Quarterly Report on Form 10-Q/A, filed on November 14, 2001).

                (c) Fifth Amendment and Limited Waiver to Forbearance Agreement dated as of January 31, 2002, by and among PlanVista Corporation, First Union National bank, and the other lenders named therein; Sixth Amendment to Forbearance Agreement dated as of March 15, 2002, by and among PlanVista Corporation, First Union National Bank, and the other lenders named therein (incorporated by reference to Exhibit 10.12(h) to the PlanVista Corporation 2001 Annual Report on Form 10-K filed on April 16, 2002).

                (d) Third Amended and Restated Credit Agreement dated as of April 12, 2002, by and among PlanVista Corporation, Wachovia Bank, National Association (f/k/a First Union National Bank), and the other lenders named therein (incorporated by reference to Exhibit 10.12(i) to the PlanVista Corporation 2001 Annual Report on Form 10-K filed on April 16, 2002).

                (e) Series C Convertible Preferred Stock Issuance and Restructuring Agreement dated as of April 12, 2002, by and among PlanVista Corporation, Wachovia Bank, National Association (f/k/a First Union National Bank), as administrative agent, and the other lenders named therein (incorporated by reference to Exhibit 10.12(j) to the PlanVista Corporation 2001 Annual Report on Form 10-K, filed on April 16, 2002).

                (f) Stockholders Agreement dated as of April 12, 2002, by and among PlanVista Corporation and the Series C Stockholders named therein (incorporated by reference to Exhibit 10.12(k) to the PlanVista Corporation 2001 Annual Report on Form 10-K, filed on April 16, 2002).

                (g) Certificate of Designation of Series and Determination of Rights and Preferences of Series C Convertible Preferred Stock of PlanVista Corporation as filed with the Secretary of State of Delaware on April 8, 2002 (included in Exhibit 3.1).

                (h) Letter Agreement dated April 12, 2002, by and among PlanVista Corporation, Wachovia Bank, National Association (f/k/a First Union National Bank), as administrative agent, and the other lenders named therein (incorporated by reference to Exhibit 10.12(m) to the PlanVista Corporation 2001 annual Report on Form 10-K, filed on April 16, 2002), as amended and restated by the Letter Agreement dated as of June 28, 2002, by and among PlanVista Corporation, Wachovia National Association, as administrative agent, and the other lenders named therein (incorporated by reference to Exhibit 10.12(m) to the PlanVista Corporation 2001 Annual Report on Form 10-K, filed on April 16, 2002).

                (i) Promissory Note dated April 12, 2002, by and among PlanVista Corporation, Wachovia Bank, National Association (f/k/a First Union National Bank), as administrative agent, and the other lenders noted therein (incorporated by reference to Exhibit 10.12(m) to the PlanVista Corporation 2001 Annual Report on Form 10-K, filed on April 16, 2002).

                (j) First Amendment and Limited Waiver to Third Amended and Restated Credit Agreement dated February 25, 2003 by and among PlanVista Corporation, PlanVista Solutions, Inc., the Lenders listed on the signature pages thereto, Wachovia Bank, as administrative agent and for purposes of Section 5 thereof, the Credit Parties listed on the signature pages thereto.

                (k) Limited Waiver to Third Amended and Restated Credit Agreement dated March 6, 2003 by and among PlanVista Corporation, PlanVista Solutions, Inc., the lenders listed on the signature pages thereto and Wachovia Bank, National Association, as administrative agent.

4.6 Intercreditor Agreement dated March 7, 2003, by and between PVC Funding Partners, LLC and Wachovia Bank, National Association, as administrative agent under the credit agreement and the Series C issuance agreement described therein (incorporated by reference to Exhibit 1 to Schedule 13D filed jointly by PVC Funding Partners, LLC, Comvest Venture Partners, L.P., Commonwealth Associates, L.P., Michael S. Falk an Harold S. Blue, on March 13, 2003).

4.7 Amended and Restated Convertible Promissory Notes of HealthPlan Services Corporation (n/k/a PlanVista Corporation) dated June 16, 1998, payable to Centra Benefit Services, Inc. in the principal amounts listed therein.

4.8 Amended and Restated Subordinated Promissory Note of PlanVista Corporation dated April 12, 2002, payable to William L. Bennett in the principal amount of $250,000.

4.9 Amended and Restated Subordinated Promissory Note of PlanVista Corporation dated April 12, 2002, payable to John D. Race in the principal amount of $250,000.

4.10 Asset Sale Agreement dated May 27, 1993, by and among Plan Services, Inc. (n/k/a PlanVista Corporation), CG Insurance Services, Inc. and Renny V. Thomas.

10.1 HealthPlan Services Corporation 1996 Employee Stock Option Plan (compensatory plan) (incorporated by reference to Exhibit 10.6 to the HealthPlan Services Corporation 1996 Annual Report on Form 10-K, SEC filed number 1-13772, filed on March 31, 1997).

10.2 Amended and Restated HealthPlan Services Corporation 1996 Employee Stock Option Plan (compensatory plan) (incorporated by reference to Exhibit 4.3 to the HealthPlan Services Corporation Form S-8 Registration Statement #333-31913, filed on July 23,
                1997).

10.3 HealthPlan Services Corporation 1995 Incentive Equity Plan (compensatory plan) (incorporated by reference to Exhibit 10.7 to the HealthPlan Services Corporation Form S-1 Registration Statement #33-90472, filed on May 18, 1995).

10.4 1995 HealthPlan Services Corporation Directors Stock Option Plan (compensatory plan) (incorporated by reference to Exhibit 10.10 to the HealthPlan Services Corporation Form S-1 Registration Statement #33-90472, filed on May 18, 1995); Amendment adopted as of October 10, 2000 (incorporated by reference to Exhibit
                10.6 to the PlanVista Corporation Annual Report on Form 10-K/A, filed on April 20, 2001).

10.5 Amended and Restated HealthPlan Services Corporation 1997 Directors Equity Plan (compensatory plan) (incorporated by reference to Exhibit 4.3 to the HealthPlan Services Corporation Form S-8 Registration Statement #333-31915, filed on July 23,
                1997).

10.6 HealthPlan Services Corporation 1998 Officer Bonus Plan Summary (compensatory plan) (substantially similar to 1999, 2000, and 2001 plans) (incorporated by reference to Exhibit 10.17 to the HealthPlan Services Corporation Annual Report on Form 10-K filed on March 30, 1999).

10.7 Employment and Noncompetition Agreement dated as of June 1, 2000, by and between HealthPlan Services Corporation and Phillip
                S. Dingle, including Amendment thereto dated January 30, 2001 (management contract) (incorporated by reference to Exhibit
                10.24 to the PlanVista Corporation Annual Report on Form 10-K, filed on April 11, 2001).

10.8 Employment and Noncompetition Agreement dated as of June 1, 2001, by and between PlanVista Corporation and Jeffrey L. Markle (incorporated by reference to Exhibit 10.10 to the PlanVista Corporation Registration Statement #333-66540 on Form S-1 filed on August 1, 2001).

10.9 Registration Rights Agreement dated as of June 18, 2001, by and between PlanVista Corporation and HealthPlan Holdings, Inc, (incorporated by reference to Exhibit 4.1 to the PlanVista Corporation Registration Statement #333-66540 on Form S-1 filed on August 1, 2001).

10.10 Registration Rights Agreement dated as of July 2, 2001, by and between PlanVista Corporation, First Union National Bank and the Holders listed on the signature pages thereof (incorporated by reference to Exhibit 4.2 to the PlanVista Corporation Registration Statement #333-66540 on Form S-1 filed on August 1,
                2001).

10.11 Stock Purchase and Registration Rights Agreement dated as of July 5, 2001, by and between PlanVista Corporation and DePrince, Race & Zollo, Inc. on behalf of the Purchasers named therein (incorporated by reference to Exhibit 4.3 to the PlanVista Corporation Registration Statement #333-66540 on Form S-1 filed on August 1, 2001).

10.12 Letter Agreement dated as of March 8, 2002, by and between New England Financial and PlanVista Corporation; Clarification of Letter Agreement dated as of March 18, 2002, by and between New England Financial and PlanVista Corporation (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the PlanVista Corporation Registration Statement #333-66540 on Form S-1/A filed on May 24, 2002).

10.13 Letter Agreement dated as of July 26, 2002, by and between HealthPlan Holdings, Inc. and PlanVista Corporation; Letter Agreement dated as of July 1, 2002, by and between HealthPlan Holdings, Inc. and PlanVista Corporation (incorporated by reference to Exhibit 4.7(b) to Amendment No. 4 to the PlanVista Corporation Registration Statement #333-66540 on Form S-1/A filed on August 6, 2002).

10.14 Letter Agreement dated as of July 22, 2002, by and among PlanVista Corporation, Wachovia Bank, National Association, as administrative agent, and the other lenders listed on the signature pages thereto (incorporated by reference to Exhibit 4.8(b) to Amendment No. 4 to the PlanVista Corporation Registration Statement #333-66540 on Form S-1/A filed on August 6, 2002).

10.15 Letter Agreement dated as of June 28, 2002, by and between PlanVista Corporation, Wachovia Bank, National Association, as administrative agent, and the other lenders listed on the signature pages thereto (Incorporated by reference to Exhibit
                4.8 to Amendment No. 3to the PlanVista Corporation Registration Statement 333-66540 on Form S-1/A filed on July 19, 2002).

10.16           Lease Agreement dated as of July 14, 1994, by and between D. K.
                Third Party Administrators, Inc. (n/k/a PlanVista Solutions, Inc.) and Wisner Professional Building, Inc., as amended on December 7, 1995, April 3, 1997, and February 5, 1998, by Addendum to Lease between Wisner Professional Building, Inc. and
                D. K. Third Party Administrators, Inc. (n/k/a PlanVista Solutions, Inc.) (incorporated by reference to Exhibit 10.14 to the PlanVista Corporation Registration Statement #333-66540 on Form S-1 filed on August 1, 2001).

10.17 Lease Agreement dated as of January 9, 2002, by and between PlanVista Corporation and Metropolitan Life Insurance Company (incorporated by reference to the PlanVista Corporation Registration Statement #333-66540 on Form S-1 filed on August 1,
                2001).

10.18 Letter Agreement dated March 5, 2003 between Commonwealth Group Holdings, LLC and PlanVista Corporation.

11.1 Statement regarding computation of per share earnings: not required because the relevant computations can be clearly determined from the material contained in the financial statements included herein.

21.1            Subsidiaries of the registrant.

23.1            Consent of PricewaterhouseCoopers LLP.

(b) We filed the following Current Reports on Form 8-K during the twelve months ended December 31, 2002:

                Form 8-K Current Report, filed on January 25, 2002, with respect to our agreement with our senior lenders to certain key terms and conditions to restructure our credit facilities and replace our existing credit facilities.

                Form 8-K Current Report, filed on July 24, 2002, with respect to our earnings announcement for the quarter ended June 30, 2002 and the filing of our Amendment No. 3 to our registration statement on form S-1.

                Form 8-K Current Report, filed on August 8, 2002, with respect to a press release that was released on August 8, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PlanVista Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on the 31st day of March, 2003.

                                       PLANVISTA CORPORATION

                                       By: /s/ Phillip S. Dingle
                                       -----------------------------------------
                                       Phillip S. Dingle
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)

                                       By: /s/ Donald W. Schmeling
                                       ----------------------------------------
                                       Donald W. Schmeling
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

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

SIGNATURE                   TITLE                              DATE
---------                   -----                              ----

/s/ Phillip S. Dingle       Chairman of the Board and Chief    March 31, 2003
------------------------    Executive Officer
    Phillip S. Dingle

/s/ William L. Bennett      Vice Chairman of the Board         March 31, 2003
------------------------
    William L. Bennett

/s/ Harold S. Blue          Director                           March 31, 2003
------------------------
    Harold S. Blue

/s/ Dr. Richard Corbin      Director                           March 31, 2003
------------------------
    Dr. Richard Corbin

/s/ Michael S. Falk         Director                           March 31, 2003
------------------------
    Michael S. Falk

/s/ Martin L. Garcia        Director                           March 31, 2003
------------------------
    Martin L. Garcia

/s/ James K. Murray III     Director                           March 31, 2003
------------------------
    James K. Murray III

                                 CERTIFICATIONS

        I, Phillip S. Dingle, certify that:

        1. I have reviewed this annual report on Form 10-K of the registrant, PlanVista Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 31, 2003                     /s/ Phillip S. Dingle
                                            ------------------------------------
                                            Phillip S. Dingle
                                            Chairman and Chief Executive Officer

                                 CERTIFICATIONS

        I, Donald W. Schmeling, certify that:

        1. I have reviewed this annual report on Form 10-K of the registrant, PlanVista Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003                /s/ Donald W. Schmeling
                                       -----------------------------------------
                                       Donald W. Schmeling
                                       Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of PlanVista Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of PlanVista Corporation and its subsidiaries (PlanVista or the Company) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of PlanVista's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8, the Company changed its method of accounting for amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Asset", effective January 1, 2002.


/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
March 20, 2003
Tampa, Florida

                              PLANVISTA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                               DECEMBER 31,
                                                                                   --------------------------------------
                                                                                         2002                 2001
                                                                                   -----------------    -----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents .................................................      $           1,198    $             395
  Accounts receivable, net of allowance for doubtful
   accounts of $1,985 and $6,236 at December 31,
   2002 and 2001, respectively ..............................................                  7,989                7,319
  Prepaid expenses and other current assets .................................                    174                  327
  Refundable income taxes ...................................................                  1,600                  608
                                                                                   -----------------    -----------------
          Total current assets ..............................................                 10,961                8,649
Property and equipment, net .................................................                  1,541                1,804
Other assets, net ...........................................................                    678                  267
Goodwill, net ...............................................................                 29,405               29,405
                                                                                   -----------------    -----------------
          Total assets ......................................................      $          42,585    $          40,125
                                                                                   =================    =================
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ..........................................................      $           2,903    $           3,308
  Accrued liabilities .......................................................                  5,574               12,934
  Deferred revenue ..........................................................                    950                    -
  Current portion of long-term debt .........................................                    356                  308
                                                                                   -----------------    -----------------
          Total current liabilities .........................................                  9,783               16,550
Long-term debt and notes payable ............................................                 45,188               75,778
Other long-term liabilities .................................................                  1,003                1,087
                                                                                   -----------------    -----------------
          Total liabilities .................................................                 55,974               93,415
                                                                                   -----------------    -----------------
Commitments and contingencies

Common stock with make-whole provision (813,273 shares) .....................                  5,000                    -

Stockholders' equity (deficit):
  Series C convertible preferred stock, $0.01 par value, 40,000 shares
   authorized, 31,092 shares issued and outstanding at December 31, 2002 ....                 77,217                    -
  Common stock, $0.01 par value, 100,000,000 authorized, 15,956,021 shares
    issued at December 31, 2002 and, 15,445,880 at December 31, 2001 ........                    159                  154
  Additional paid-in capital ................................................                 45,602               92,335
  Treasury stock at cost, 1,944 shares at December 31, 2002 and 13,597 at
   December 31, 2001 ........................................................                    (38)                (265)
  Deficit ...................................................................               (141,329)            (145,514)
                                                                                   -----------------    -----------------
          Total stockholders' equity  (deficit) .............................                (18,389)             (53,290)
                                                                                   -----------------    -----------------
          Total liabilities and stockholders' equity ........................      $          42,585    $          40,125
                                                                                   =================    =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              PLANVISTA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                      YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------------
                                                                              2002                2001              2000
                                                                       ----------------    ---------------   ----------------
Operating revenue ..................................................   $         33,141    $        32,918   $         26,964
                                                                       ----------------    ---------------   ----------------
Cost of operating revenue:
  Marketing allowances .............................................                559                308                295
  Personnel expense ................................................              8,474              9,137              8,301
  Network access fees ..............................................              5,122              5,343              3,896
  Other ............................................................              5,267              6,213              3,993
  Depreciation .....................................................                528                467                303
                                                                       ----------------    ---------------   ----------------
       Total cost of operating revenue .............................             19,950             21,468             16,788
                                                                       ----------------    ---------------   ----------------
  Bad debt expense .................................................              3,356              3,348                649
  Offering costs ...................................................              1,213                  -                  -
  Amortization of goodwill .........................................                  -              1,378              1,380
  Loss on impairment of intangible assets ..........................                  -                  -              5,513
  Loss (gain) on sale of investments, net ..........................                  -              2,503               (332)
  Interest expense .................................................              5,628             12,098             10,489
  Other (income) expense ...........................................                  -               (175)               868
                                                                       ----------------    ---------------   ----------------
       Total expenses ..............................................             30,147             40,620             35,355
                                                                       ----------------    ---------------   ----------------

Income (loss) before (benefit) provision for income taxes,
 discontinued operations, loss on sale of discontinued operations, extraordinary loss, and cumulative effect of change in accounting
 principle .........................................................              2,994             (7,702)            (8,391)
(Benefit) provision for income taxes ...............................             (1,191)            26,811             (3,263)
                                                                       ----------------    ---------------   ----------------

Income (loss) before discontinued operations, loss on sale of discontinued operations, extraordinary loss and cumulative effect
 of change in accounting principle .................................              4,185            (34,513)            (5,128)
Loss from discontinued operations, net of taxes ....................                  -               (555)           (58,804)
Loss on sale of discontinued operations, net of taxes ..............                  -            (10,077)           (39,333)
Extraordinary loss, net of taxes ...................................                  -                  -               (954)
Cumulative effect of change in accounting principle, net of taxes ..                  -                (76)              (258)
                                                                       ----------------    ---------------   ----------------
Net income (loss) ..................................................              4,185            (45,221)          (104,477)
Preferred stock accretion and preferred stock dividends ............            (48,777)                 -                  -
                                                                       ----------------    ---------------   ----------------
Loss attributable to common stockholders ...........................   $        (44,592)   $       (45,221)  $       (104,477)
                                                                       ================    ===============   ================

Basic loss per share applicable to Common Stockholders:
   Income (loss) from continuing operations ........................   $           0.25    $         (2.37)  $          (0.37)
   Loss from discontinued operations ...............................                  -              (0.04)             (4.30)
   Loss from sale of discontinued operations .......................                  -              (0.70)             (2.88)
   Extraordinary loss ..............................................                  -                  -              (0.07)
   Cumulative effect of change in accounting principle .............                  -                  -              (0.02)
   Preferred stock accretion and preferred stock dividends .........              (2.97)                 -                  -
                                                                       ------------------  ---------------   ----------------
   Loss applicable to common stockholders ..........................   $          (2.72)   $         (3.11)  $          (7.64)
                                                                       ================    ===============   ================
Basic weighted average number of shares outstanding ................             16,427             14,558             13,679
                                                                       ================    ===============   ================

Diluted loss per share applicable to Common Stockholders:
   Income (loss) from continuing operations ........................   $           0.25    $         (2.37)  $          (0.37)
   Income (loss) from discontinued operations ......................                  -              (0.04)             (4.30)
   Loss from sale of discontinued operations .......................                  -              (0.70)             (2.88)
   Extraordinary loss ..............................................                  -                  -              (0.07)
   Cumulative effect of change in accounting principle .............                  -                  -              (0.02)
   Preferred stock accretion and preferred stock dividends .........              (2.95)                 -                  -
                                                                       ----------------    ---------------   ----------------
   Loss applicable to common stockholders ..........................   $          (2.70)   $         (3.11)  $          (7.64)
                                                                       ================    ===============   ================
Diluted weighted average number of shares outstanding ..............             16,523             14,558             13,679
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

                                                                            SERIES C
                                                                           CONVERTIBLE     VOTING      ADDITIONAL
                                                          COMPREHENSIVE     PREFERRED      COMMON       PAID-IN       TREASURY
                                                             INCOME          STOCK          STOCK       CAPITAL        STOCK
                                                         --------------   ------------   ----------   -----------   -----------
Balance at December 31, 1999 .......................                      $          -   $      152   $   110,357   $   (30,006)

Issuance of 1,718 shares in connection with the
 directors' compensation plan ......................                                 -            -            20             -
Issuance of 12,708 shares in connection with the
 employee stock purchase plan ......................                                 -            -            37             -
Issuance of 1,100 shares in connection with stock
 option plans ......................................                                 -            -             3             -
Net loss ...........................................     $     (104,477)             -            -             -             -
Unrealized depreciation on investment available
 for sale ..........................................             (2,204)             -            -             -             -
                                                         --------------
Comprehensive loss .................................     $     (106,681)             -
                                                         ==============   ------------   ----------   -----------   -----------
Balance at December 31, 2000 .......................                                            152       110,417       (30,006)

Issuance of 8,725 shares in connection with the
  directors' compensation plan .....................                                 -            -            57             -
Issuance of 2,051 shares in connection with the
  employee stock purchase plan .....................                                 -            -            22             -
Issuance of 189,301 shares in connection with
 stock option plans ................................                                 -            2           480             -
Issuance of 1,011,071 shares in HealthPlan Holdings,
 Inc. ..............................................                                 -            -       (11,905)       19,205
Issuance of 553,500 shares in connection with
 lending activities ................................                                 -            -        (6,736)       10,536
Net loss ...........................................     $      (45,221)             -            -             -             -
Unrealized depreciation on investment available for
 sale ..............................................                610              -            -             -             -
                                                         --------------
Comprehensive loss .................................     $      (44,611)             -
                                                         ==============   ------------   ----------   -----------   -----------
Balance at December 31, 2001 .......................                                 -          154        92,335          (265)

Issuance of 18,701 shares in connection with the
 directors' compensation plan ......................                                 -            -            26             -
Issuance of 298,195 shares in settlement of
 subordinated notes ................................                                 -            4         1,610             -
Issuance of 156,490 shares to HealthPlan Holdings,
 Inc. ..............................................                                 -            1           408           227
Issuance of 29,000 shares in connection with
 settlement of senior notes ........................                            28,440            -             -             -
Net income .........................................     $        4,185              -            -             -             -
Preferred stock accretion and preferred stock
 dividend ..........................................                            48,777            -       (48,777)            -
                                                         --------------
Comprehensive income ...............................     $        4,185              -
                                                         ==============   ------------   ----------   -----------   -----------
Balance at December 31, 2002 .......................                      $     77,217   $      159   $    45,602   $       (38)
                                                                          ============   ==========   ===========   ===========

                                                                           UNREALIZED
                                                                          APPRECIATION
                                                                              ON
                                                            RETAINED      INVESTMENTS
                                                            EARNINGS       AVAILABLE
                                                            (DEFICIT)       FOR SALE       TOTAL
                                                         --------------   ------------   ----------
Balance at December 31, 1999 .......................     $        4,184   $      1,594   $   86,281

Issuance of 1,718 shares in connection with the
 directors' compensation plan ......................                  -              -           20
Issuance of 12,708 shares in connection with the
 employee stock purchase plan ......................                  -              -           37
Issuance of 1,100 shares in connection with stock
 option plans ......................................                  -              -            3
Net loss ...........................................           (104,477)             -     (104,477)
Unrealized depreciation on investment available
 for sale ..........................................                  -         (2,204)      (2,204)

Comprehensive loss .................................
                                                         --------------   ------------   ----------
Balance at December 31, 2000 .......................           (100,293)          (610)     (20,340)

Issuance of 8,725 shares in connection with the
  directors' compensation plan .....................                  -              -           57
Issuance of 2,051 shares in connection with the
  employee stock purchase plan .....................                  -              -           22
Issuance of 189,301 shares in connection with
 stock option plans ................................                  -              -          482
Issuance of 1,011,071 shares in HealthPlan Holdings,
 Inc. ..............................................                  -              -        7,300
Issuance of 553,500 shares in connection with
  lending activities ...............................                  -              -        3,800
Net loss ...........................................            (45,221)             -      (45,221)
Unrealized depreciation on investment available for
 sale ..............................................                  -            610          610

Comprehensive loss .................................
                                                         --------------   ------------   ----------
Balance at December 31, 2001 .......................           (145,514)             -      (53,290)

Issuance of 18,701 shares in connection with the
 directors' compensation plan ......................                  -              -           26
Issuance of 298,195 shares in settlement of
 subordinated notes ................................                  -              -        1,614
Issuance of 156,490 shares to HealthPlan Holdings,
 Inc. ..............................................                  -              -          636
Issuance of 29,000 shares in connection with
 settlement of senior notes ........................                  -              -       28,440
Net income .........................................              4,185              -        4,185
Preferred stock accretion and preferred stock
 dividend ..........................................                  -              -            -

Comprehensive income ...............................
                                                         --------------   ------------   ----------
Balance at December 31, 2002 .......................     $     (141,329)  $          -   $  (18,389)
                                                         ==============   ============   ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              PLANVISTA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                           2002             2001              2000
                                                      --------------  ----------------  ----------------
Cash flows from operating activities:
   Net income (loss) ...............................  $        4,185  $        (45,221) $       (104,477)
   Losses from discontinued operations                                          10,632            98,137
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
   Depreciation ....................................             528               467               303
   Amortization ....................................               -             1,378             1,380
   Loss on impairment of goodwill ..................               -                 -             5,513
   Loss (gain) on sale of investments ..............               -             2,503              (332)
   Deferred taxes ..................................               -            29,418           (24,886)
Changes in assets and liabilities::
   Net liabilities of discontinued operations ......               -                 -            41,877
   Restricted cash .................................               -                 -                 3
   Accounts receivable .............................            (670)             (465)           (3,003)
   Refundable income taxes .........................            (992)            1,643                 -
   Prepaid expenses and other current assets .......             153               644              (241)
   Other assets ....................................            (411)            1,603            (1,182)
   Accounts payable ................................            (405)            2,252            (2,379)
   Accrued liabilities .............................            (902)          (14,312)           (4,504)
   Other long-term liabilities .....................             (84)              (76)           (2,960)
                                                      --------------  ----------------  ----------------
      Net cash provided by (used in) operating
       activities ..................................           1,402            (9,534)            3,249
                                                      --------------  ----------------  ----------------
Cash flows from investing activities:
   Purchases of property and equipment .............            (265)             (480)           (4,789)
   Cash paid for acquisitions, net of cash
    acquired .......................................               -                 -            (3,054)
   Proceeds from sale of business units ............               -                 -            33,656
   Proceeds from sale of investments ...............               -               518               936
                                                      --------------  ----------------  ----------------
          Net cash (used in) provided by
           investing activities ....................            (265)               38            26,749
                                                      --------------  ----------------  ----------------
Cash flows from financing activities:
   Net borrowings (payments) under line of credit ..            (263)            6,143           (29,101)
   Net payments on other debt ......................             (97)           (1,095)             (455)
   Proceeds from common stock issued ...............              26             4,361                40
                                                      --------------  ----------------  ----------------
          Net cash (used in) provided by
           financing activities ....................            (334)            9,409           (29,516)
                                                      --------------  ----------------  ----------------
Net increase (decrease) in cash and cash equivalents             803               (87)              482
Cash and cash equivalents at beginning of year .....             395               482                 -
                                                      --------------  ----------------  ----------------
Cash and cash equivalents at end of year ...........  $        1,198  $            395  $            482
                                                      ==============  ================  ================
Supplemental disclosure of cash flow information:
   Cash paid for interest ..........................  $        4,794  $          4,550  $          9,544
                                                      ==============  ================  ================
   Net (refunds received) cash paid for income taxes  $            -  $         (2,607) $         (1,728)
                                                      ==============  ================  ================
Supplemental noncash investing and
 financing activities:
   Common stock issued in connection with:
    Settlement of $1.0 million of subordinated notes
    and $0.5 million of accrued interest ...........  $        1,521  $              -  $              -
                                                      ==============  ================  ================
      Sale of business units .......................  $            -  $          5,000  $              -
                                                      ==============  ================  ================
      Registration rights agreement.................  $          636  $              -  $              -
                                                      ==============  ================  ================
      Conversion of $5.0 million note ..............  $        5,000  $              -  $              -
                                                      ==============  ================  ================
      Preferred stock issued in connection with debt
       restructure, net ............................  $       28,440  $              -  $              -
                                                      ==============  ================  ================
Preferred stock dividends...........................  $        2,100  $              -  $              -
                                                      ==============  ================  ================
Notes issued .......................................  $            -  $          5,000  $              -
                                                      ==============  ================  ================
Common stock issued ................................  $            -  $          7,300  $              -
                                                      ==============  ================  ================

        The accompanying notes are an integral part of these consolidated financial statements.

                              PLANVISTA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.      DESCRIPTION OF BUSINESS

        PlanVista Corporation (together with its wholly owned subsidiaries, "PlanVista," "we," "our," or "us"), provides medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries. We provide integrated national preferred provider organization (sometimes called PPO) network access, electronic claims repricing, and claims and data management business process outsourcing services to health care payers, such as self-insured employers, medical insurance carriers, third party administrators (sometimes called TPAs), health maintenance organizations (sometimes called HMOs), and other entities that pay claims on behalf of health plans. We also provide network and data management business process outsourcing services for health care providers, including individual providers, PPOs, and other provider groups.

2.      BANK RESTRUCTURE AND REORGANIZATION

        In June 2000, we initiated a plan of reorganization designed to divest certain of our underperforming and non-growth businesses and to reduce and refinance our credit facility. Effective June 18, 2001, we sold the last of these non-strategic businesses (as further described below) and, through the first quarter of 2002, pursued the restructuring of our remaining debt. On April 12, 2002, we completed the restructuring of our debt, whereby we restructured approximately $69.0 million of outstanding indebtedness to our lenders, including outstanding principal and accrued and unpaid interest and bank fees. This indebtedness was restructured with our current lenders whereby we entered into a $40.0 million term loan with an annual interest rate of prime plus 1.0% that matures May 31, 2004 and issued $29.0 million of Series C convertible preferred stock and an additional promissory note in the amount of $184,872.

        The term loan agreement contains certain financial covenants including minimum monthly EBITDA levels (defined as earnings before interest, taxes, depreciation and amortization, and adjusted for non-cash items deducted in calculating net income and severance, if any, paid to certain officers of PlanVista), maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on our operating cash flows, and maximum quarterly and annual extraordinary expenses (excluding certain pending and threatened litigation, indemnification agreements, and certain other matters as defined in the term loan agreement). From April 12, 2002 through November 30, 2002, we were in compliance with these financial covenants. During December 2002, we were not in compliance with our EBITDA covenant and we subsequently obtained a waiver for this non-compliance from our senior lenders. Beginning in 2003, the revised minimum EBITDA levels are $1.0 million in January 2003, $700,000 in February 2003, $800,000 per month beginning in March 2003 through July 2003, and $1.0 million per month thereafter.

        The Series C convertible preferred stock accrues dividends at 10.0% per annum during the first 12 months from issuance and at a rate of 12.0% per annum thereafter. Dividends are payable quarterly in additional shares of Series C convertible preferred stock or, at our option, in cash. We have chosen to pay dividends in the form of additonal shares, and to date we have issued an aggregate of 2,092 additional shares of Series C convertible preferred stock as dividends. At any time after October 12, 2003, the Series C convertible preferred stock may be converted into shares of our common stock at the rate of
703.37 shares of common stock for each preferred share, or a total of 20,996,398 shares (or 55.6%) of our common stock upon full conversion, subject to adjustment. The Series C convertible preferred stock has weighted-average anti-dilution protection and a provision that in no event will the Series C convertible preferred stock convert into less than 51.0% of our outstanding shares of common stock. In addition, the Series C convertible preferred stockholders are entitled to elect three members to our board of directors. The certificate of designation for the Series C convertible preferred stock also contains provisions that permit the Series C convertible preferred stockholders to immediately elect one additional member to our board of directors to replace one of the board members elected by our common shareholders if we fail to achieve certain minimum cash levels as defined under the certificate of designation or if we fail to make our required principal and interest payments in accordance with the terms of the Agreement, or fail to redeem the Series C convertible preferred stock by October 12, 2003. The issuance of the Series C convertible preferred stock was not put to stockholder approval in reliance on an applicable exception to the shareholder approval policy of the New York Stock Exchange (sometimes referred to as the NYSE). Stockholders were notified prior to the closing of the transaction of our reliance on such exception. In connection with the issuance of the Series C convertible preferred stock, the senior lenders entered into a Stockholders' Agreement with us that provides, among other things, for registration rights in connection with the sale of any shares of common stock that are issued upon conversion of the Series C convertible preferred stock. The registration rights include demand and incidental registration rights. In addition, as described below, $5.0 million of subordinated debt was converted to common stock, we extended the maturity date of $4.3 million of subordinated debt by over two years, and approximately $2.5 million of obligations was converted to $1.5 million of common stock and a $950,000 credit for in-kind services (see
Note 4).

        In connection with our new credit facility and debt restructuring, we were required to adopt the accounting principles prescribed by Emerging Issues Task Force No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF 00-27"). In accordance with the accounting requirements of EITF 00-27, we have reflected approximately $46.7 million as an increase to the carrying value of our Series C convertible preferred stock with a comparable reduction to additional paid-in capital. The amount accreted to the Series C convertible preferred stock is calculated based on (a) the difference between the closing price of our common stock on April 12, 2002 and the conversion price per share available to the holders of our Series C convertible preferred stock multiplied by (b) our estimate of the number of shares of common stock that will be issued if the shares of our Series C convertible preferred stock are ever converted. Such shares are not convertible until October 12, 2003. This amount is accreted over the contractual life of the Series C convertible preferred stock. This non-cash entry does not affect our net income or our cash flow but does impact the net income deemed available to our common stockholders for the year ended December 31, 2002. Net income per share available to the holders of our common stock during the year ended December 31, 2002 was further reduced by a preferred stock dividend totaling $2.1 million, paid in shares of our Series C convertible preferred stock to the holders of our Series C convertible preferred stock.

        Prior to June 18, 2001, we maintained two operating units, one of which was our PlanVista Solutions segment that included our managing general underwriter business. The other unit was our third party administration segment, which was operated primarily through our HealthPlan Services, Inc. ("HPS"), American Benefit Plan Administrators, Inc. ("ABPA"), and Southern Nevada Administrators, Inc. ("SNA") subsidiaries, and which provided marketing, distribution, administration, and technology platform services for health care plans and other benefit programs. PlanVista functions solely as a service provider generating fee-based income and does not assume any underwriting risk.

        On June 18, 2001, we completed the sale of our third party administration and managing general underwriter (sometimes called MGU) business units to HealthPlan Holdings, Inc. The third party administration business included the Small Group Business operations and its associated data processing facilities based in Tampa, Florida, as well as the Taft-Hartley businesses that operated under the names ABPA and SNA, based in El Monte, California and Las Vegas, Nevada, respectively. The managing general underwriter business was the Philadelphia- based Montgomery Management Corporation. The accompanying unaudited condensed consolidated financial statements have been restated to reflect the operations of these business units described above as discontinued.

        In connection with this non-cash transaction, the buyer, HealthPlan Holdings, Inc., assumed approximately $40.0 million in working capital deficit of the acquired businesses and acquired assets having a fair market value of approximately $30.0 million. At the closing of this transaction, we issued 709,757 shares of our common stock to offset $5.0 million of the assumed deficit. We offset the remaining $5.0 million of this deficit with a long-term convertible subordinated note, which automatically converted into 813,273 shares of common stock on April 12, 2002 in connection with the restructuring of our credit facilities. Our agreement with HealthPlan Holdings states that, if HealthPlan Holdings does not receive gross proceeds of at least $5.0 million upon the sale of the conversion shares, then we must issue and distribute to them additional shares of our common stock, based on a ten-day trading average price, to compensate HealthPlan Holdings for the difference, if any, between $5.0 million and the amount of proceeds they realize from the sale of the conversion shares. Our agreement with HealthPlan Holdings also requires that we register the conversion shares upon demand. To date, HealthPlan Holdings has made no demand for registration of these conversion shares.

        We entered into a registration rights agreement in favor of HealthPlan Holdings with respect to the 709,757 shares we issued to them at closing. This Registration Rights Agreement required that we file a registration statement covering the issued shares as soon as practicable after the closing of their purchase of such shares. The Agreement also contained provisions requiring redemption of such shares or the issuance of certain additional penalty shares (in the event that our lenders prohibited redemption), if such registration statement did not become effective by certain specified time periods. Because the registration statement we filed with the Securities and Exchange Commission covering such shares was not declared effective within the required time periods, we issued to HealthPlan Holdings the maximum number of penalty shares specified by the registration rights agreement, which was 200,000 shares of our common stock. As of this date, we still have not registered the 709,757 purchased shares.

        Following the sale of HealthPlan Services, we reimbursed HealthPlan Services approximately $4.3 million for pre-closing liabilities that HealthPlan Services settled on our behalf and issued to HealthPlan Holdings 101,969 shares of our common stock as penalty shares relating to certain post closing disputes with respect to those pre-closing liabilities. The primary source of the funds for the reimbursement to HealthPlan Services was the proceeds of July 2001 private placements of our common stock to certain investment accounts managed by DePrince, Race & Zollo, an investment firm. John Race, who was our director at the time, was one of the principals of DePrince, Race & Zollo. In connection with the private placements, which were ratified by our stockholders at our annual meeting in July 2002, we issued an aggregate of 553,500 shares of our common stock in exchange for $3.8 million, which represented a 15.0% discount from the ten-day trading average of our common stock prior to the dates of issuance.

        We are currently in discussions with HealthPlan Holdings to finalize any purchase price adjustments associated with the HealthPlan Services sale. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. HealthPlan Holdings believes it is due approximately $1.7 million from us related to this transaction, while we believe we have claims against HealthPlan Holdings amounting to approximately $4.5 million (which would be partially offset against other post-closing payments we have agreed to pay, subject to certain limitations). In the event we are unable to resolve these matters directly with HealthPlan Holdings, we will seek to resolve them through binding arbitration as provided for in the purchase agreement. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations, or cash flows.

        Also, as part of the transaction noted above, we leased office space for our Tampa headquarters from HealthPlan Holdings. During 2002, we incurred approximately $25,000 in rent expense related to this lease. This lease expired in June 2002.

        We believe that all consolidated operating and financing obligations for the next twelve months will be met from internally generated cash flow from operations and available cash. Although there can be no assurances, management believes, based on available information, that we will be able to maintain compliance with the terms of our restructured credit facility, including the financial covenants, for the foreseeable future. Our ability to fund our operations, make scheduled payments of interest and principal on our indebtedness, and maintain compliance with the terms of our restructured credit facility, including our financial covenants, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve the restrictive debt covenants as required under the restructured credit facility, there may be a material adverse effect on our business, financial condition, and results of operations. Management is continuing to explore alternatives to reduce our obligations, recapitalize our company, and provide additional liquidity. There can be no assurances that we will be successful in these endeavors.

        On March 7, 2003, PVC Funding Partners LLC, an affiliate of Commonwealth Associates, LP and Comvest Venture Partners, acquired directly from our senior lenders 96.0% of our outstanding Series C convertible preferred stock previously held by our senior lenders and $20.5 million of our outstanding bank debt. The transaction reduces our senior lenders' collective interest in PlanVista from over $71.0 million to $20.6 million. See Note 16.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        USE OF ESTIMATES

        We prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of operating revenues and expenses during the reporting period. Actual results could differ from those estimates.

        PRINCIPLES OF PRESENTATION

        The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

        REVENUE RECOGNITION

        We generally earn our operating revenue in the form of fees generated from the discounts we provide for the payers that access our network. We enter into agreements with our healthcare payer customers that require them to pay a percentage of the cost savings generated from our network discounts with participating providers. These agreements are generally terminable upon 90 days notice. During 2002, three clients and their affiliates accounted for an aggregate of 19.6% of our net operating revenue. The loss of any of these client groups could have a material adverse effect on our financial results. In 2002, approximately 87.0% of our operating revenues were generated from percentage of savings contracts with our customers. Operating revenue from a percentage of savings contract is generally recognized when claims processing and administrative services have been performed. Operating revenue from customers with certain contingent contractual rights is not recognized until the corresponding cash is collected. The remainder of our operating revenue is generated from customers that pay us a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers clients. Operating revenues under such agreements are recognized based on when the services are provided.

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents are defined as highly liquid investments that have original maturities of three months or less.

        ACCOUNTS RECEIVABLE

        We generate our operating revenue and related accounts receivable from services provided to healthcare payers, such as self-insured employers, medical insurance carriers, health maintenance organizations (sometimes called HMOs), third party administrators (sometimes called TPAs) and other entities that pay claims on behalf of health plans, and participating health care services providers, including providers and provider networks.

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

        PREPAID EXPENSES AND OTHER CURRENT ASSETS

        Prepaid expenses and other current assets consist primarily of prepaid insurance, postage, and repair and maintenance contracts.

        IMPAIRMENT OF LONG-LIVED ASSETS

        The excess of cost over the fair value of net assets acquired is recorded as goodwill and through the year ended December 31, 2001 was amortized on a straight-line basis over 25 years. We adopted the accounting requirements of SFAS No. 142 effective January 1, 2002. See Note 8. Under SFAS No. 142, goodwill is no longer amortized.

        SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement apply to goodwill and intangible assets acquired prior to June 30, 2001. These new requirements will impact future period net income by an amount equal to the discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining intangible assets on future business combinations. We conducted our impairment test in 2002 and determined that our goodwill was not impaired.

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
        Computer software                       3 or expected life
        Leasehold improvements                  Lease term

        STOCK-BASED COMPENSATION

        We apply the intrinsic value method currently prescribed by Accounting Principles Board Opinion No. 25 ("APB 25") and discloses the pro forma effects of the fair value based method, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123.

        MEASUREMENT OF FAIR VALUE

        We apply APB 25 and related interpretations in accounting for its stock option plans and employee stock purchase plan. Accordingly, no compensation cost has been recognized related to these plans. Had compensation cost for our stock option and employee stock purchase plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, our net income (loss) and net income (loss) per share would have been as follows:

                                             YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                         2002         2001        2000
                                       --------    ---------   ----------
Net income (loss) attributable to
 common stock (in thousands):
    As reported                        $  4,185    $ (45,221)  $ (104,477)
    Pro forma                             4,179      (46,269)    (105,352)
Net income (loss) per share:
    Basic as reported                  $   0.25    $   (3.11)  $    (7.64)
    Basic pro forma                        0.25        (3.18)       (7.70)
    Diluted as reported                    0.25        (3.11)       (7.64)
    Diluted pro forma                      0.25        (3.18)       (7.70)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable year: dividend yield of 0.00% for the years ended December 31, 2002, 2001 and 2000; expected volatility of 30% for each of the years ended December 31, 2002, 2001 and 2000; risk-free interest rates of 5.25% for options granted during the year ended December 31, 2002, 4.64% to 4.93% for options granted during the year ended December 31, 2001, and 6.38% to 6.47% for options granted during the year ended December 31, 2000, and a weighted average expected option term of four years for all three years.

                                      F-10
        INCOME TAXES

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

        ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized and not recognized in the consolidated balance sheet.

        Management estimates that the aggregate net fair value of other financial instruments recognized on the consolidated balance sheet (including cash and cash equivalents, receivables and payables and short-term borrowings) approximates their carrying value, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to repricing.

        DERIVATIVE FINANCIAL INSTRUMENTS

        We had no derivative financial instrument transactions during 2002. During 2001, we used derivative financial instruments including interest rate swaps principally in the management of its interest rate exposures. Amounts to be paid or received under interest rate swap agreements were accrued as interest rates change and were recognized over the life of the swap agreements as an adjustment to interest expense.

        We managed interest rate risk on our variable rate debt by using interest rate swap agreements. The agreements, which expired in September 2001 and December 2001, effectively converted $40.0 million of variable rate debt under the Credit Agreement to fixed rate debt at a weighted average rate of 6.18%.

        On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We adopted SFAS 133 in the first quarter of 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. During the twelve months ended December 31, 2001, we recorded a $76,000 pretax change in the market value of the interest rate swaps from December 31, 2000. We also recorded a $76,000 expense, net of taxes, as a cumulative effect of change in accounting principle representing the fair value of the interest rate swaps at January 1, 2001.

        NEW ACCOUNTING PRONOUNCEMENTS

        In August 2001, the FASB finalized SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted SFAS 144 as of January 1, 2002.

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of the standard will have no impact on us.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The adoption of SFAS No. 146 will not have an impact on us.

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57 and 107 and rescission of SFAS Interpretation No. 34)," which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45's provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. We do not believe FIN 45 will have an impact on us.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation. The adoption of SFAS No. 148 did not have a material impact on us.

        On January 17, 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," which imposes a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after January 31, 203. The ongoing disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003. We do not believe that FIN 46 will currently have a material impact on us.

        RECLASSIFICATIONS

        Certain amounts in the 2001 and 2000 consolidated financial statements are reclassified to conform to the 2002 presentation.

4.      SALE OF ASSETS AND DISCONTINUED OPERATIONS

        On June 18, 2001, we completed the sale of our TPA and MGU business units to HealthPlan Holdings, Inc. The TPA business included the small group business operations and its associated data processing facilities located in Tampa, FL, as well as the Taft-Hartley businesses that operate under the name ABPA and SNA, based in EL Monte, CA and Las Vegas, NV, respectively. The MGU business was the Philadelphia-based Montgomery Management Corporation. As a result of the transaction, we recognized a pretax loss of $9.3 million. The accompanying consolidated financial statements reflect the business units sold as discontinued operations.

        In 2000, we recorded an $80.3 million impairment of goodwill and contract rights related to our TPA segment and MGU business.

        On October 26, 2000, we sold our self-funded business unit for approximately $13.6 million, consisting of $12.1 million cash and the assumption of additional current liabilities in the amount of $1.5 million. The unit was headquartered in Columbus, Ohio and operated primarily under the names Harrington Benefit Services and CENTRA HealthPlan. We used the net cash proceeds from the sale to reduce our bank debt by $8.7 million. As a result of the transaction, we recognized a pretax loss of $52.5 million. We settled contingencies during the fourth quarter of 2000 and recorded an additional loss of $4.8 million. We do not believe that there are any additional material contingencies.

        On September 15, 2000, we sold our Ohio workers' compensation managed care organization unit for approximately $3.5 million cash. The unit was part of our acquisition of Columbus, Ohio-based Harrington Services Corporation in 1996. We used the net cash proceeds from the sale to reduce our bank debt by $2.8 million. As a result of the transaction, we recognized a pretax gain of $3.2 million.

        On July 5, 2000, we sold our unemployment compensation and workers' compensation units for approximately $19.1 million cash. Our unemployment compensation business operated under the name R.E. Harrington, and our workers' compensation unit conducted business as Harrington Benefit Services Workers' Compensation Division. Both units were part of our acquisition of Columbus, Ohio-based Harrington Services Corporation in 1996. We used the net cash proceeds from the sale to reduce our bank debt by $18.0 million. As a result of the transaction, we recognized a pretax gain of $7.3 million.

        On April 14, 2000, we agreed to terminate our merger agreement with UICI. As a result, we expensed $1.1 million of costs including legal, financial advisory, and other fees associated with this transaction in the second quarter of 2000.

        Summarized financial position and operating results of the discontinued business units for the years ended December 31, 2001 and 2000 are as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                    2001            2000
                                               ---------------  ------------
Net revenues   ............................... $        36,427  $    157,867
                                               ===============  ============
Loss from discontinued operations
  before income tax benefit (expense)......... $          (509) $    (82,586)
Income tax (expense) benefit .................             (46)       23,782
                                               ---------------  ------------
Loss from discontinued operations ............ $          (555) $    (58,804)
                                               ===============  ============
Loss on sale of discontinued operations
  before income tax (expense) benefit......... $        (9,288) $    (42,741)
Income tax (expense) benefit..................            (789)        3,408
                                               ---------------  ------------
Loss on sale of discontinued operations....... $       (10,077) $    (39,333)
                                               ===============  ============

        As of December 31, 2002 and 2001, there were no assets or liabilities remaining included on our consolidated financial statements associated with discontinued operations.

5.      CONCENTRATION OF CUSTOMERS

        We are a party to a variety of contracts to provide medical cost containment and business process outsourcing services. For the years ended December 31, 2002, 2001 and 2000, our three largest customers accounted for approximately 19.6%, 24.6%, and 33.0%, respectively, of total revenues.

6.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

                                                   December 31,
                                            -------------------------
                                                2002           2001
                                            ------------  -----------
        Furniture and fixtures              $        603  $       603
        Computers and equipment                    1,233        1,039
        Computer software                          1,694        1,635
                                            ------------  -----------
                                                   3,530        3,277

        Less accumulated depreciation             (1,989)      (1,473)
                                            ------------  -----------
                                            $      1,541  $     1,804
                                            ============  ===========

        We capitalize purchased software which is ready for service and software development costs incurred from the time technological feasibility of the software is established until the software is ready for use. Costs not associated with other software modifications, and other computer software maintenance costs related to software development were expensed as incurred. Software development costs and costs of purchased software are amortized using the straight-line method over a maximum of three years or the expected life of the product.

        We regularly review the carrying value of capitalized software assets, and a loss is recognized when the net realizable value falls below the unamortized cost. In the fourth quarter of 2000, we wrote off $7.7 million of internally developed software connected with our TPA segment that was previously capitalized. The charge related to client server technology and other functionality that was programmed for former customers. We decided to abandon the client server technology and no longer provide the administrative services that formed the basis of other programming.

7.      INVESTMENTS

        On January 29, 2001, HealthAxis, Inc. and HealthAxis.com, Inc. announced a merger of the two companies effective January 26, 2001. We owned 1,367,787 shares of the combined companies. In April 2001, we sold all of our shares of HealthAxis Inc. stock and realized a net pretax loss on the sale of approximately $2.5 million.

        During 2000, we sold our remaining shares of Caredata.com and recorded a pre-tax gain on sale of approximately $0.3 million.

8.      INTANGIBLE ASSETS

        On April 1, 2001, we entered into a definitive agreement to sell our TPA and MGU business units. Based upon the consideration we expected to receive at closing, our goodwill and contract rights related to the business units sold became impaired and we recorded an $80.3 million charge for the impairment of intangible assets for the year ended December 31, 2000. This charge included $4.1 million of goodwill related to the 1998 acquisition of Montgomery Management Corporation, $49.0 million of goodwill related to the 1996 acquisition of Consolidated Group, Inc., $21.1 million of goodwill related to the 1996 acquisition of American Benefit Plan Administrators, Inc. which was a part of our acquisition of Harrington Services Corporation, $5.5 million of goodwill related to the 1994 acquisition of HealthPlan Services, Inc. from the Dun and Bradstreet Corporation, and $0.6 million of contract rights related to the purchase of contract rights related to blocks of business purchased for the small group business unit.

        Intangible assets resulting from the excess of cost over the fair value of the respective net assets acquired was as follows (in thousands):

                                                     DECEMBER 31,
                                            ---------------------------
                                                 2002          2001
                                            ------------  -------------
        Goodwill                            $     34,021  $      34,021

        Less accumulated amortization             (4,616)        (4,616)
                                            ------------  -------------
                                            $     29,405  $      29,405
                                            ============  =============

We adopted SFAS No. 142 beginning January 1, 2002. Goodwill is deemed to have an indefinite useful life. Thus, we ceased amortizing goodwill on January 1, 2002. Amortization expense was $1.4 million in each of the years ended December 31, 2001 and 2000. The effect on our net income and basic and diluted earnings per share for all periods presented was as follows (in thousands, except per share amounts):

                                                                          YEAR ENDED DECEMBER 31,
                                                                  2002              2001             2000
                                                            -------------     --------------  --------------
Net income (loss) as reported ...........................   $       4,185     $      (45,221) $     (104,477)
Add back: amortization of goodwill ......................               -              1,378           1,380
                                                            -------------     --------------  --------------
Adjusted net income (loss)  .............................   $       4,185     $      (43,843) $     (103,097)
                                                            =============     ==============  ==============
Basic earnings per share:
Net income (loss) as reported  ..........................   $        0.25     $        (3.11) $        (7.64)
Add back: amortization of goodwill ......................               -               0.09            0.10
                                                            -------------     --------------  --------------
Adjusted net income (loss)  .............................   $        0.25     $        (3.02) $        (7.54)
                                                            =============     ==============  ==============
Diluted earnings per share:
Net income (loss) as reported ...........................   $        0.25     $        (3.11) $        (7.64)
Add back: amortization of goodwill ......................               -               0.09            0.10
                                                            -------------     --------------  --------------
Adjusted net income (loss)...............................   $        0.25     $        (3.02) $        (7.54)
                                                            =============     ==============  ==============
Basic weighted average number of shares outstanding ....    $      16,427     $       14,558  $       13,679
                                                            =============     ==============  ==============
Diluted weighted average number of shares outstanding ..    $      16,523     $       14,558  $       13,679
                                                            =============     ==============  ==============

9.      ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

                                                   December 31,
                                            --------------------------
                                                 2002         2001
                                            -------------- -----------
        Accrued interest and fees           $        691   $     6,115
        Accrued compensation and benefits            479         1,138
        Accrued divestiture reserves               2,017         1,918
        Accrued legal and related reserves         1,314         2,037
        Accrued restructuring costs                  191           467
        Other                                        882         1,259
                                            ------------   -----------
                                            $      5,574   $    12,934
                                            ============   ===========

        Accrued restructuring charges consist primarily of accrued severance and related costs and accrued office closures costs. We established restructuring charges of $0.5 million and $2.2 million in 2001 and 2000, respectively. We incurred amounts relating to such restructuring charges totaling $0.3 million, $1.1 million, and $0.6 million in 2002, 2001, and 2000, respectively.

10.      NOTES PAYABLE AND CREDIT FACILITIES

        As part of our business strategy, we pursued the restructure of our credit facility during the second half of 2001 and the first quarter of 2002. As of March 31, 2002, we had debt outstanding to our senior lenders totaling approximately $69.0 million, including accrued and unpaid interest and fees. On April 12, 2002 (the "Effective Date"), we closed a transaction for the restructure and refinancing of our existing bank debt. Under the terms of the restructuring, in exchange for the outstanding principal, accrued and unpaid interest and fees due to our lenders, we entered into a $40.0 million term loan that accrues interest at prime plus 1.0%, with interest payments due monthly. Quarterly principal payments of $50,000 became due beginning June 30, 2002, and the term loan is due in full on May 31, 2004. The term loan is collateralized by all of our assets. The restructured credit facility does not include a line of credit or the ability to borrow additional funds. The $29.0 million due to our senior lenders was exchanged for 29,000 shares of our newly authorized Series C convertible preferred stock and an additional promissory note in the amount of $184,872. The terms of the Series C convertible preferred stock are disclosed in
Note 2. As described in Note 2, the restructured credit facility contains certain financial covenants, including minimum monthly EBITDA levels, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio, and maximum quarterly and annual extraordinary expenses (as defined in the Agreement). From April 12, 2002 through November 30, 2002, we were in compliance with these financial covenants. During December 2002, we were not in compliance with our EBITDA covenant and we subsequently obtained a waiver for this non-compliance from our senior lenders. Beginning in 2003, the required monthly minimum EBITDA levels are $1.0 million in January 2003, $700,000 in February 2003, $800,000 in March 2003 through July 2003, and $1.0 million thereafter. As a result of the restructuring, the amounts due to our senior lenders as of December 31, 2002 and 2001 are classified as long-term debt in the accompanying consolidated financial statements.

        The accounting treatment for the restructured credit facility followed the requirements of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"), which requires that a comparison be made between the future cash outflows associated with the restructured facility (including principal, interest, and related costs), and the carrying value related to the previous credit facility. The carrying value of the restructured credit facility would be the same as the carrying value of the previous obligations, less the fair value of the preferred stock or common stock warrants issued. During 2002, we obtained an appraisal to determine the fair value of the stock and warrants issued, which indicated the fair value to be approximately $29.0 million. No gain or loss was recognized for accounting purposes in connection with the debt restructuring. We recorded a charge of $0.4 million upon closing of the debt restructuring for various investment advisory and legal fees incurred in connection with the arrangement of the credit facility.

        In connection with the closing of the transactions contemplated by the Agreements, we entered into a letter agreement, as amended, with the lenders and Wachovia Bank, National Association, as administrative agent for the lenders, and for the holders of the Series C convertible preferred stock, pursuant to which the lenders, in their capacity as such and as holders of the Series C convertible preferred stock, granted to us an option to consider the entire indebtedness under the Agreements paid in full and to redeem the Series C convertible preferred stock in exchange for the following consideration: (1) payment of $40.0 million plus accrued and unpaid interest under the credit facility; (2) payment of the outstanding principal balance plus accrued interest under an additional note in the principal amount of $184,872; (3) payment of outstanding fees and expenses of lenders' counsel and consultants incurred in connection with the restructured credit agreement and prior credit agreements;
(4) the issuance of an additional 1,650,000 shares of our common stock; and (5) replacement, substitution, or cash collateralization of an existing letter of credit in the approximate amount of $0.8 million provided for under the credit facility. We were unable to obtain the funds necessary to exercise the option granted by our senior lenders. This option expired on September 9, 2002.

        On March 13, 2003, PVC Funding Partners LLC, an affiliate of Commonwealth Associates, LP and Comvest Venture Partners, filed a form 13D with the Securities and Exchange Commission in which it indicated that on March 7, 2003, it acquired 29,851, or 96.0%, of our outstanding Series C convertible preferred stock from our senior lenders. These shares of Series C convertible preferred stock were purchased from the senior lenders on a prorata basis at a price of $33.50 per share. The selling lenders continue to hold the remaining 4.0% of the Series C convertible preferred stock. In connection with the transaction, PVC Funding Partners also acquired $20.5 million in principal amount of our outstanding bank debt from our senior lenders. See Note 16.

        Prior to us entering into the restructured credit agreement, we operated under a Forbearance Agreement, as amended (the "Forbearance Agreement"), with our lending group. The Forbearance Agreement extended the terms and conditions of the June 8, 2000, second Amended and Restated Credit Agreement (the "Prior Credit Agreement"), which matured on August 31, 2001. Under the terms of the Forbearance Agreement, as amended, which became effective on September 1, 2001, we had until March 29, 2002 to repay the amounts under the Prior Credit Agreement or to restructure the credit facility. During the term of the Forbearance Agreement, interest accrued at an annual interest rate equal to prime plus 6.0%. Interest was payable monthly at prime plus 1.0% per annum. The difference between the accrual rate of interest and the rate paid was due at the termination of the Forbearance Agreement and was rolled into the amount restructured. In addition, we were required to repay accrued and unpaid interest as of August 31, 2001 (totaling approximately $1.0 million) and were required to achieve minimum cash collection levels and maximum cash disbursements as defined in the Forbearance Agreement. We were in compliance with the terms of the Forbearance Agreement, as amended.

        The Prior Credit Agreement originally provided for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing May 31, 2000. Repayments of $500,000 were required each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. Interest rates varied from the higher of (a) the Prime Rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3%. The Prior Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility, plus certain administrative fees and an annual commitment fee of .25% for letters of credit and unused commitments. We capitalized approximately $1.4 million of bank fees related to the Prior Credit Agreement. Under the loan terms, we were required to maintain certain financial covenants for operating revenue and EBITDA as defined in the Prior Credit Agreement. We were also restricted in capital expenditures and were subject to repayment with proceeds of certain future activities such as sale of certain assets and public offerings. As of December 31, 2001, the balance outstanding under the Prior Credit Agreement was $64.7 million plus accrued and unpaid interest and fees of $4.5 million. During 2001, we paid interest of $3.7 million and principal of $2.0 million on the Prior Credit Agreement. On June 29, 2000, September 12, 2000, September 29, 2000, October 19, 2000, and December 8, 2000, we signed Limited Waivers and Consents related to the disposition of assets and certain payment and other covenant requirements.

        As of March 29, 2001, we signed a First Amendment and Limited Waiver and Consent ("the First Amendment") to the Prior Credit Agreement. The First Amendment became effective upon the satisfaction of certain conditions, including the written confirmation from one of our small group customers in support of the sale of our third party administration and managing general underwriter business. We obtained this written confirmation prior to the closing of such sale. Under the terms of the First Amendment, the commitment of banks which were signers to the Prior Credit Agreement (the "Bank Group") on the revolving credit facility was frozen at the $14.9 million outstanding balance upon the signing of the First Amendment. The repayments of $500,000 due on March 31, 2001 and April 30, 2001 were waived and certain other repayments which had been previously deferred were waived. In addition, a repayment of $1.5 million was due and paid in April 2001, the monthly repayment was increased from $500,000 to $750,000 beginning on May 31, 2001, and the unpaid additional payment of $4.5 million due on July 31, 2001 was waived to the maturity date.

        The First Amendment required certain prepayments upon the receipt of tax refunds, debt refinancing proceeds or the proceeds of new equity issuances, and also revised various other provisions relating to covenants and defined defaults. Additionally, the First Amendment required us to retain the services of an investment banker by April 30, 2001 to assist us with refinancing, and the First Amendment also required that in the event the third party administration business was not sold or otherwise disposed of before May 30, 2001, we were to prepare and submit by June 6, 2001 for approval of the Lenders a detailed plan for the alternate disposition of such business. The businesses were sold effective June 18, 2001.

        As of April 13, 2001, we signed a Second Amendment and Limited Waiver and Consent ("the Second Amendment"), which removed from the Prior Credit Agreement certain requirements that could have affected our ability to draw on the revolving credit facility at the level to which it was frozen in the First Amendment. The Second Amendment became effective concurrently with the First Amendment.

        In June 2001, Ronald Davi, former principal of National Preferred Provider Network prior to its acquisition by us, drew in full on a letter of credit in his favor in the amount of $2.0 million. Such amount is included in the obligations owed to our lending group at December 31, 2002 and December 31, 2001.

        On July 2, 2001, we executed the Third Amendment and Limited Waiver to the Prior Credit Agreement (the "Third Amendment") with our Bank Group and certain other parties. The Third Amendment provided for, among other things, (a) permission for us to issue common stock to DePrince, Race & Zollo, Inc. for $3.8 million, (b) permission for us to use those funds to satisfy certain post-closing obligations to HealthPlan Holdings in connection with the sale of the third party administration and managing general underwriter businesses, (c) the postponement of certain scheduled payments of principal until August 31, 2001, (d) a 100 basis point increase in the interest rate, and (e) the delivery of 74,998 shares of common stock to the Bank Group in consideration for its consent to the Third Amendment.

        In connection with the sale of the third party administration and managing general underwriter business units and the assumption by HealthPlan Holdings of certain liabilities associated therewith (the "Transaction"), the New England Life Insurance Co. drew in full on a letter of credit in its favor in the amount of $6.0 million. Under the terms of the Prior Credit Agreement, any payment under the letter of credit which is not promptly reimbursed to the lenders by us upon notice of such draw constitutes a payment default. The lenders indefinitely waived this payment default pursuant to the terms of a Limited Waiver and Extension dated as of June 15, 2001, which also waived certain additional terms of the Prior Credit Agreement in order to permit certain terms of the Transaction which were not part of the original Stock Purchase Agreement of April 1, 2001 but were added through the First Amendment to the Stock Purchase Agreement (the "First Amendment"), dated June 18, 2001.

        As of December 31, 2002 and December 31, 2001, respectively, PlanVista had additional notes and other obligations totaling approximately $10.6 million and $11.0 million, respectively, related to a 1993 acquisition, a 1998 acquisition, and equipment purchases, and related to the HealthPlan Holdings transaction. As described in Note 2, included in these totals was a $5.0 million note related to the HealthPlan Holdings transaction that converted to 813,273 shares of our common stock upon the Effective Date, subject to guarantee that provides HealthPlan Holdings with $5.0 million in gross proceeds from the sale of the stock. The number of shares of common stock issued in satisfaction of this note was based on the average closing price of our common stock for the 10 days immediately prior to the conversion. Also included in the total was $4.0 million of notes payable to CENTRA Benefits, Inc. ("CENTRA") originally delivered in connection with the 1998 acquisition, which was restructured so that amended and restated notes totaling $4.3 million (representing the principal under the original notes plus accrued unpaid interest) were issued to CENTRA under terms including interest at 12.0% (payable in additional shares of our common stock, except under specified circumstances) and a maturity date of December 1, 2004. In connection with the restructuring of the CENTRA notes, we also issued to CENTRA warrants to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.25 over the market price of the stock on the date of the issuance of the restructured notes (based on the average trading price during the ten trading days preceding such note restructure), subject to reduction to a price equal to the conversion price of the Series C convertible preferred stock upon the happening of certain events. In March 2003, we refinanced the Centra notes. See Note 16.

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

        On April 12, 2002, we extended the maturity date of notes totaling $500,000 due to two members of our board of directors to December 1, 2004. These notes bear interest, which accrues at prime plus 4.0% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

        The balances outstanding on the above debt instruments are as follows (in thousands):

                                             DECEMBER 31,
                                      -----------------------
                                          2002         2001
                                      ------------   ---------
         Line of Credit/Term Loan     $     40,005   $  64,681
         CAL/GROUP Note                        751         848
         Sun Capital Note                        -       5,000
         PlanVista Equipment Notes               -          57
         CENTRA Note                         4,288       4,000
         NEF Note                                -       1,000
         Board of Directors Notes              500         500
                                      ------------   ---------
                                            45,544      76,086
         Less current portion                 (356)       (308)
                                      ------------   ---------
         Long-term debt               $     45,188   $  75,778
                                      ============   =========

        Future minimum principal payments for all notes as of December 31, 2002 are as follows (in thousands). These amounts have been adjusted to reflect our restructured debt arrangement (exclusive of the revised Centra note, which were executed in March 2003) as discussed above.


         2003                          $           356
         2004                                   45,188
         2005                                        -
         2006                                        -
         2007                                        -
         Thereafter                                  -
                                       ---------------
                                       $        45,544
                                       ===============

11.     EMPLOYEE BENEFIT PLANS

        DEFINED CONTRIBUTION PLAN

        We have a defined contribution employee benefit plan established pursuant to Section 401(k) of the Internal Revenue Code covering substantially all employees. PlanVista matches one-third of employee contributions limited to 6.0% of the employee's salary. Under the provisions of the plan, participants' rights to employer contributions vest 40.0% after completion of three years of qualified service and increase by 20.0% for each additional year of qualified service completed thereafter. Expense in connection with this plan for the years ended December 31, 2002, 2001, and 2000 was approximately $0.1 million, $0.2 million, and $0.7 million, respectively.

        POST-RETIREMENT BENEFIT PLAN

        We provide medical and term life insurance benefits to certain retired employees. We fund the benefit costs on a current basis because there are no plan assets. At December 31, 2002 and 2001, accrued post-retirement liability of $0.2 million was included in the balance in accrued liabilities.

        DEFERRED COMPENSATION PLAN

        We have a deferred compensation plan with two former officers. The deferred compensation, which together with accumulated interest is accrued but unfunded, is distributable in cash after retirement or termination of employment, and amounted to approximately $1.0 million at December 31, 2002 and 2001. Both participants began receiving such deferred amounts, together with interest at 12% annually, at age 65.

12.     COMMITMENTS AND CONTINGENCIES

        LEASE COMMITMENTS

        We rent office space and equipment under non-cancelable operating leases. Rental expense under the leases approximated $0.6 million for each of the years ended December 31, 2002, 2001, and 2000. Future minimum rental payments under these leases are as follows (in thousands):

     2003                                   $   698
     2004                                       665
     2005                                       631
     2006                                       624
     2007                                       622
         Thereafter                             582
                                            -------
                                            $ 3,822
                                            =======
        LITIGATION

        In the ordinary course of business, we may be a party to a variety of legal actions that affect any business, including employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, and tort claims. In addition, we entered into indemnification obligations related to certain of the businesses we sold during 2001 and 2000 and we could be subject to a variety of legal and other actions related to such indemnification obligations. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded. While the ultimate financial effect of these claims and indemnification agreements cannot be fully determined at this time, in the opinion of management, they will not have a material adverse effect on our financial condition, results of operations, or cash flows.

        In July 1999, TMG Life Insurance Company (now known as Clarica Life Insurance Company) asserted a demand against HealthPlan Services (the former subsidiary that we sold to HealthPlan Holdings) for claims in excess of $7.0 million for breach of contract and related claims. HealthPlan Services asserted breach of contract and various other claims against Clarica. Following arbitration, we settled the dispute with Clarica in October 2000, in consideration for payment to them of $400,000. On April 17, 2000, Admiral Insurance Company, our errors and omissions carrier, filed a complaint for declaratory judgment in the United States District Court for the Middle District of Florida, naming HealthPlan Services, Clarica, and Connecticut General Life Insurance Company as defendants. In December 2001, we reached a settlement agreement related to these claims. The settlement agreement obligated us to pay Connecticut General Life Insurance Company approximately $150,000, which we paid on January 2, 2003.

        In November 2001, Paid Prescriptions, LLC initiated a breach of contract action in the United States District Court for the District of New Jersey against HealthPlan Services, our former subsidiary. Paid Prescriptions seeks $1.6 million to $2.0 million in compensation arising from HealthPlan Services' alleged failure to meet certain performance goals under a contract requiring HealthPlan Services to enroll a certain number of customers for Paid Prescriptions' services. Because the events giving rise to this claim allegedly occurred prior to our sale of the HealthPlan Services business to HealthPlan Holdings, we are vigorously defending the action on behalf of HealthPlan Services, in accordance with our indemnification obligations to HealthPlan Holdings.

        In November 2001, we filed a complaint for breach of contract and unjust enrichment in the Circuit Court of the Thirteenth Judicial Circuit, Hillsborough County, Florida, against Trewit, Inc. and Harrington Benefit Services, Inc., our former subsidiary. The complaint, which we amended in February 2002, sought in excess of $3.5 million in damages arising primarily out of a settlement entered into in connection with a dispute that arose after Trewit's acquisition of Harrington Benefit Services from us in 2000. In April 2002, we again amended the complaint to include claims of fraudulent misrepresentation, negligent misrepresentation, and promissory estoppel, seeking additional damages for these causes of action in excess of $1.4 million. On June 28, 2002, Trewit filed a complaint against us in the Circuit Court of the Thirteenth Judicial Circuit, Hillsborough County, Florida, alleging breach of contract and fraud in connection with its acquisition of Harrington Benefit Services. The complaint sought damages in excess of $2.0 million. In February 2003, we resolved our litigation with Trewit, Inc. and Harrington Benefit Services, Inc. without payment by us, and the parties signed mutual releases.

        We are currently negotiating certain disputes regarding the closing balance sheet of the HealthPlan Services business that we sold to HealthPlan Holdings in June 2001. See Note 2.

13.     INCOME TAXES

        The provision (benefit) for income taxes is as follows (in thousands):

                                       FOR THE YEAR ENDED DECEMBER 31,
                                     ---------------------------------
                                        2002        2001        2000
                                     ---------    --------    --------
        Current:
           Federal                   $       -    $      -    $      -
           State                             -           -           -
                                     ---------    --------    --------
                                             -           -           -
                                     ---------    --------    --------
        Deferred:
           Federal                      (1,191)     23,989      (2,844)
           State                             -       2,822        (419)
                                     ---------    --------    --------
                                        (1,191)     26,811      (3,263)
                                     ---------    --------    --------
        (Benefit) provision for
         income taxes                $  (1,191)   $ 26,811    $ (3,263)
                                     =========    ========    ========
         The components of deferred taxes recognized in the accompanying consolidated financial statements are as follows (in thousands):

                                                                          DECEMBER 31,
                                                                   ------------------------
                                                                       2002         2001
                                                                   -----------   ----------
     Accrued expenses and reserves not currently deductible        $     1,613   $    1,026
     Net operating loss                                                 34,786       36,538
     Depreciation                                                         (354)        (224)
     Goodwill                                                           (2,089)        (875)
                                                                   -----------   ----------
                                                                        33,956       36,465

     Valuation allowance                                               (33,956)     (36,465)
                                                                   -----------   ----------
                                                                   $         -   $        -
                                                                   ===========   ==========

         We recognize deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Due to cumulative losses in recent years, we recorded a valuation allowance of $34.0 and $36.5 million on net deferred tax assets as of December 31, 2002 and 2001, respectively. We have net operating loss carryforwards of approximately $84.1 million that expire in 2021. Due to a change in ownership under Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforward will be limited to approximately $3.0 million per year.

        The (benefit) provision for income taxes varies from the federal statutory income tax rates due to the following:

                                                    2002      2001      2000
                                                  --------   -------   -------
Federal statutory rate applied to pretax income       35.0%    (34.0)%    34.0%
State income taxes net of federal tax benefit          3.9%     (6.0)%     5.0%
Other non-deductible items                             0.2%      2.0%     (0.1)%
Valuation allowance                                  (78.9)%   386.0%        -
                                                  --------   -------   -------
Effective tax rate                                   (39.8)%   348.0%     38.9%
                                                  ========   =======   =======

14.     EARNINGS PER COMMON SHARE

        Basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which includes all dilutive potential common shares outstanding is as follows.

                                                       NET INCOME
                                                         (LOSS)
                                                    ATTRIBUTABLE TO
                                                      COMMON STOCK           SHARES         PER SHARE
                                                     (IN THOUSANDS)      (IN THOUSANDS)       AMOUNT
       2002
       Earnings per share of common stock-basic    $            4,185            16,427    $      0.25
       Effect of dilutive securities:                               -                96              -
                                                   ------------------    --------------    -----------
       Earnings per share of common stock--
         assuming dilution                         $            4,185            16,523    $      0.25
                                                   ==================    ==============    ===========

       2001
       Loss per share of common stock-basic        $          (45,221)           14,558    $     (3.11)
       Effect of dilutive securities:                              -                  -              -
                                                   ------------------    --------------    -----------
       Loss per share of common stock--
         assuming dilution                         $          (45,221)           14,558    $     (3.11)
                                                   ==================    ==============    ===========

       2000
       Loss per share of common stock-basic        $         (104,477)           13,679    $     (7.64)
       Effect of dilutive securities:                               -                 -              -
                                                   ------------------    --------------    -----------
       Loss per share of common stock--
         assuming dilution                         $         (104,477)           13,679    $     (7.64)
                                                   ==================    ==============    ===========

        During the years ending December 31, 2002, 2001 and 2000, approximately
0.7 million, 1.0 million and 1.7 million options are not included in the calculation of earnings (loss) per shares because they are antidilutive.

15.     STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLANS

        STOCK OPTION PLANS

        Our stock option plans authorize the granting of both incentive and non-incentive stock options for a total of 2,710,000 shares of common stock to key executives, management, consultants, and, with respect to 360,000 shares, to directors. Under the plans, all options have been granted at prices not less than market value on the date of grant. Certain non-qualified incentive stock options may be granted at less than market value.

        Options granted to employees and directors generally vest over a four-year period from the date of grant, with 20% of the options becoming exercisable on the date of the grant and 20% becoming exercisable on each of the next four anniversaries of the date of the grant.

        A summary of option transactions during each of the three years ended December 31, 2002 is shown below:

                                               NUMBER            WEIGHTED
                                                 OF               AVERAGE
                                               SHARES          OPTION PRICE
                                           -------------       ------------

      Under option, December 31, 1999
        (1,247,000 exercisable)                1,965,450
        Granted                                  836,000       $       2.62
        Exercised                                 (1,100)              2.50
        Canceled                              (1,084,050)             15.23
                                           -------------

      Under option, December 31, 2000
        (915,906 exercisable)                  1,716,300
        Granted                                  645,000               8.82
        Exercised                               (199,300)              2.54
        Canceled                              (1,184,600)             11.73
                                           -------------

      Under option, December 31, 2001
        (600,466 exercisable)                    977,400
        Granted                                  958,500               4.89
        Exercised                                (12,200)              2.50
        Canceled                                (113,563)             12.07
                                           -------------
      Under option, December 31, 2002          1,810,137
                                           =============

        (807,403 exercisable)

        There were 533,344 and 1,732,600 shares available for the granting of options at December 31, 2002 and 2001, respectively.

        The following table summarizes the stock options outstanding at December 31, 2002:


      RANGE                  NUMBER          WEIGHTED AVERAGE      WEIGHTED
       OF                OUTSTANDING AT         REMAINING          AVERAGE
 EXERCISE PRICES        DECEMBER 31, 2002    CONTRACTUAL LIFE   EXERCISE PRICE
---------------------- -------------------  ------------------- --------------

 $  2.50   -   $  9.19           1,577,137             4 years         $  5.34
   11.00   -     25.50             233,000             4 years         $ 16.97

        EMPLOYEE STOCK PURCHASE PLAN

        Under the 1996 Employee Stock Purchase Plan ("Employee Plan"), we are authorized to issue up to 250,000 shares of common stock to our employees who have completed one year of service. The Employee Plan is intended to provide a method whereby employees have an opportunity to acquire shares of our common stock.

        Under the terms of the Employee Plan, an employee may authorize a payroll deduction of a specified dollar amount per pay period. The proceeds of that deduction are used to acquire shares of our common stock on the offering date. The number of shares acquired is determined based on 85% of the closing price of our common stock on the offering date.

        PlanVista sold 387 shares in 2002, 2,051 shares in 2001 and 12,708 shares in 2000 to employees under the Employee Plan.

16.     SUBSEQUENT EVENTS

        On March 13, 2003, PVC Funding Partners LLC, an affiliate of Commonwealth Associates, LP and Comvest Venture Partners, filed a form 13D with the Securities and Exchange Commission in which it indicated that on March 7, 2003, it acquired 29,851, or 96.0%, of our outstanding Series C convertible preferred stock from our senior lenders. This Series C convertible preferred stock was purchased from the lenders on a prorata basis at a price of $33.50 per share. The original lenders continue to hold the remaining 4.0% of the Series C convertible preferred stock. In connection with the transaction, PVC Funding Partners also acquired $20.5 million in principal amount of our outstanding bank debt from our senior lenders. See Note 2 for additional information on the Series C convertible preferred stock.

        There is an intercreditor agreement between PVC Funding Partners and Wachovia Bank, National Association, dated March 7, 2003. The intercreditor agreement provides that, until the occurrence of a Board Shift Event, PVC Funding Partners has all of the rights of the original lenders under the restructured credit agreements, except that (1) PVC Funding Partners' rights to mandatory prepayments and other principal payments prior to the maturity date are subordinated to the original lenders' rights to those payments, and (2) PVC Funding Partners' notes will be voted consistently with and on the same percentage basis as the original lenders with respect to all matters required to be submitted to a vote or consent of the lenders, except for matters related to certain fundamental changes in the loan terms. Upon the first occurrence of a Board Shift Event, which would allow PVC Funding Partners to appoint an additional board member and thus obtain control of our board of directors, PVC Funding Partners has the option of not exercising their right to obtain such control. If, within fifteen days of a first Board Shift Event, PVC Funding Partners notifies the original lenders that they will not exercise their right to control our board, then the original lenders will have the option to repurchase 14,304 of the Series C convertible preferred stock, at a price of $33.50 per share. If PVC Funding Partners exercises their right to obtain control of our board, or fails to timely notify the original lenders that they will not exercise this right, then the debt held by PVC Funding Partners will automatically be subordinated to the debt held by the original lenders.

        On March 31, 2003, we renegotiated approximately $4.3 million in convertible notes that were originally issued to Centra Benefit Services, Inc. (sometimes referred to as Centra). Pursuant to the renegotiated terms, we have extended the maturity date of the notes from December 1, 2004 to April 1, 2006, reduced the interest rate from 12.0% per annum to 6.0% per annum, and fixed the conversion price at $1.00, subject to adjustment in accordance with anti-dilution protections. The previous conversion price was based on the trading price of our common stock. Immediately upon completion of this restructuring, PVC Funding Partners acquired slightly more than 50.0% of the face value of the notes from Centra.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE DATA)

        The following quarterly statements have been revised to give effect of the discontinued operations in 2001.

                                                         FOURTH         THIRD          SECOND        FIRST
                                                         QUARTER       QUARTER        QUARTER       QUARTER
                                                        ---------     ----------     ---------     ---------
  Year ended December 31, 2002:
     Operating revenues                                 $   8,394     $    8,324     $   8,474     $   7,949
                                                        ---------     ----------     ---------     ---------
     Income from continuing operations
      before minority interest, discontinued
      operations, loss on sale of assets,
      extraordinary item, and cumulative effect
      of change in accounting principle                       484          1,879         1,153           669
     Net income                                               484          1,879         1,153           669
     Basic and diluted earnings from continuing
      operations per common share                       $    0.03     $     0.11     $    0.07     $    0.04
     Basic and diluted net earnings per common
      share                                             $    0.03     $     0.11     $    0.07     $    0.04

                                                         FOURTH        THIRD          SECOND        FIRST
                                                         QUARTER       QUARTER        QUARTER       QUARTER
                                                        ---------     ----------     ---------     ---------
  Year ended December 31, 2001:
     Operating revenues                                 $   8,125     $    7,886     $   8,924     $   7,983
                                                        ---------     ----------     ---------     ---------
     Income (loss) from continuing operations
      before minority interest, discontinued
      operations, loss on sale of assets,
      extraordinary item, and cumulative effect
      of change in accounting principle                       179        (33,086)       (1,338)         (268)
     Net loss                                              (5,693)       (34,912)       (3,957)         (659)
     Basic and diluted earnings (loss) from
      continuing operations per common share            $    0.01     $    (2.27)    $   (0.09)    $   (0.02)
     Basic and diluted net loss per common share        $   (0.39)    $    (2.40)    $   (0.27)    $   (0.05)

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
and Shareholders of
PlanVista Corporation

        Our audits of the consolidated financial statements referred to in our report dated March 20, 2003 appearing on page F-1 of this Form 10-K of PlanVista Corporation also included an audit of the Financial Statement Schedule listed in
Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Tampa, Florida
March 20, 2003

                              PLANVISTA CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                   BEGINNING    BAD DEBT                    ENDING
DESCRIPTION                         BALANCE     EXPENSE     DEDUCTIONS(1)   BALANCE
                                  ----------   ---------    ----------      --------
Allowance for Doubtful Accounts
 December 31, 2002                 $   6,236   $   3,356    $    7,607      $  1,985

Allowance for Doubtful Accounts
 December 31, 2001                     3,300       3,348           412         6,236

Allowance for Doubtful Accounts
 December 31, 2000                     3,211       1,199         1,110         3,300

(1) Reflects direct write-off of accounts.

                                  EXHIBIT INDEX

EXHIBIT
NO.                                     DESCRIPTION
-------                                 -----------

4.4                                     Specimen Series C convertible preferred
                                        stock certificate.

4.5(j) First Amendment and Limited Waiver to Third Amended and Restated Credit Agreement dated February 25, 2003 by and among PlanVista Corporation, PlanVista Solutions, Inc., the Lenders listed on the signature pages thereto, Wachovia Bank, as administrative agent and for purposes of Section 5 thereof, the Credit Parties listed on the signature pages thereto.

4.5(k) Limited Waiver to Third Amended and Restated Credit Agreement dated March 6, 2003 by and among PlanVista Corporation, PlanVista Solutions, Inc., the lenders listed on the signature pages thereto and Wachovia Bank, National Association, as administrative agent.

4.7 Amended and Restated Convertible Promissory Notes of HealthPlan Services Corporation (n/k/a PlanVista
                                        Corporation) dated June 16, 1998,
                                        payable to Centra Benefit Services, Inc.
                                        in the principal amounts listed therein.

4.8 Amended and Restated Subordinated Promissory Note of PlanVista Corporation dated April 12, 2002, payable to William
                                        L. Bennett in the principal amount of
                                        $250,000.

4.9 Amended and Restated Subordinated Promissory Note of PlanVista Corporation dated April 12, 2002, payable to John D. Race in the principal amount of $250,000.

4.10 Asset Sale Agreement dated May 27, 1993, by and among Plan Services, Inc. (n/k/a PlanVista Corporation), CG Insurance Services, Inc. and Renny V. Thomas.

10.18 Letter Agreement dated March 5, 2003 between Commonwealth Group Holdings, LLC and PlanVista Corporation.

21.1                                    Subsidiaries of the registrant.

23.1                                    Consent of PricewaterhouseCoopers LLP.