Form 10-Q
period 2003-03-31
PLANVISTA CORP
filed 2003-05-15
CIK 942319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 1-13772

PLANVISTA CORPORATION (Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3787901
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4010 Boy Scout Boulevard, Suite 200, Tampa, Florida	33607
(Address of Principal Executive Offices)	(Zip Code)

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

          The number of shares outstanding of the issuer’s Common Stock, par value $.01 per share, as of May 12, 2003 was 16,787,449.

PLANVISTA CORPORATION

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

PLANVISTA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands except share amounts)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$1,906	$1,198
Accounts receivable, net of allowance for doubtful accounts of $2,256 and $1,985 at March 31, 2003 and December 31, 2002, respectively	8,101	7,989
Prepaid expenses and other current assets	488	174
Refundable income taxes	1,326	1,600

Total current assets	11,821	10,961
Property and equipment, net	1,492	1,541
Other assets, net	714	678
Goodwill, net	29,405	29,405

Total assets	$43,432	$42,585

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,744	$2,903
Accrued liabilities	5,242	5,574
Deferred revenue	950	950
Current portion of long-term debt	356	356

Total current liabilities	9,292	9,783
Long-term debt and notes payable	45,089	45,188
Other long-term liabilities	953	1,003

Total liabilities	55,334	55,974

Commitments and contingencies
Common stock with make-whole provision (813,273 shares)	5,000	5,000
Stockholders’ equity (deficit):
Series C convertible preferred stock, $0.01 par value; 40,000 shares authorized, 31,092 issued and outstanding	94,164	77,217
Common stock, $0.01 par value, 100,000,000 shares authorized, 15,977,084 issued at March 31, 2003 and 15,956,021 at December 31, 2002	159	159
Additional paid-in capital	28,655	45,602
Treasury stock at cost, 7,940 shares at March 31, 2003 and 7,940 at December 31, 2002	(38)	(38)
Accumulated deficit	(139,842)	(141,329)

Total stockholders’ deficit	(16,902)	(18,389)

Total liabilities and stockholders’ equity (deficit)	$43,432	$42,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands except per share data)

	For the Three Months Ended March 31,

	2003	2002

Operating revenue	$8,054	$7,949

Cost of operating revenue:
Marketing allowance	147	80
Personnel expense	2,253	2,252
Network access fees	1,494	1,297
Other	971	1,376
Depreciation	135	112

Total cost of operating revenue	5,000	5,117
Bad debt expense	530	537
Interest expense, net	706	2,558

Total expenses	6,236	8,212
Income (loss) before provision (benefit) for income taxes	1,818	(263)
Provision (benefit) for income taxes	331	(932)

Net income	1,487	669

Preferred stock accretion and preferred stock dividend	(16,947)	—

(Loss) income applicable to common stockholders	$(15,460)	$669

Basic and diluted (loss) income per share applicable to common stockholders:
Net income	$0.09	$0.04
Preferred stock accretion	(1.01)	—

(Loss) income per share applicable to common stockholders	$(0.92)	$0.04

Basic weighted average number of shares outstanding	16,785	15,521

Diluted weighted average number of shares outstanding	16,785	15,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands)

	Series C Convertible Preferred Stock	Voting Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total

Balance at December 31, 2002	$77,217	$159	$45,602	$(38)	$(141,329)	$(18,389)
Accretion of Series C convertible preferred stock	16,947	—	(16,947)	—	—	—
Net income	—	—	—	—	1,487	1,487

Balance at March 31, 2003	$94,164	$159	$28,655	$(38)	$(139,842)	$(16,902)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$1,487	$669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	135	112
Non-cash interest expense	—	636
Changes in assets and liabilities:
Accounts receivable	(112)	(1,059)
Refundable income taxes	274	(692)
Prepaid expenses and other current assets	(314)	(927)
Other assets	(36)	(679)
Accounts payable	(160)	1,157
Accrued liabilities	(331)	989
Other long-term liabilities	(50)	(21)

Net cash provided by operating activities	893	185

Cash flows from investing activities:
Purchases of property and equipment	(86)	(188)

Net cash used in investing activities	(86)	(188)

Cash flows from financing activities:
Capital lease and debt payments	(99)	(30)
Proceeds from common stock issued	—	25

Net cash used in financing activities	(99)	(5)

Net increase (decrease) in cash and cash equivalents	708	(8)
Cash and cash equivalents at beginning of period	1,198	395

Cash and cash equivalents at end of period	$1,906	$387

Supplemental disclosure of cash flow information:
Cash paid for interest	$551	$372

Supplemental non-cash investing and financing information:
Common stock issued in connection with:
Settlement of $1.0 million of subordinated notes and $0.5 million of accrued interest	$—	$1,521

Registration rights agreement	$—	$636

Preferred stock accretion	$16,947	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2003

1.       Description of Business and Organization

          PlanVista Corporation (together with its wholly owned subsidiaries, “PlanVista,” “we,” “our,” or “us”) provides medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries. We provide integrated national preferred provider organization (sometimes called PPO) network access, electronic claims repricing, and network and data management business process outsourcing services to health care payers, such as self-insured employers, medical insurance carriers, third party administrators (sometimes called TPAs), health maintenance organizations (sometimes called HMOs), and other entities that pay claims on behalf of health plans.  We also provide network and data management business process outsourcing services for health care providers, including individual providers, PPOs, and other provider groups.

2.       Bank Restructure, Reorganization, and Related Subsequent Events

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

          The term loan agreement contains certain financial covenants, including minimum monthly EBITDA levels (defined as earnings before interest, taxes, depreciation and amortization, and adjusted for non-cash items deducted in calculating net income and severance, if any, paid to certain of our officers), maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on our operating cash flows, and maximum quarterly and annual extraordinary expenses (excluding certain pending and threatened litigation, indemnification agreements, and certain other matters as defined in the term loan agreement).  From April 12, 2002 through November 30, 2002, we were in compliance with these financial covenants.  During December 2002, we were not in compliance with our EBITDA covenant and we subsequently obtained a waiver for this non-compliance from our senior lenders.  Beginning in 2003, the revised minimum EBITDA levels are $1.0 million in January 2003, $700,000 in February 2003, $800,000 per month beginning in March 2003 through July 2003, and $1.0 million per month thereafter.  From January 1, 2003 through March 31, 2003, we were in compliance with these financial covenants under the terms of the restructured agreements.

          The Series C convertible preferred stock accrues dividends at 10.0% per annum during the first 12 months from issuance and at a rate of 12.0% per annum thereafter. Dividends are payable quarterly in additional shares of Series C convertible preferred stock or, at our option, in cash.  We have chosen to pay dividends in the form of additional shares, and to date we have issued an aggregate of 2,809 additional shares of Series C convertible preferred stock as dividends.  At any time after October 12, 2003, the Series C convertible preferred stock may be converted into shares of our common stock at the rate of 773.96 shares of common stock for each preferred share, or a total of 24,585,873 shares (or 51.0%) of our common stock upon full conversion, subject to adjustment.  The Series C convertible preferred stock has weighted-average anti-dilution protection and a provision that in no event will the Series C convertible preferred stock convert into less than 51.0% of our outstanding shares of common stock.  In addition, the Series C convertible preferred stockholders are entitled to elect three members to our board of directors. The certificate of designation for the Series C convertible preferred stock also contains provisions that permit the Series C convertible preferred stockholders to immediately elect one additional member to our board of directors to replace one of the board members elected by our common shareholders if we fail to achieve certain minimum cash levels as defined under the certificate of designation or if we fail to make our required principal and interest payments in accordance with the terms of the Agreement, or fail to redeem the Series C convertible preferred stock by October 12, 2003.  In connection with the issuance of the Series C convertible preferred stock, the senior lenders entered into a Stockholders’ Agreement with us that provides, among other things, for registration rights in connection with the sale of any shares of common stock that are issued upon conversion of the Series C convertible preferred stock. The registration rights include demand and incidental registration rights.

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

          In connection with our new credit facility and debt restructuring, we were required to adopt the accounting principles prescribed by Emerging Issues Task Force No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”).  In accordance with the accounting requirements of EITF 00-27, we have reflected approximately $62.4 million as an increase to the carrying value of our Series C convertible preferred stock with a comparable reduction to additional paid-in capital.  The amount accreted to the Series C convertible preferred stock is calculated based on (a) the difference between the closing price of our common stock on April 12, 2002 and the conversion price per share available to the holders of our Series C convertible preferred stock multiplied by (b) our estimate of the number of shares of common stock that will be issued if the shares of our Series C convertible preferred stock are ever converted.  Such shares are not convertible until October 12, 2003.  This amount is accreted over the contractual life of the Series C convertible preferred stock.  This non-cash entry does not affect our net income or our cash flow but does impact the net income deemed available to our common stockholders for the three months ended March 31, 2003.

          We completed the disposition of our former business units in June 2001 with the sale of our subsidiary, HealthPlan Services, Inc., which contained our remaining third party administration business and our managing general underwriter business.  In connection with this non-cash transaction, the buyer, HealthPlan Holdings, Inc., assumed approximately $40.0 million in working capital deficit of the acquired businesses and acquired assets having a fair market value of approximately $30.0 million.  At the closing of this transaction, we issued 709,757 shares of our common stock to offset $5.0 million of the assumed deficit.  We offset the remaining $5.0 million of this deficit with a long-term convertible subordinated note, which automatically converted into 813,273 shares of common stock on April 12, 2002 in connection with the restructuring of our credit facilities.  The note accrued interest, prior to its conversion, which we elected to pay through the issuance of 41,552 shares of our common stock.  Our agreement with HealthPlan Holdings states that, if HealthPlan Holdings does not receive gross proceeds of at least $5.0 million upon the sale of the conversion shares, then we must issue and distribute to them additional shares of our common stock, based on a ten-day trading average price, to compensate HealthPlan Holdings for the difference, if any, between $5.0 million and the amount of proceeds they realize from the sale of the conversion shares.  Our agreement with HealthPlan Holdings also requires that we register the conversion shares upon demand.  To date, HealthPlan Holdings has made no demand for registration of these conversion shares.

          We entered into a registration rights agreement in favor of HealthPlan Holdings with respect to the 709,757 shares we issued to them at closing.  This Registration Rights Agreement required that we file a registration statement covering the issued shares as soon as practicable after the closing of their purchase of such shares.  The Agreement also contained provisions requiring redemption of such shares or the issuance of certain additional penalty shares (in the event that our lenders prohibited redemption), if such registration statement did not become effective by certain specified time periods. Because the registration statement we filed with the Securities and Exchange Commission covering such shares was not declared effective within the required time periods, we issued to HealthPlan Holdings the maximum number of penalty shares specified by the registration rights agreement, which was 200,000 shares of our common stock.   As of this date, we have not registered the 709,757 purchased shares.

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

          Also, as part of the transaction noted above, we leased office space for our Tampa headquarters from HealthPlan Holdings.  During the three months ended March 31, 2002, we incurred approximately $17,000 in rent expense related to this lease.  This lease expired in June 2002.

          On March 7, 2003, PVC Funding Partners LLC, an affiliate of Commonwealth Associates, LP and Comvest Venture Partners, acquired directly from our senior lenders 96.0% of our outstanding Series C convertible preferred stock previously held by our senior lenders and $20.5 million of our outstanding bank debt.  The transaction reduces our senior lenders’ collective interest in PlanVista from over $40.0 million to $20.6 million.

          Effective March 31, 2003, we renegotiated the terms of the Centra notes.  Pursuant to the renegotiated terms, we have extended the maturity date of the notes from December 1, 2004 to April 1, 2006, reduced the interest rate from 12.0% per annum to 6.0% per annum, and fixed the conversion price at $1.00, subject to adjustment in accordance with anti-dilution protections.  The previous conversion price was based on the trading price of our common stock.  On April 18, 2003, we issued a new note equal to the accrued and unpaid interest owed to Centra related to the restructured notes in the amount of approximately $500,000.  This note has the same terms and conditions as the restructured notes.  Immediately upon completion of this restructuring, PVC Funding Partners acquired slightly more than 50.0% of the face value of the notes, including the new note, from Centra. The remaining interest is held by Centra.

          We believe that all consolidated operating and financing obligations for the next twelve months will be met from internally generated cash flow from operations and available cash.  Although there can be no assurances, management believes, based on available information, that we will be able to maintain compliance with the terms of our restructured credit facility, including the financial covenants, until our restructured credit facility becomes due in May 2004. Our ability to fund our operations, make scheduled payments of interest and principal on our indebtedness, and maintain compliance with the terms of our restructured credit facility, including our financial covenants, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve the restrictive debt covenants as required under the restructured credit facility, or we are unable to repay our restructured credit facility in full in May 2004, there may be a material adverse effect on our business, financial condition, and results of operations.  Management is continuing to explore alternatives to reduce our obligations, recapitalize our company, and provide additional liquidity. There can be no assurances that we will be successful in these endeavors.

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

          These condensed consolidated financial statements, including the condensed consolidated balance sheet as of December 31, 2002 (which was derived from audited consolidated financial statements), are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in an annual report on Form 10-K.  The interim condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2002 Annual Report on Form 10-K for the year ended December 31, 2002, which we filed with the Securities and Exchange Commission on March 31, 2003.

          Earnings Per Share

          Basic earnings per share is calculated by dividing the income or loss available to common stockholders by the weighted average number of shares outstanding for the period, without consideration for common stock equivalents. The calculation of diluted earnings per share reflects the effect of outstanding options and warrants using the treasury stock method, unless antidilutive.  Approximately 1.8 million options and warrants are not included in the calculation of diluted loss per share applicable to our common stockholders for the three months ended March 31, 2003 and 2002 respectively, because they are antidilutive.  In addition, the common shares associated with the Series C convertible preferred stock are not included in the calculation of diluted loss per share applicable to our common stockholders for the three months ended March 31, 2003 because they are antidilutive.

          Income Taxes

          We recognize deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

          Effective January 1, 2002, a new federal law was enacted allowing corporations to increase the period for which they may obtain refunds on past income taxes paid due to net operating losses (“NOL”).  The prior law allowed companies to use their NOLs back to the preceding three fiscal years while the new law allows companies to use their NOLs to the preceding five fiscal years.   We have net operating loss carryforwards of approximately $83.0 million that will expire in 2021.  Due to a change in ownership under Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforward will be limited to approximately $3.0 million per year.

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

          Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year’s presentation. These amounts do not have a material impact on the condensed consolidated financial statements taken as a whole.

4.       Notes Payable and Credit Facilities

          As part of our business strategy, we pursued the restructure of our credit facility during the second half of 2001 and the first quarter of 2002.  As of March 31, 2002, we had debt outstanding to our senior lenders totaling approximately $64.7 million and accrued and unpaid interest and fees totaling approximately $4.2 million. On April 12, 2002 (the “Effective Date”), we closed a transaction for the restructure and refinancing of our existing bank debt. Under the terms of the restructuring, in exchange for the outstanding principal, accrued and unpaid interest and fees due to our lenders, we entered into a $40.0 million term loan that accrues interest at prime plus 1.0% with interest payments due monthly. Quarterly principal payments of $50,000 became due beginning June 30, 2002, and the term loan is due in full on May 31, 2004. The term loan is collateralized by all of our assets. The restructured credit facility does not include a line of credit or the ability to borrow additional funds. The remainder of the amounts due to our senior lenders was exchanged for approximately $29.0 million of our Series C convertible preferred stock and an additional promissory note in the amount of $184,872. The terms of the Series C convertible preferred stock are disclosed in Note 2.  As described in Note 2, the restructured credit facility contains certain financial covenants including minimum monthly EBITDA levels, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio, and maximum quarterly and annual extraordinary expenses (as defined in the Agreement).  Beginning in 2003, the required minimum EBITDA levels are $1.0 million in January 2003, $700,000 in February 2003, $800,000 from March 2003 through July 2003, and $1.0 million thereafter.  From January 2003 through March 2003, we were in compliance with these financial covenants under the terms of the restructured agreements.

          The Series C convertible preferred stock issued to our senior lenders in connection with our restructured credit facility accrues dividends at 10.0% per annum during the first twelve months from issuance and at 12.0% per annum thereafter.  Dividends are payable quarterly in additional shares of Series C convertible preferred stock or, at our option, in cash.  In addition, while at least 12,000 shares of Series C convertible preferred stock are outstanding, the Series C convertible preferred stockholders are entitled to elect three out of seven members of our board of directors.  Upon the occurrence of a Board Shift Event, as defined below, the board composition would change so as to allow the Series C convertible preferred stockholders to elect four out of seven directors, thereby shifting control of the board to the directors elected by the holders of Series C convertible preferred stock.  A “Board Shift Event” is defined as (1) our failure to achieve certain specified net operating cash flow requirements, (2) any default in connection with the payment of principal or interest under our restructured credit facility, after the lapse of any applicable grace periods, or (3) our failure to redeem all of the Series C convertible preferred stock by October 12, 2003.  We may redeem the Series C convertible preferred stock at any time at our option at a redemption price of $1,000 per share plus accrued dividends.  Until the March 2003 closing of the PVC Funding Partners transaction, as described below, the senior lenders under our restructured credit facility were the sole holders of the Series C convertible preferred stock.

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

          Prior to us entering into the restructured credit agreement, we operated under a Forbearance Agreement, as amended (the “Forbearance Agreement”), with our lending group.  The Forbearance Agreement extended the terms and conditions of the June 8, 2000, second Amended and Restated Credit Agreement (the “Prior Credit Agreement”), which matured on August 31, 2001.  Under the terms of the Forbearance Agreement, as amended, which became effective on September 1, 2001, we had until March 29, 2002 to repay the amounts under the Prior Credit Agreement or to restructure the credit facility.  During the term of the Forbearance Agreement, interest accrued at an annual interest rate equal to prime plus 6.0%.  Interest was payable monthly at prime plus 1.0% per annum.  The difference between the accrual rate of interest and the rate paid was due at the termination of the Forbearance Agreement and was rolled into the amount restructured.  In addition, we were required to achieve minimum cash collection levels and maximum cash disbursements as defined in the Forbearance Agreement.  We were in compliance with the terms of the Forbearance Agreement, as amended.

          The Prior Credit Agreement originally provided for a $73.8 million term loan facility, a $25.0 million revolving credit facility, and a letter of credit facility of up to $16.0 million available for current letters of credit. Under the term loan facility, a payment of $250,000 was required at closing and monthly for a two-month period commencing May 31, 2000. Repayments of $500,000 were required each month thereafter with additional repayments of $15.0 million on January 31 and July 31, 2001, and a final payment on August 31, 2001. Interest rates varied from the higher of (a) the Prime Rate or (b) the Federal Funds rate plus 1/2 of 1%, plus a margin of 1.5% to 3.0%. The Prior Credit Agreement required an initial payment of 1.0% of the maximum amount of the facility, plus certain administrative fees and an annual commitment fee of .25% for letters of credit and unused commitments. We capitalized approximately $1.4 million of bank fees related to the Prior Credit Agreement. Under the loan terms, we were required to maintain certain financial covenants for revenue and EBITDA as defined in the Prior Credit Agreement.  We are also restricted in capital expenditures and are subject to repayment with proceeds of certain future activities such as sale of certain assets and public offerings.

          During 2001, the Prior Credit Agreement was amended to (a) freeze the Bank Group’s commitment under the revolving credit facility, (b) waive certain required payments that were due or deferred, (c) revise the amount of monthly payments due, (d) allow us to issue our common stock to DePrince, Race & Zollo, Inc. for $3.8 million and to use the funds to satisfy certain post-closing obligations to HealthPlan Holdings in connection with the sale of the third party administration and managing general underwriter businesses, (e) increase the interest rate charged by 100 basis points, (f) require us to retain the services of an investment banker to assist us with refinancing our obligations, (g) make certain prepayments upon the receipt of tax refunds, debt refinancing proceeds or the proceeds of new equity issuances, and (h) revise various other provisions relating to covenants and defined defaults.  In exchange for consenting to the amendments to the Prior Credit Agreement, we paid the Bank Group an aggregate of $1.5 million and delivered to them an aggregate of 74,998 shares of our common stock.

          As of March 31, 2003 and December 31, 2002, respectively, PlanVista had additional notes and other obligations totaling approximately $10.6 million and $11.0 million, respectively, related to a 1993 acquisition, a 1998 acquisition, and equipment purchases, and related to the HealthPlan Holdings transaction. As described in Note 2, included in these totals was a $5.0 million note related to the HealthPlan Holdings transaction that converted to 813,273 shares of our common stock on April 12, 2002, subject to guarantee that provides HealthPlan Holdings with $5.0 million in gross proceeds from the sale of the stock. The number of shares of common stock issued in satisfaction of this note was based on the average closing price of our common stock for the 10 days immediately prior to the conversion. Also included in the total was  $4.0 million of notes payable to CENTRA Benefits, Inc. (“Centra”) originally delivered in connection with the 1998 acquisition, which was restructured so that amended and restated notes totaling $4.3 million (representing the principal under the original notes plus accrued unpaid interest) were issued to Centra under terms including interest at 12.0% (payable in additional shares of our common stock, except under specified circumstances) and a maturity date of December 1, 2004. In connection with the restructuring of the Centra notes, we also issued to Centra warrants to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.25 over the market price of the stock on the date of the issuance of the restructured notes (based on the average trading price during the ten trading days preceding such note restructure), subject to reduction to a price equal to the conversion price of the Series C convertible preferred stock upon the happening of certain events.

          Effective March 31, 2003, we renegotiated the terms of the Centra notes.  Pursuant to the renegotiated terms, we have extended the maturity date of the notes from December 1, 2004 to April 1, 2006, reduced the interest rate from 12.0% per annum to 6.0% per annum, and fixed the conversion price at $1.00, subject to adjustment in accordance with anti-dilution protections.  The previous conversion price was based on the trading price of our common stock.  On April 18, 2003, we issued a new note equal to the amount of accrued and unpaid interest payable to Centra related to the restructured notes in the amount of approximately $500,000.  This note has the same terms and conditions as the restructured notes.  Immediately upon completion of this restructuring, PVC Funding Partners acquired slightly more than 50.0% of the face value of the notes, including the new note, from Centra.  The remaining interest is held by Centra.

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

          On March 13, 2003, PVC Funding Partners LLC, an affiliate of Commonwealth Associates, LP and Comvest Venture Partners, filed a form 13D with the Securities and Exchange Commission in which they indicated

that on March 7, 2003, they acquired from our senior lenders 29,851, or 96.0%, of our outstanding Series C convertible preferred stock.  This Series C convertible preferred stock was purchased from the lenders on a prorata basis at a price of $33.50 per share. The original lenders continue to hold the remaining 4.0% of the Series C convertible preferred stock.  In connection with the transaction, PVC Funding Partners also acquired $20.5 million in principal amount of our outstanding bank debt from the original lenders.

          There is an intercreditor agreement between PVC Funding Partners and Wachovia Bank, National Association, dated March 7, 2003.  The intercreditor agreement provides that, until the occurrence of a Board Shift Event, PVC Funding Partners has all of the rights of the original lenders under the restructured credit agreements, except that (a) PVC Funding Partners’ rights to mandatory prepayments and other principal payments prior to the maturity date are subordinated to the original lenders’ rights to those payments, and (b) PVC Funding Partners’ notes will be voted consistently with and on the same percentage basis as the original lenders with respect to all matters required to be submitted to a vote or consent of original lenders, except for matters related to certain fundamental changes in the loan terms.  Upon the first occurrence of a Board Shift Event, which would allow PVC Funding Partners to appoint an additional board member and thus obtain control of our board of directors, PVC Funding Partners has the option of not exercising their right to obtain such control.  If, within fifteen days of a first Board Shift Event, PVC Funding Partners notifies the original lenders that they will not exercise their right to control our board, then the original lenders will have the option to repurchase 14,304 of the Series C convertible preferred stock, at a price of $33.50 per share.  If PVC Funding Partners exercises their right to obtain control of our board, or fails to timely notify the selling lenders that they will not exercise this right, then the debt held by PVC Funding Partners will automatically be subordinated to the debt held by the original lenders.

5.       Accounting for Stock-Based Compensation

          We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation, but we apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans.  Therefore, since stock options are granted with an option price greater than or equal to the fair value on the date of grant, we do not recognize compensation expense for any of our stock option plans.  If we elected to recognize compensation expense for our stock option plans based on fair value at the date of grant, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts as follows.  The pro forma amounts below  were determined using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable periods: dividend yield of 0.00%; expected volatility of 30%; and  risk-free interest rates of 5.25%.

	For the Three Months Ended March 31,

	2003	2002

Net income	$1,487	$669
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	—	(6)

Pro forma net income	$1,487	$663

Earnings per share:
Basic - as reported	$(0.92)	$0.04

Basic - pro forma	$(0.92)	$0.04

Diluted - as reported	$(0.92)	$0.04

Diluted - pro forma	$(0.92)	$0.04

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

          In November 2001, Paid Prescriptions, LLC initiated a breach of contract action in the United States District Court for the District of New Jersey against HealthPlan Services, our former subsidiary.  Paid Prescriptions seeks $1.6 million to $2.0 million in compensation arising from HealthPlan Services’ alleged failure to meet certain performance goals under a contract requiring HealthPlan Services to enroll a certain number of customers for Paid Prescriptions’ services.  Because the events giving rise to this claim allegedly occurred prior to our sale of the HealthPlan Services business to HealthPlan Holdings, we are vigorously defending the action on behalf of HealthPlan Services, in accordance with our indemnification obligations to HealthPlan Holdings.

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

7.       Recent Accounting Pronouncements

          In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”).   SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 did not have a significant effect on our financial position, results of operations or liquidity.

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

          On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and  Technical Corrections” (“SFAS No. 145”).  SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not impact us.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3.  We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  The adoption of SFAS No. 146 did not impact us.

          In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of FAS No. 5, 57 and 107 and rescission of SFAS Interpretation No. 34),” which modifies the accounting and enhances the disclosure of certain types of guarantees.  FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee.  FIN 45’s provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002.  The adoption of FIN 45 did not have an impact on us.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123,” and is effective for fiscal years ending after December 15, 2002.  SFAS No. 148 provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Additionally, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation.  The adoption of SFAS No. 148 did not have a material impact on us.

          On January 17, 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which imposes a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs.  A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary must consolidate it.  Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest.  Certain transition disclosures are required for all financial statements issued after January 31, 2003.  The ongoing disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003.  FIN 46 will not have an impact on us.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

          The statements contained in this report include forward-looking statements related to us that involve risks and uncertainties, including but not limited to our ability to expand our client base; the success of our new products and services; our ability to maintain our current preferred provider organization network arrangements; our ability to manage costs; our failure to comply with the financial covenants of our restructured debt agreements; changes in law; risk of material adverse outcome in litigation; fluctuations in business conditions and the economy; our ability to attract and retain key management personnel; changes in accounting and reporting practices; our ability to reduce and restructure debt; and our ability to obtain additional debt or equity financing on terms favorable to us to facilitate our long-term growth.  These forward-looking statements are made in reliance on the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

          The factors above should not be construed as exhaustive.  Prospective investors are cautioned that forward-looking statements are not guarantees of future performance.  Except as required to comply with applicable law, we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Introduction

          The following is a discussion of changes in our unaudited results of operations for the three months ended March 31, 2003 compared to the same period in 2002.

          We provide medical cost containment services and business process outsourcing solutions for the medical insurance and managed care industries. We provide national PPO network access, electronic claims repricing, and network and data management services to health care payers such as insurance carriers, HMOs, self-insured employers, third party administrators and other entities that pay claims on behalf of health plans.  We also provide network and data management services for health care providers, including individual providers, PPOs, and other provider groups.

          We earn most of our operating revenue in the form of fees generated from the discounts we provide for the payers that access our National Preferred Provider Network (sometimes referred to as our NPPN network).  We generally enter into agreements with our healthcare payer customers under which they pay to us a percentage of the cost savings generated from our NPPN network discounts with PPOs and providers.  We generally recognize this operating revenue when claims processing and administration services have been performed.  Operating revenue from certain customers with certain contractual rights is not recognized until the corresponding cash is collected.  A portion of our operating revenue is generated from customers that pay us a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers customers.  We recognize our monthly fee revenue at the time the services are provided.  Operating revenue related to our business process outsourcing services is earned on a per claim basis at the time the associated services are provided.

          Our expenses generally consist of  fees incurred to provide access to participating PPO networks for our customers, compensation and benefits costs for our employees, occupancy and related costs, general and administrative expenses associated with operating our business, taxes, and debt service obligations.

A.      RESULTS OF OPERATIONS

          The following is a presentation of our unaudited condensed consolidated results of operations for the three months ended March 31, 2003, compared to the same period in 2002. The following table sets forth certain unaudited operating data as a percentage of total operating revenues for the periods indicated:

	Three Months Ended March 31,

	2003	2002

Operating revenue	100.0%	100.0%
Cost of operating revenue:
Marketing allowance	1.8%	1.0%
Personnel expense	28.0%	28.3%
Network access fees	18.5%	16.3%
Other	12.1%	17.3%
Depreciation	1.7%	1.4%

Total cost of operating revenue	62.1%	64.3%
Bad debt expense	6.6%	6.8%
Interest expense, net	8.7%	32.2%

Total expenses	77.4%	103.3%
Income (loss) before (provision) benefit for income taxes	22.6%	(3.3)%
(Provision) benefit for income taxes	(4.1)%	11.7%

Net income	18.5%	8.4%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

          Operating Revenue

          Operating revenue for the three months ended March 31, 2003 increased $0.2 million, or 1.3%, to $8.1 million from $7.9 million in 2002.  During 2003, we added 10 new payer accounts and generated operating revenue from those customers totaling $0.5 million.  The increase in operating revenue from this new business was partially offset by a decrease in operating revenue from customers that no longer use our services or that have significantly reduced their utilization.  Claims volume increased by approximately 21,000, or 2.3%, to 934,000 claims repriced during the three months ended March 31, 2003 compared to 913,000 claims repriced in the same period in 2002.

          Personnel Expense

          Personnel expense for the three months ended March 31, 2003 increased an immaterial amount from the same period in 2002.  Personnel expense as a percentage of revenues decreased to 28.0% in 2003 compared to 28.3% in 2002.  We reduced bonus expense in the first quarter of 2003 compared to the same period in 2002 due to lower estimate of such costs for the year ended 2003.  We continued to benefit from efficiencies in our claim repricing operations through increased use of our technology, which allowed us to increase the number of claims processed per person in 2003 compared to the same period in 2002.

          Network Access Fees

          Network access fees for the three months ended March 31, 2003 increased $0.2 million, or 15.2%, to $1.5 million from $1.3 million in 2002.  Network access fees as a percentage of operating revenue were 18.5% in 2003 compared to 16.3% in 2002.  Network access fees relate to amounts charged by our network partners for access to their provider network.  The increase in network access fees of $0.2 million was due to contracts with certain of our newer networks.

          Other Costs of Operating Revenue

          Other costs of operating revenue for the three months ended March 31, 2003 decreased $0.4 million, or 29.4%, to $1.0 million from $1.4 million in 2002.  Other costs of operating revenue primarily consists of occupancy and related costs, professional services, and other administrative costs.  This decrease was partially the result of settlements of outstanding balances with certain of our vendors resulting in over $0.2 million in savings.  The decrease in other costs of operating revenue also resulted from lower professional fees related to the completion of a number of our outstanding legal matters pertaining to our discontinued subsidiaries.

          Depreciation

          Depreciation for the three months ended March 31, 2003 increased an immaterial amount compared to the same period in 2002.  This small increase in depreciation was due to purchases of fixed assets in the latter part of 2002 and during the three months ended March 31, 2003.

          Bad Debt Expense

          Bad debt expense for the three months ended March 31, 2003 decreased an immaterial amount from the same period in 2002.  Bad debt expense is recorded based on our estimate of uncollectible accounts receivable.

          Interest Expense

          Interest expense for the three months ended March 31, 2003 decreased to $0.7 million from $2.6 million during the same period in 2002.  During the three months ended March 31, 2002, we incurred a higher interest rate on our credit facility, which was at prime plus 1.0% (10.50%) on January 1, 2001 and increased to prime plus 6.0% (10.75%) through April 12, 2002, the date we restructured our credit facility.  As a result of this restructuring, we reduced the debt balance owed to our Senior Lenders from $64.8 million at January 1, 2002 to $39.9 million at December 31, 2002 and $39.8 million at March 31, 2003.  Our senior lenders currently charge interest at a rate of prime plus 1.0% (5.25% at March 31, 2003).  The decrease resulting from the lower average principal balance and lower interest rates was partially offset by bank charges and other financing costs which are included in interest expense for the three month ended March 31, 2003.

          Income Taxes

          The provision for income taxes for the three months ended March 31, 2003 was $0.3 million.  This provision was based on an effective tax rate that was determined upon our estimate of our taxable income for the year ended December 31, 2003.  The difference between our effective tax rate and the statutory rate is mainly due to a partial utilization of our net operating loss carryforward.  The benefit for income taxes for the three months ended March 31, 2002 was $0.9 million.  This benefit was based on an effective tax rate that was determined upon our estimate of our taxable income for the year ended December 31, 2002.

B.      LIQUIDITY AND CAPITAL RESOURCES

          Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments.  Our primary sources of cash are fees generated from the healthcare provider discounts that we make available to our network access customers.  Our uses of cash consist of payments to PPOs to provide access to their networks for our customers, payments for compensation and benefits for our employees, occupancy and related costs, general and administrative expenses associated with operating our business, debt service obligations, and taxes.  We had cash and cash equivalents totaling $1.9 million at March 31, 2003 and $1.2 million at December 31, 2002, respectively.  Net cash flow provided by operating activities was $0.9 million and $0.2 million during the three months ended March 31, 2003 and 2002, respectively.

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

          We entered into a registration rights agreement in favor of HealthPlan Holdings with respect to the 709,757 shares we issued to them at closing.  This Registration Rights Agreement required that we file a registration statement covering the issued shares as soon as practicable after the closing of their purchase of such shares.  The Agreement also contained provisions requiring redemption of such shares or the issuance of certain additional penalty shares (in the event that our lenders prohibited redemption), if such registration statement did not become effective by certain specified time periods. Because the registration statement we filed with the Securities and Exchange Commission covering such shares was not declared effective within the required time periods, we issued to HealthPlan Holdings the maximum number of penalty shares specified by the registration rights agreement, which was 200,000 shares of our common stock.  As of this date, we have not registered the 709,757 purchased shares.

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

          Restructured Credit Facility

          On April 12, 2002, we closed a transaction to restructure and refinance our bank debt, which was $69.0 million prior to the closing.  Under the terms of the restructured agreement, we entered into a $40.0 million term loan that accrues interest at a variable rate, generally prime plus 1.0%, with interest payments due monthly beginning on April 30, 2002.  Quarterly principal payments of $50,000 became due beginning September 30, 2002, and the term loan is payable in full on May 31, 2004.  The term loan is collateralized by all of our assets.  The restructured credit facility does not include a line of credit or the ability to borrow any additional funds.  In exchange for retirement of the remaining amounts due to the lenders, we issued 29,000 shares of our newly authorized Series C convertible preferred stock and an additional note in the amount of $184,872.  The Series C convertible preferred stock accrues dividends at 10.0% per annum during the first twelve months from issuance and at 12.0% per annum thereafter.  Dividends are payable quarterly in additional shares of Series C convertible preferred stock or, at our option, in cash.  We have chosen to pay dividends in the form of additional shares, and to date we have issued to the Series C holders an aggregate of 2,809 additional shares of Series C convertible preferred stock.  In connection with the restructuring, we issued an additional note to Wachovia Bank, National Association (referred to as Wachovia), the administrative agent for our lending group, in the amount of $64,000 for administrative agent fees.  The restructured credit agreement contains certain financial covenants, including minimum monthly EBITDA levels (defined as earnings before interest, taxes, depreciation, and amortization and adjusted for non-cash items deducted in calculating net income and severance, if any, paid to certain of our officers), maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on our operating cash flows, and maximum quarterly and annual extraordinary expenses (excluding certain pending and threatened litigation, indemnification agreements, and certain other matters as defined in the restructured agreement).  The required monthly minimum EBITDA levels for the third quarter of 2002 averaged approximately $808,000.  The required monthly minimum EBITDA level was $1.0 million from October 2002 through January 2003, and decreased to $700,000 in February 2003.  For March 2003 through July 2003, the monthly minimum EBITDA is $800,000, and it will increase to $1.0 million per month thereafter.  From April 12, 2002 through November 30, 2002, we were in compliance with these financial covenants for each reporting period required under the terms of the restructured agreement.  During December 2002, we were not in compliance with our EBITDA covenant and we subsequently obtained a waiver from our senior lenders for this non-compliance.  From January 1, 2003 through March 31, 2003, we were in compliance with these financial covenants under the terms of the restructured agreements.

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

          In connection with our new credit facility and debt restructuring, we were required to adopt the accounting principles prescribed by Emerging Issues Task Force (“EITF”) 00-27.  In accordance with the accounting requirements of EITF 00-27, we have reflected approximately $62.4 million as an increase to the carrying value of our Series C convertible preferred stock with a comparable reduction to additional paid-in capital.  The amount accreted to the Series C convertible preferred stock is calculated based on (a) the difference between the closing price of our common stock on April 12, 2002 and the conversion price per share available to the holders of our Series C convertible preferred stock, multiplied by (b) our estimate of the number of shares of common stock that will be issued if the shares of our Series C convertible preferred stock are ever converted.  Such shares are not convertible until October 12, 2003.  This amount is accreted over the contractual life of the Series C convertible preferred stock.  This non-cash entry did not affect our net income but did impact the net income deemed available to our common stockholders for reporting purposes during 2002.  Net income per share applicable to common stockholders during 2002 was further reduced by preferred stock dividends totaling $2.1 million, paid in 2,092 shares of our Series C convertible preferred stock to the holders of our Series C convertible preferred stock.

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

          Offering

          On July 19, 2002, we filed an Amended Registration Statement with the Securities and Exchange Commission wherein we offered for sale an aggregate of 5,174,979 shares of our common stock (sometimes referred to as the Offering).  Effective as of the fourth quarter of 2002, we decided to postpone the Offering indefinitely.  Accordingly, during the fourth quarter of 2002 we expensed $1.2 million of costs associated with the Offering.  During the first quarter of 2003, we filed an application to withdraw the Registration Statement.

          PVC Funding Partners Transaction

          On March 13, 2003, PVC Funding Partners LLC, an affiliate of Commonwealth Associates, LP and Comvest Venture Partners, filed a form 13D with the Securities and Exchange Commission in which they indicated that on March 7, 2003, they acquired from our senior lenders 29,851, or 96.0%, of our outstanding Series C convertible preferred stock.  The Series C convertible preferred stock was purchased from the senior lenders on a prorata basis at a price of $33.50 per share.  The selling lenders continue to hold the remaining 4.0% of the Series C convertible preferred stock.  In connection with the transaction, PVC Funding Partners also acquired $20.5 million in principal amount of our outstanding bank debt from our senior lenders.  In connection with the closing of the transaction, the three Class B members of our board of directors designated by the holders of the Series C convertible preferred stock voluntarily relinquished their board positions and were replaced by three Class B directors selected by PVC Funding Partners LLC.

          There is an intercreditor agreement between PVC Funding Partners and Wachovia Bank, National Association, dated March 7, 2003.  The intercreditor agreement provides that, until the occurrence of a Board Shift Event, PVC Funding Partners has all of the rights of the original lenders under the restructured credit agreements, except that (1) PVC Funding Partners’ rights to mandatory prepayments and other principal payments prior to the maturity date are subordinated to the original lenders’ rights to those payments, and (2) PVC Funding Partners’ notes will be voted consistently with and on the same percentage basis as the original lenders with respect to all matters required to be submitted to a vote or consent of original lenders, except for matters related to certain fundamental changes in the loan terms.  Upon the first occurrence of a Board Shift Event, which would allow PVC Funding Partners to appoint an additional board member and thus obtain control of our board of directors, PVC Funding Partners has the option of not exercising their right to obtain such control.  If, within fifteen days of a first Board Shift Event, PVC Funding Partners notifies the original lenders that they will not exercise their right to control our board, then the original lenders will have the option to repurchase 14,304 of the Series C convertible preferred stock, at a price of $33.50 per share.  If PVC Funding Partners exercises their right to obtain control of our board, or fails to timely notify the selling lenders that they will not exercise this right, then the debt held by PVC Funding Partners will automatically be subordinated to the debt held by the original lenders.

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

          Effective March 31, 2003, we renegotiated the terms of the Centra notes.  Pursuant to the renegotiated terms, we have extended the maturity date of the notes from December 1, 2004 to April 1, 2006, reduced the interest rate from 12.0% per annum to 6.0% per annum, and fixed the conversion price at $1.00, subject to adjustment in accordance with anti-dilution protections.  The previous conversion price was based on the trading price of our common stock.  On April 18, 2003, we issued a new note equal to the accrued and unpaid interest owed to Centra related to the restructured notes in the amount of approximately $500,000.  This note has the same terms and conditions as the restructured notes.  Immediately upon completion of this restructuring, PVC Funding Partners acquired slightly more than 50.0% of the face value of the notes, including the new note, from Centra. The remaining interest is held by Centra.

          Other Obligations

          In connection with a 1993 acquisition by our former subsidiary, HealthPlan Services, Inc., we assumed a note payable to Cal Group, Inc.  As of March 31, 2003, the outstanding balance of the note was approximately $751,000.

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

          In 1994, we obtained a letter of credit in connection with a third party administration contract entered into by HealthPlan Services, Inc., our former subsidiary.  The letter of credit remained outstanding due to multi-party litigation related to the business administered.  In July 2002, we entered into a settlement agreement with respect to the litigation.  The letter of credit, which was then in the amount of $4.6 million, was subsequently returned to our senior lenders and canceled.  In January 2003, in compliance with the indemnification obligations arising out of our sale of the HealthPlan Services business, we paid $250,000 in connection with the final settlement of the multi-party litigation.

          Capital Expenditures

          We spent $0.1 million and $0.2 million on capital expenditures during the three months ended March 31, 2003 and 2002, respectively.

          We believe that all consolidated operating and financing obligations for the next twelve months will be met from internally generated cash flow from operations and available cash.  Although there can be no assurances, management believes based on available information, it will be able to maintain compliance with the terms of its restructured credit facility, including the financial covenants, until our restructured credit facility becomes due in May 2004.  Our ability to fund our operations, make scheduled payments of interest and principal on our indebtedness, and maintain compliance with the terms of our restructured credit facility, including our financial covenants, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control.  If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve the restrictive debt covenants as required under the restructured credit facility, or we are unable to repay our restructured credit facility in full in May 2004, there may be a material adverse effect on our business, financial condition, and results of operations.  Management is continuing to explore alternatives to reduce our obligations, recapitalize our company, and provide additional liquidity.  There can be no assurances that we will be successful in these endeavors.

          Inflation

          We do not believe that inflation had a material effect on our results of operations for the three months ended March 31, 2003 and 2002.  There can be no assurance, however, that our business will not be affected by inflation in the future.

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

          Revenue recognition

          We earn operating revenues in the form of fees generated from the repricing of medical claims. We generally enter into agreements with our health benefit payer clients that require them to pay a percentage of the cost savings generated from our network discounts with participating providers. These agreements are generally terminable upon 90 days notice.  Operating revenues from percentage of savings contracts are generally recognized when claims processing and administrative services have been performed.  Operating revenues from customers with certain contingent contractual rights are generally not recognized until the corresponding cash is collected.  The remainder of our medical cost containment operating revenues is generated from customers that pay us a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers clients. Operating revenues under such agreements are recognized when the network access services are provided.

          Accounts receivable

          We generate our operating revenue and related accounts receivable from services provided to healthcare payers, such as self-insured employers, medical insurance carriers, third party administrators, HMOs, and other entities that pay claims on behalf of health plans.  We also generate operating revenue from services that we provide to health care services providers, such as individual providers and provider networks.

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

          Impairment of intangible and long-lived assets

          In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”), SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.  Recorded goodwill and intangibles are evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.  SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles.  Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the period in which the recorded value of goodwill and certain intangibles is more than its fair value.  On January 1, 2002, we adopted the provisions of each statement applying to goodwill and intangible assets acquired prior to June 30, 2001.  These new requirements will impact future period net income by an amount equal to the discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining intangible assets on future business combinations.  We completed our impairment tests for 2002 and determined that our goodwill was not impaired.

          Income taxes

          We recognize deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

          New Accounting Pronouncements

          In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”).   SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 did not have a significant effect on our financial position, results of operations or liquidity.

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

          On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  SFAS No. 145 also eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002.  The adoption of SFAS No. 145 did not have an impact on us.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3.  We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.  The adoption of SFAS No. 146 did not have an impact on us.

          In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of FAS No. 5, 57 and 107 and rescission of SFAS Interpretation No. 34),” which modifies the accounting and enhances the disclosure of certain types of guarantees.  FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee.  FIN 45’s provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002.  The adoption of FIN 45 did not have an impact on us.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123,” and is effective for fiscal years ending after December 15, 2002.  SFAS No. 148 provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Additionally, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation.  The adoption of SFAS No. 148 did not have a material impact on us.

          On January 17, 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which imposes a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs.  A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary must consolidate it.  Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest.  Certain transition disclosures are required for all financial statements issued after January 31, 2003.  The ongoing disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003.  FIN 46 will not have an impact on us.

          Controls and Procedures

          Based on their most recent review, which was completed within 90 days of the filing of this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to certain market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business.  We are subject to interest rate risk on our existing Agreements. Our fixed rate debt consists primarily of outstanding balances on our notes issued to Cal Group, Inc., the former owner of CENTRA HealthPlan LLC and certain equipment notes.  Our variable rate debt relates to borrowings under our Term Loan Agreement effective April 12, 2002 and notes issued to certain of our board of directors.  See “Liquidity and Capital Resources.”

          The following table presents the future minimum operating lease obligations and the future principal payment obligations, and the weighted-average interest rates associated with our long-term debt instruments as of March 31, 2003 (in thousands).  These amounts have been adjusted to reflect our restructured debt arrangements:

	2003	2004	2005	2006	2007	Thereafter

Operating leases	$520	$665	$631	$624	$623	$582
Long-term debt fixed rate (interest rates ranging from 5.75% to 6.0%)	$142	$142	$142	$4,429	$142	$41
Long-term debt variable rate (interest at prime plus 1.0% and prime plus 4.0%)	$257	$40,150	$—	$—	$—	$—

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

          In November 2001, Paid Prescriptions, LLC initiated a breach of contract action in the United States District Court for the District of New Jersey against HealthPlan Services, our former subsidiary.  Paid Prescriptions seeks $1.6 million to $2.0 million in compensation arising from HealthPlan Services’ alleged failure to meet certain performance goals under a contract requiring HealthPlan Services to enroll a certain number of customers for Paid Prescriptions’ services.  Because the events giving rise to this claim allegedly occurred prior to our sale of the HealthPlan Services business to HealthPlan Holdings, we are vigorously defending the action on behalf of HealthPlan Services, in accordance with our indemnification obligations to HealthPlan Holdings.

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

Item 2.	Changes in Securities and Use of Proceeds.

          On January 2, 2003 we issued 731 shares of our Series C convertible preferred stock prorata to our senior lenders in a private transaction pursuant to Section 4(2) of the Securities Act, as payment of dividends, payable in kind in shares of our Series C convertible preferred stock, pursuant to the terms of the certificate of designation of our Series C convertible preferred stock.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports On Form 8-K

(a)	Exhibit 99	Written statement of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K.

On February 6, 2003, we filed a report on Form 8-K with respect to an agreement between our senior lenders and a private equity firm wherein the private equity firm have agreed to purchase substantially all of our Series C convertible preferred stock from our senior lenders.

On February 11, 2003, we filed a report on Form 8-K with respect to resolving our litigation with Trewit, Inc. and Harrington Benefit Services, Inc.

On March 11, 2003, we filed a report on Form 8-K with respect to PVC Funding Partners LLC, an affiliate of Commonwealth Associate LP, and Comvest Venture Partners acquiring 96.0% of our outstanding Series C convertible preferred stock from our senior lenders for $20.5 million.  Additionally three associate of Commonwealth were appointed to our Board of Directors replacing three current members.

PLANVISTA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANVISTA CORPORATION

Date: May 15, 2003	/s/ PHILLIP S. DINGLE

Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2003	/s/ DONALD W. SCHMELING

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Phillip S. Dingle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the registrant, PlanVista Corporation;

          2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.       Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          (a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s independent certified public accountants any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ PHILLIP S. DINGLE

Phillip S. Dingle Chairman and Chief Executive Officer

CERTIFICATIONS

I, Donald W. Schmeling, certify that:

1. I have reviewed this quarterly report on Form 10-Q of the registrant, PlanVista Corporation;

          2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.       Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          (a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ DONALD W. SCHMELING

Donald W. Schmeling Chief Financial Officer