Form 10-Q
period 2003-06-30
PLANVISTA CORP
filed 2003-08-13
CIK 942319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

    (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒ .

The number of shares outstanding of the issuer’s Common Stock, par value $.01 per share, as of August 11, 2003 was 16,967,352.

PLANVISTA CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PLANVISTA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share amounts)

	June 30,	December 31,
	2003	2002
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$2,711	$1,198
Accounts receivable, net of allowance for doubtful accounts of $2,341 and $1,985 at June 30, 2003 and December 31, 2002, respectively	7,812	7,989
Prepaid expenses and other current assets	528	174
Refundable income taxes	—	1,600

Total current assets	11,051	10,961
Property and equipment, net	1,472	1,541
Other assets	1,006	678
Goodwill	29,405	29,405

Total assets	$42,934	$42,585

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,514	$2,903
Accrued liabilities	4,669	5,574
Income tax payable	350	—
Deferred revenue	950	950
Current portion of long-term debt	38,489	356

Total current liabilities	46,972	9,783
Long-term debt, less current portion	5,980	45,188
Other long-term liabilities	899	1,003

Total liabilities	53,851	55,974

Commitments and contingencies

Common stock with make-whole provisions	5,000	5,000

Stockholders’ deficit:
Series C convertible preferred stock, $0.01 par value; 40,000 shares authorized; 31,810 shares and 31,092 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	111,352	77,217
Common stock, $0.01 par value; 100,000,000 shares authorized, 16,787,449 shares issued at June 30, 2003 and and 16,761,354 shares issued at December 31, 2002	168	168
Additional paid-in capital	11,969	45,593
Treasury stock at cost, 7,940 shares at June 30, 2003 and December 31, 2002	(38)	(38)
Accumulated deficit	(139,368)	(141,329)

Total stockholders’ deficit	(15,917)	(18,389)

Total liabilities and stockholders’ deficit	$42,934	$42,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating revenue	$7,879	$8,474	$15,934	$16,422

Cost of operating revenue:
Personnel expenses	2,239	2,170	4,492	4,421
Network access fees	1,428	1,417	2,923	2,715
Other	1,389	1,410	2,509	2,862
Depreciation	135	134	270	247
Costs related to ProxyMed agreement	846	—	846	—

Total cost of operating revenue	6,037	5,131	11,040	10,245

Bad debt expense	362	631	892	1,169
Interest expense, net	679	1,237	1,387	3,795

Total expenses	7,078	6,999	13,319	15,209

Income before provision (benefit) for income taxes	801	1,475	2,615	1,213
Provision (benefit) for income taxes	324	322	654	(609)

Net income	477	1,153	1,961	1,822
Preferred stock accretion and preferred stock dividend	(17,187)	(14,115)	(34,135)	(14,115)

Loss applicable to common stockholders	$(16,710)	$(12,962)	$(32,174)	$(12,293)

Basic and diluted income (loss) per share applicable to common stockholders:
Net income	$0.03	$0.07	$0.11	$0.11
Preferred stock accretion and preferred stock dividend	(1.03)	(0.85)	(2.03)	(0.88)

Loss applicable to common stockholders	$(1.00)	$(0.78)	$(1.92)	$(0.77)

Basic and diluted weighted average number of common shares outstanding	16,787	16,585	16,780	16,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands)

	Series C Convertible Preferred Stock	Voting Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2002	$77,217	$168	$45,593	$(38)	$(141,329)	$(18,389)
Accretion of Series C convertible preferred stock	32,540	—	(32,540)	—	—	—
Preferred stock dividends	1,595	—	(1,595)	—	—	—
Warrants issued to ProxyMed, Inc.	—	—	496	—	—	496
Warrants issued to consultants	—	—	15	—	—	15
Net income	—	—	—	—	1,961	1,961

Balance, June 30, 2003	$111,352	$168	$11,969	$(38)	$(139,368)	$(15,917)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,961	$1,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	270	247
Bad debt	892	1,169
Non-cash interest expense	—	738
Restructuring costs	—	(127)
Warrants issued in connection with ProxyMed agreement	496	—
Warrants issued to consultants	15	—
Changes in assets and liabilities:
Accounts receivable	(715)	(2,678)
Income taxes	1,950	(370)
Prepaid expenses and other current assets	(354)	(773)
Other assets	(328)	(42)
Accounts payable	(391)	944
Accrued liabilities	(407)	(692)
Other long-term liabilities	(104)	(18)

Net cash provided by operating activities	3,285	220

Cash flows from investing activities:
Purchases of property and equipment	(200)	(256)

Net cash used in investing activities	(200)	(256)

Cash flows from financing activities:
Capital lease and debt payments	(1,572)	(146)
Proceeds from common stock issued	—	25

Net cash used in financing activities	(1,572)	(121)

Net increase (decrease) in cash and cash equivalents	1,513	(157)
Cash and cash equivalents at beginning of period	1,198	395

Cash and cash equivalents at end of period	$2,711	$238

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,122	$788

Supplemental non-cash investing and financing information:

Common stock issued in connection with settlement of subordinated notes and accrued interest	$—	$1,521

Registration rights agreement	$—	$636

Preferred stock accretion and preferred stock dividends	$34,135	$14,115

Conversion of $5.0 million note to common stock with make-whole provisions	$—	$5,000

Conversion of accrued interest to long-term debt	$498	$—

Preferred stock issued in connection with debt restructuring	$—	$28,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2003

1. Description of Business

PlanVista Corporation (together with its wholly owned subsidiaries) provides medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries. Specifically, we provide integrated national preferred provider organization (sometimes called PPO) network access, electronic claims repricing, and network and data management business process outsourcing services to health care payers, such as self-insured employers, medical insurance carriers, third party administrators (sometimes called TPAs), health maintenance organizations (sometimes called HMOs), and other entities that pay claims on behalf of health plans. We also provide network and data management business process outsourcing services for health care providers, including individual providers, PPOs, and other provider groups.

2. Reorganization, Debt Restructuring, and Liquidity

Since June 2000, when we initiated a plan of reorganization, we have divested of certain of our underperforming and non-growth businesses and restructured and refinanced our credit facility. Currently, our term loan of $38.5 million is due in quarterly installments of $50,000 with the remaining balance due in full on May 31, 2004 (see Note 4). Such term loan is subject to certain financial covenants, which must be met on a monthly and/or quarterly basis. Although there can be no assurances, management believes, based on available information, that we will be able to maintain compliance with the terms of our restructured credit facility, including the financial covenants, until our restructured credit facility becomes due in May 2004.

Except for the indebtedness due in May 2004, we believe that all of our consolidated operating and financing obligations due in the next twelve months will be met from internally generated cash flow from operations and our available cash. Our ability to fund our operations, make the scheduled payments of interest and principal on our indebtedness, and maintain compliance with the terms of our restructured credit facility, including our financial covenants, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control.

If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve our restrictive debt covenants, as required by our restructured credit facility, or we are unable to repay our restructured credit facility in full in May 2004, there may be a material adverse effect on our business, financial condition, and results of operations.

Management is continuing to explore alternatives, including the possible sale of equity securities, to reduce our obligations, recapitalize the Company, and provide additional liquidity. There can be no assurances that we will be successful in these endeavors.

3. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of PlanVista Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In our opinion, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles or those normally made in an annual report on Form 10-K. The interim condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2002 Annual Report on Form 10-K for the year ended December 31, 2002.

Earnings Per Share

Basic earnings per share is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. The calculation of diluted earnings per share reflects the effect of outstanding options and warrants using the treasury stock method, unless antidilutive. Approximately 5.5 million options and warrants for the three and six months ended June 30, 2003 and 1.9 million and 1.8 million options and warrants for the three and six months ended June 30, 2002, respectively, are excluded from the calculation of diluted loss per share applicable to common stockholders because they are antidilutive. In addition, the common shares associated with the Series C convertible preferred stock are not included in the calculation of diluted loss per share applicable to our common stockholders for the three and six months ended June 30, 2003 and 2002 because they are also antidilutive.

Income Taxes

We recognize deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

The effective rate used by us to record income tax expense differs from the federal statutory rate primarily related to valuation allowance pertaining to our net operating loss carryforward.

We have net operating loss carryforwards of approximately $82.5 million that will expire in 2021. Due to a change in ownership under Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards is limited to approximately $3.0 million per year.

Accounting for Stock-Based Compensation

We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock Based Compensation, but we apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. Therefore, since stock options are granted with an option price greater than or equal to the fair value on the date of grant, we do not recognize compensation expense for any of our stock option plans. If we elected to recognize compensation expense for our stock option plans based on fair value at the date of grant, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts as follows using the Black-Scholes pricing model and the assumptions detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Loss applicable to common stockholders, as reported	$(16,710)	$(12,962)	$(32,174)	$(12,293)
Deduct: Total stock-based employee compensation for all awards, net of related tax effects	(489)	(2)	(489)	(3)

Pro forma loss applicable to common stockholders	$(17,199)	$(12,964)	$(32,663)	$(12,296)

Loss applicable to common stockholders:
Basic and diluted—as reported	$(1.00)	$(0.78)	$(1.92)	$(0.77)

Basic and diluted—pro forma	$(1.02)	$(0.78)	$(1.95)	$(0.77)

Assumptions:
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Expected Volatility	85.5%	30.0%	85.5%	30.0%
Risk-Free Interest Rate	0.95%	1.5%	0.95%	1.5%

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation. These amounts do not have a material impact on the condensed consolidated financial statements taken as a whole.

4. Long-Term Debt

On April 12, 2002, we closed a transaction for the restructuring and refinancing of our existing bank debt. As part of the restructuring, we entered into a $40.0 million term loan that accrues interest at prime plus 1.0% with interest payments due monthly. Principal payments of $50,000 are due quarterly, with the remaining balance due in full on May 31, 2004. The outstanding balance of the term loan has been classified as a current liability on our balance sheet as of June 30, 2003. The term loan is collateralized by all of our assets.

The term loan agreement contains certain financial covenants, including minimum monthly EBITDA levels as defined in the agreement, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on our operating cash flows, and maximum quarterly and annual extraordinary expenses, as defined in the agreement. Beginning in 2003, the minimum EBITDA levels are $1.0 million in January 2003, $700,000 in February 2003, $800,000 per month beginning in March 2003 through July 2003, and $1.0 million per month thereafter. We are in compliance with these financial covenants as of June 30, 2003.

On March 7, 2003, PVC Funding Partners LLC, an affiliate of Commonwealth Associates, LP and Comvest Venture Partners, acquired from our senior lenders 29,851 shares, or 96.0%, of our outstanding Series C convertible preferred stock. This Series C convertible preferred stock was purchased from the original senior lenders on a prorata basis at a price of $33.50 per share. The original senior lenders continue to hold the remaining 4.0% of the Series C convertible preferred stock. In connection with the transaction, PVC Funding Partners also acquired $20.5 million in principal amount of our outstanding bank debt from the original senior lenders. There is an intercreditor agreement between PVC Funding Partners and the original senior lenders which provides that, until the occurrence of a Board Shift Event (as defined in Note 5), PVC Funding Partners has all of the rights of the original senior lenders under the restructured credit agreements, except that (a) PVC Funding Partners’ rights to mandatory prepayments and other principal payments prior to the maturity date are subordinated to the original senior lenders’ rights to those payments, and (b) PVC Funding Partners’ notes will be voted consistently with and on the same percentage basis as the original senior lenders with respect to all matters required to be submitted to a vote or consent of original senior lenders, except for matters related to certain fundamental changes in the loan terms. Upon the first occurrence of a Board Shift Event, which would allow PVC Funding Partners to appoint an additional board member and thus obtain control of our Board of Directors, PVC Funding Partners has the option of not exercising their right to obtain such control. If, within fifteen days of a first Board Shift Event, PVC Funding Partners notifies the original senior lenders that they will not exercise their right to control our board, then the original senior lenders will have the option to repurchase 14,304 shares of the Series C convertible preferred stock, at a price of $33.50 per share. If PVC Funding Partners exercises their right to obtain control of our board, or fails to timely notify the original senior lenders that they will not exercise this right, then the debt held by PVC Funding Partners will automatically be subordinated to the debt held by the original senior lenders.

As of March 31, 2003 and December 31, 2002, we had additional notes and other obligations totaling approximately $5.6 million and $6.0 million, respectively (excluding the “make-whole” obligation described in Note 5), related to a 1993 acquisition, a 1998 acquisition, and equipment purchases. Included in the total outstanding balance was $4.3 million of notes payable to CENTRA Benefits, Inc. (“Centra”) in connection with the 1998 acquisition, bearing interest at 12.0% per annum (payable in additional shares of our common stock, except under specified circumstances), with a maturity date of December 1, 2004 pursuant to a restructuring in April 2002. In connection with the April 2002 restructuring, we issued to Centra warrants to purchase 200,000 shares of our common stock at an exercise price of $6.40, which was $0.25 over the market price of the stock on the date of the issuance of the restructured notes. Effective March 31, 2003, we again renegotiated the Centra note terms. In particular, we extended the maturity date of the notes to April 1, 2006, reduced the interest rate to 6.0% per annum, and fixed the conversion price on the notes at one share of common stock for each dollar of principal outstanding. In addition, we issued a new convertible note equal to the amount of accrued and unpaid interest payable to Centra related to the restructured notes in the amount of approximately $500,000. This note has the same terms and conditions as the restructured notes. Immediately upon completion of this restructuring, PVC Funding Partners acquired slightly more than 50.0% of the face value of the notes, including the new note, from Centra. The remaining portion is still held by Centra.

On April 12, 2002, we extended the maturity date of notes totaling $500,000 due to one current and one former member of our Board of Directors to December 1, 2004. These notes bear interest, which accrues at prime plus 4.0% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

5. Preferred Stock, Common Stock, and Related Events

On April 12, 2002, in connection with a restructuring of certain bank debt discussed in Note 4, we issued $29.0 million of Series C convertible preferred stock (the “Series C stock”). The Series C stock accrued dividends at 10.0% per annum during the first 12 months from issuance and is currently fixed at a rate of 12.0% per annum. Dividends are payable quarterly in additional shares of Series C stock or, at our option, in cash. As of June 30, 2003, we have chosen to pay dividends in the form of additional shares, and we have issued an aggregate of 2,810 additional shares of Series C stock as dividends. At any time after October 12, 2003, the Series C stock may be converted into shares of our common stock at the rate of 773.96 shares of common stock for each share of Series C stock, or a total of 24,619,668 shares of our common stock upon full conversion, subject to adjustment. The Series C stock has weighted-average anti-dilution protection and a provision that, subject to certain adjustments, the Series C stock will not convert into less than 51% of our common stock on a fully diluted basis.

In addition, while at least 12,000 shares of the Series C stock are outstanding, the Series C stockholders are entitled to elect three members to our Board of Directors. Upon the occurrence of a Board Shift Event, as defined below, the board composition would change so as to allow the Series C stockholders to elect four out of seven directors, thereby shifting control of the Board to the Directors elected by the holders of Series C stock. A “Board Shift Event” is defined as (1) our failure to achieve certain specified net operating cash flow requirements, (2) any default in connection with the payment of principal or interest under our restructured credit facility, after the lapse of any applicable grace periods, or (3) our failure to redeem all of the Series C stock by October 12, 2003. We may redeem the Series C stock at any time at our option at a redemption price of $1,000 per share plus accrued and unpaid dividends.

In connection with the issuance of the Series C stock, the senior lenders entered into a Stockholders’ Agreement with us that provides, among other things, for registration rights in connection with the sale of any shares of common stock that are issued upon conversion of the Series C stock. The registration rights include demand and incidental registration rights.

In connection with the April 12, 2002 bank restructuring, we were required to adopt the accounting principles prescribed by Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). In accordance with the accounting requirements of EITF 00-27, we must accrete an increase to the carrying value of our Series C stock with a comparable reduction to additional paid-in capital over the contractual life of the Series C stock. To date, we have accreted approximately $78.6 million. The amount accreted to the Series C stock is calculated based on (a) the difference between the closing price of our common stock on April 12, 2002 and the conversion price per share available to the holders of our Series C stock, multiplied by (b) our estimate of the number of shares of common stock that will be issued if the shares of our Series C stock are ever converted. This non-cash entry does not affect our net income or our cash flow, but does impact the net income deemed available to our common stockholders.

As of March 27, 2002, we retired a $2.5 million subordinated note payable, including accrued interest, by issuing 274,369 shares of our common stock, based on the closing price of our common stock one day immediately prior to the retirement date of the note, and by issuing a credit for $950,000 payable with in-kind claims repricing services (recorded as deferred revenue on our balance sheet at June 30, 2003 and December 31, 2002). We have agreed to register these shares upon demand.

In June 2001, we completed the disposition of one of our subsidiaries, HealthPlan Services, Inc., in a non-cash transaction. As part of the transaction, we issued a long-term convertible subordinated note, which automatically converted into 813,273 shares of common stock on April 12, 2002 in connection with the restructuring of our credit facilities. The 813,273 shares are included in the number of outstanding shares at June 30, 2003 and December 31, 2002. Our agreement with the buyer states that, if the buyer does not receive gross proceeds of at least $5.0 million upon the sale of the conversion shares, then we must issue and distribute to them additional shares of our common stock, based on a ten-day trading average price, to compensate the buyer for the difference, if any, between $5.0 million and the amount of proceeds they realize from the sale of the conversion shares. The entire $5.0 million obligation is recorded as common stock with make-whole provisions on our balance sheet at June 30, 2003 and December 31, 2002. Our agreement with the buyer also requires that we register the conversion shares upon demand. Assuming a sale of the conversion shares on June 30, 2003, we would have been required to issue an additional 1,686,727 shares under the provisions of this agreement.

We entered into a registration rights agreement in favor of the buyer of HealthPlan Services with respect to 709,757 shares we issued to them at closing. The agreement contained provisions requiring redemption of such shares or the issuance of 200,000 shares of our common stock as a penalty if the original 709,757 shares were not registered by certain specified time periods. Because the 709,757 shares were not registered within the required time periods, we issued to the buyer 200,000 penalty shares.

Following the sale of HealthPlan Services, we reimbursed HealthPlan Services approximately $4.3 million for pre-closing liabilities that HealthPlan Services settled on our behalf and issued to the buyer 101,969 shares of our common stock as penalty shares relating to certain post closing disputes with respect to those pre-closing liabilities. We are currently in discussions with the buyer to finalize any further purchase price adjustments associated with the HealthPlan Services sale. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. The buyer believes it is due approximately $1.7 million from us related to this transaction, while we believe we have claims against the buyer amounting to approximately $4.5 million (which would be partially offset against other post-closing payments we have agreed to pay, subject to certain limitations). In the event that we are unable to resolve these matters directly with the buyer, we will seek to resolve them through binding arbitration as provided for in the purchase agreement. We believe the resolution of this matter will not have a material adverse effect on our financial condition, results of operations, or cash flows.

6. ProxyMed Agreement

On June 10, 2003, we entered into a three year joint marketing agreement with ProxyMed, Inc. Pursuant to the agreement, ProxyMed’s electronic physician and hospital claims processing services and our network repricing services and network management services will be offered as an integrated package to ProxyMed’s existing and prospective payer customers. Upon execution of this agreement, we paid ProxyMed $200,000 for access to certain data. In addition, we will also pay ProxyMed $150,000 to be ProxyMed’s exclusive partner during the first 12 months of this arrangement. We also issued a warrant to ProxyMed to acquire 15.0% of our outstanding common stock at the time of exercise, calculated on a fully-diluted basis, at an exercise price of $1.95 per share. The warrant has an initial term of six months with two three-month renewal options based on achieving certain revenue-based milestones, as defined in the agreement. The fair value of the warrant of $496,000 on the date the warrant was granted was determined by an independent consultant using the Black-Scholes pricing model and using the same assumptions as for stock options as described in Note 3. Because revenue from this agreement is not assured, total consideration of $846,000 was recorded as an expense during the three months ended June 30, 2003.

7. Litigation

In the ordinary course of business, we are a party to a variety of legal actions. In addition, we entered into indemnification obligations related to certain of the businesses we sold during 2001 and 2000, and we could be subject to a variety of legal and other actions related to such indemnification obligations. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded. While the ultimate financial effect of these claims and indemnification agreements cannot be fully determined at this time, in the opinion of management, they will not have a material adverse effect on our financial condition, results of operations, or cash flows.

In November 2001, Paid Prescriptions, LLC initiated a breach of contract action in the United States District Court for the District of New Jersey against HealthPlan Services, our former subsidiary. Paid Prescriptions seeks $1.6 million to $2.0 million in compensation arising from HealthPlan Services’ alleged failure to meet certain performance goals under a contract requiring HealthPlan Services to enroll a certain number of customers for Paid

Prescriptions’ services. Because the events giving rise to this claim allegedly occurred prior to our sale of the HealthPlan Services business, we are vigorously defending the action on behalf of HealthPlan Services, in accordance with our indemnification obligations to its buyer.

8. Recent Accounting Pronouncements

On January 1, 2003, we adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset. The adoption of SFAS No. 143 did not have a significant effect on our financial position, results of operations or liquidity.

On January 1, 2003, we adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than the date of our commitment to an exit plan. The adoption of SFAS No. 146 did not impact us.

In November 2002, Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57 and 107 and rescission of SFAS Interpretation No. 34),” which modifies the accounting and enhances the disclosure of certain types of guarantees, was issued. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. We adopted the disclosure requirements of FIN No. 45 as of December 31, 2002. On January 1, 2003, we adopted the initial recognition and measurement provisions, which are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on us.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liability and equity. Specifically, SFAS No. 150 provides guidance as to which items should be classified as liabilities that were previously reported as equity or as a mezzanine item reported between liabilities and equity. SFAS No. 150 is effective for all reporting periods after June 15, 2003. The adoption of SFAS No. 150 will require us to report the common stock with make-whole provision as a current liability on the condensed consolidated balance sheet as of September 30, 2003.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Introduction

The following is a discussion of our unaudited results of operations for the three and six months ended June 30, 2003 compared to the same periods in 2002.

We provide medical cost containment and business process outsourcing solutions for the medical insurance and managed care industries. Specifically, we provide integrated national PPO network access, electronic claims repricing, and network and data management business process outsourcing services to health care payers, such as self-insured employers, medical insurance carriers, third party administrators, health maintenance organizations, and other entities that pay claims on behalf of health plans. We also provide network and data management business process outsourcing services for health care providers, including individual providers, PPOs, and other provider groups.

We earn most of our operating revenue in the form of fees generated from the discounts we provide for the payers that access our National Preferred Provider Network (sometimes referred to as our NPPN network). We generally enter into agreements with our healthcare payer customers under which they pay to us a percentage of the cost savings generated from our NPPN network discounts with PPOs and providers. We generally recognize this operating revenue when claims processing and administrative services have been performed. Operating revenue from certain customers with certain contractual rights is not recognized until the corresponding cash is collected. A portion of our operating revenue is generated from customers that pay us a monthly fee based on eligible employees enrolled in a benefit plan covered by our health benefits payers customers. We recognize our monthly fee revenue at the time the services are provided. Operating revenue related to our business process outsourcing services is earned on a per claim basis at the time the associated services are provided.

Our expenses generally consist of network access fees incurred to provide access to participating PPO networks for our customers, compensation and benefits costs for our employees, occupancy and related costs, general and administrative expenses associated with operating our business, taxes, and debt service obligations.

RESULTS OF OPERATIONS

The following is a presentation of our unaudited condensed consolidated results of operations for the three and six months ended June 30, 2003, compared to the same periods in 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating revenue	100.0%	100.0%	100.0%	100.0%

Cost of operating revenue:
Personnel expenses	28.4%	25.6%	28.3%	26.9%
Network access fees	18.1%	16.7%	18.3%	16.5%
Other	17.7%	16.6%	15.7%	17.5%
Depreciation	1.7%	1.6%	1.7%	1.5%
Costs related to ProxyMed agreement	10.7%	—	5.3%	—

Total cost of operating revenue	76.6%	60.5%	69.3%	62.4%

Bad debt expense	4.6%	7.4%	5.6%	7.1%
Interest expense, net	8.6%	14.7%	8.7%	23.1%

Total expenses	89.8%	82.6%	83.6%	92.6%

Income before provision (benefit) for income taxes	10.2%	17.4%	16.4%	7.4%
Provision (benefit) for income taxes	4.1%	3.8%	4.1%	(3.7)%

Net income	6.1%	13.6%	12.3%	11.1%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Operating Revenue

Operating revenue for the three months ended June 30, 2003 decreased $0.6 million, or 7.0%, to $7.9 million from $8.5 million during the same period in 2002. During the second quarter of 2003, we added 11 new payer accounts and generated operating revenue from those customers totaling $0.5 million. The increase in operating revenue from this new business was offset by a decrease in operating revenue due to the departure of customers that are no longer in business, decreased utilization by some customers, and a lower percentage of high-

dollar claims. Claims volume increased by approximately 8,000, or 1.0%, to 929,000 claims processed during the three months ended June 30, 2003 compared to 921,000 claims processed in the same period in 2002.

Personnel Expenses

Personnel expenses for the three months ended June 30, 2003 of $2.2 million was comparable to the same period in 2002. Personnel expenses as a percentage of operating revenues increased to 28.4% in 2003 compared to 25.6% in 2002. Included in personnel expenses in 2003 is $130,000 related to various severance agreements. Severance expense was offset by lower bonus expense for the three months ended June 30, 2003 compared to the same period in 2002, due to a lower estimate of such costs for the year ended December 31, 2003. We also continued to benefit from efficiencies in our claim repricing operations through increased use of our technology, which allowed us to increase the number of claims processed per person in 2003 compared to the same period in 2002.

Network Access Fees

Network access fees of $1.4 million for the three months ended June 30, 2003 were comparable to the same period in 2002. Network access fees as a percentage of operating revenue were 18.1% in 2003 compared to 16.7% in 2002. Network access fees are amounts charged by our network partners for access to their provider networks. The increase in network access fees as a percentage of operating revenue was due to a greater portion of our operating revenue being derived from bill negotiation services, which is contracted at a higher fee, and from contracts with certain of our newer networks.

Other Costs of Operating Revenue

Other costs of operating revenue of $1.4 million for the three months ended June 30, 2003 were comparable to the same period in 2002. Other costs of operating revenue primarily consist of marketing allowances, occupancy and related costs, professional services, and other administrative costs.

Depreciation

Depreciation of $0.1 million for the three months ended June 30, 2003 was comparable to the same period in 2002.

Costs Related to ProxyMed Agreement

In June 2003, we signed an agreement with ProxyMed, Inc., wherein our products will be marketed to ProxyMed’s existing and prospective customers. As part of the agreement, we expensed $0.8 million related to data services ($0.2 million), exclusivity ($0.1 million) and the issuance of a warrant giving ProxyMed the ability to purchase 15.0% of our outstanding common stock on a fully diluted basis ($0.5 million). The fair value of the warrant was determined by an independent consultant using the Black-Scholes pricing model.

Bad Debt Expense

Bad debt expense for the three months ended June 30, 2003 decreased $0.2 million, or 42.6%, to $0.4 million from $0.6 million in 2002. Bad debt expense is recorded based on our estimate of uncollectible accounts receivable.

Interest Expense, Net

Interest expense for the three months ended June 30, 2003 decreased to $0.7 million from $1.2 million during the same period in 2002. This reduction is due primarily to the lowering of our outstanding bank debt by $29.0 million upon the bank restructuring on April 12, 2002, the lowering of the interest rate on such debt from prime plus 6.0% to prime plus 1.0%, and the repayment of $1.6 million of such debt during the three months ended June 30, 2003.

Income Taxes

The provision for income taxes for the three months ended June 30, 2003 and 2002 was $0.3 million. This provision was calculated using an effective tax rate that was determined based upon our estimate of our taxable income for the years ended December 31, 2003 and 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Operating Revenue

Operating revenue for the six months ended June 30, 2003 decreased $0.5 million, or 3.0%, to $15.9 million from $16.4 million during the same period in 2002. During the first six months of 2003, we added 25 new payer accounts and generated operating revenue from those customers totaling $2.1 million. The increase in operating revenue from this new business was offset by a decrease in operating revenue due to the departure of customers that are no longer in business, decreased utilization by some customers, and a lower percentage of high-dollar claims. Claims volume increased by approximately 29,000, or 1.6%, to 1,863,000 claims processed during the six months ended June 30, 2003 compared to 1,834,000 claims processed in the same period in 2002.

Personnel Expenses

Personnel expenses for the six months ended June 30, 2003 of $4.5 million compared to $4.4 million during the same period in 2002. Personnel expenses as a percentage of revenues increased to 28.2% in 2003 compared to 26.9% in 2002. Included in personnel expenses for the six months ended June 30, 2003 is $130,000 related to various severance agreements. Bonus expense during the six months ended June 30, 2003 was lower than the same period in 2002 due to lower estimate of such costs for the year ended December 31, 2003. We continued to benefit from efficiencies in our claim repricing operations through increased use of our technology, which allowed us to increase the number of claims processed per person in 2003 compared to the same period in 2002.

Network Access Fees

Network access fees for the six months ended June 30, 2003 increased $0.2 million, or 7.7%, to $2.9 million from $2.7 million in 2002. Network access fees as a percentage of operating revenue were 18.3% in 2003 compared to 16.5% in 2002. Network access fees relate to amounts charged by our network partners for access to their provider network. The increase in network access fees of $0.2 million was due to a greater portion of our operating revenue being derived from bill negotiation services, which is contracted at a higher fee, and contracts with certain of our newer networks.

Other Costs of Operating Revenue

Other costs of operating revenue for the six months ended June 30, 2003 decreased $0.4 million, or 12.3%, to $2.5 million from $2.9 million in 2002. Other costs of operating revenue primarily consists of occupancy and related costs, professional services, and other administrative costs. This decrease was partially the result of settlements of outstanding balances with certain of our vendors during the three months ended March 31, 2003, resulting in $0.2 million in savings, as well as from lower professional fees related to the completion of a number of outstanding legal matters pertaining to our divested subsidiaries.

Depreciation

Depreciation for the six months ended June 30, 2003 of $0.3 million was comparable to the same period in 2002.

Costs Related to ProxyMed Agreement

In June 2003, we signed an agreement with ProxyMed, wherein our products will be marketed to ProxyMed’s existing and prospective customers. As part of the agreement, we expensed $0.8 million related to data services ($0.2 million), exclusivity ($0.1 million) and the issuance of a warrant giving ProxyMed the ability to purchase 15.0% of our outstanding common stock on a fully diluted basis ($0.5 million). The fair value of the warrant was determined by an independent consultant using the Black-Scholes pricing model.

Bad Debt Expense

Bad debt expense for the six months ended June 30, 2003 decreased $0.3 million, or 23.7%, to $0.9 million from $1.2 million during the same period in 2002. Bad debt expense is recorded based on our estimate of uncollectible accounts receivable.

Interest Expense, Net

Interest expense for the six months ended June 30, 2003 decreased to $1.4 million from $3.8 million during the same period in 2002. This reduction is due primarily to the lowering of our outstanding bank debt by $29.0 million upon the bank restructuring on April 12, 2002, the lowering of the interest rate on such debt from prime plus 6.0% to prime plus 1.0%, and the repayment of $1.6 million of such debt in the second quarter of 2003.

Income Taxes

The provision for income taxes for the six months ended June 30, 2003 was $0.6 million. This provision was based on an effective tax rate that was determined based upon our estimate of our taxable income for the year ending December 31, 2003. The benefit for income taxes for the six months ended June 30, 2002 was $0.6 million. This benefit was based on an effective tax rate that was determined based upon our estimate of our taxable income for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is our ability to generate adequate amounts of cash to meet our financial commitments. Our primary source of cash is fee revenue generated from the healthcare provider discounts that we make available to our customers. Our uses of cash consist of payments to PPOs to provide access to their networks for our customers, payments for compensation and benefits for our employees, occupancy and related costs, general and administrative expenses associated with operating our business, debt service obligations, and taxes.

We had cash and cash equivalents totaling $2.7 million at June 30, 2003 and $1.2 million at December 31, 2002. Net cash provided by operating activities was $3.3 million and $0.2 million during the six months ended June 30, 2003 and 2002, respectively. This increase in cash provided by operating activities in the 2003 period is due primarily to the collection of an income tax refund and improved accounts receivable collections.

Restructured Credit Facility

On April 12, 2002, we closed a transaction to restructure and refinance our bank debt, which was $69.0 million prior to the closing. Under the terms of the restructured agreement, we entered into a $40.0 million term loan that accrues interest at a variable rate, generally prime plus 1.0%, with interest payments due monthly. Quarterly principal payments of $50,000 became due beginning September 30, 2002, and because the term loan is payable in full on May 31, 2004, it is classified as a current liability on our balance sheet as of June 30, 2003. The term loan is collateralized by all of our assets.

In exchange for retirement of the remaining amounts due to the senior lenders, we issued 29,000 shares of our newly authorized Series C convertible preferred stock and an additional promissory note in the amount of $184,872, which was fully paid as of June 30, 2003. The Series C convertible preferred stock accrued dividends at 10.0% per annum during the first twelve months from issuance and is currently fixed at 12.0% per annum. Dividends are payable quarterly in additional shares of Series C convertible preferred stock or, at our option, in cash. As of June 30, 2003, we have chosen to pay dividends in the form of additional shares, and we have issued to the Series C stockholders an aggregate of 2,810 additional shares of Series C convertible preferred stock. The restructured credit agreement contains certain financial covenants, including minimum monthly EBITDA levels, as defined in the agreement, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on our operating cash flows, and maximum quarterly and annual extraordinary expenses, as defined in the agreement. The required monthly minimum EBITDA level for July 2003 is $800,000, and it will increase to $1.0 million per month thereafter. While we are in compliance with the financial covenants as of June 30, 2003, there is no assurance that we will remain in compliance in future periods. If we are not in compliance, the senior lenders could demand repayment of our obligations. In such event, or upon maturity of the indebtedness on May 31, 2004, there can be no assurance that we would be able to repay the indebtedness, or refinance such indebtedness on terms that are acceptable to us. We are currently pursuing alternatives to refinance this indebtedness and/or raise additional equity capital to pay off or pay down this indebtedness.

PVC Funding Partners Transaction

On March 7, 2003, PVC Funding Partners LLC, an affiliate of Commonwealth Associates, LP and Comvest Venture Partners, acquired from our senior lenders 29,851 shares, or 96.0%, of our outstanding Series C convertible preferred stock. The Series C convertible preferred stock was purchased from the senior lenders on a prorata basis at a price of $33.50 per share. The original senior lenders continue to hold the remaining 4.0% of the Series C convertible preferred stock. In connection with the transaction, PVC Funding Partners also acquired $20.5 million in principal amount of our outstanding bank debt from our original senior lenders. In connection with the closing of the transaction, the three Class B members of our Board of Directors designated by the original holders of the Series C convertible preferred stock voluntarily relinquished their board positions and were replaced by three Class B directors selected by PVC Funding Partners LLC.

There is an intercreditor agreement between PVC Funding Partners and the original senior lenders which provides that, until the occurrence of a “Board Shift Event,” PVC Funding Partners has all of the rights of the original senior lenders under the restructured credit agreements, except that (1) PVC Funding Partners’ rights to mandatory prepayments and other principal payments prior to the maturity date are subordinated to the original senior lenders’ rights to those payments, and (2) PVC Funding Partners’ notes will be voted consistently with and on the same percentage basis as the original senior lenders with respect to all matters required to be submitted to a vote or consent of the original senior lenders, except for matters related to certain fundamental changes in the loan terms. Upon the first occurrence of a Board Shift Event, which would allow PVC Funding Partners to appoint an additional board member and thus obtain control of our board of directors, PVC Funding Partners has the option of not exercising their right to obtain such control. If, within fifteen days of a first Board Shift Event, PVC Funding Partners notifies the original senior lenders that they will not exercise their right to control our board, then the original senior lenders will have the option to repurchase 14,304 shares of the Series C convertible preferred stock, at a price of $33.50 per share. If PVC Funding Partners exercises their right to obtain control of our board, or fails to timely notify the original senior lenders that they will not exercise this right, then the debt held by PVC Funding Partners will automatically be subordinated to the debt held by the original senior lenders.

Centra Convertible Notes

As of December 31, 2001, we were in default with respect to interest payments due under notes payable to CENTRA Benefits, Inc. (“Centra”), originally issued in connection with our 1998 acquisition of a third party administration business from Centra. These notes have been restructured twice since December 31, 2001. Most recently, effective March 31, 2003, we extended the maturity date of the notes, which are in the amount of $4.3 million, to April 1, 2006, reduced the interest rate to 6.0% per annum, and fixed the conversion price under which the notes can be converted to common stock at $1.00. We also issued a new convertible note equal to the accrued and unpaid interest owed to Centra in the amount of approximately $500,000. This note has the same terms and conditions as the restructured notes. Immediately upon completion of this restructuring, PVC Funding Partners acquired slightly more than 50.0% of the face value of the notes, including the new note, from Centra. The remaining interest is still held by Centra.

Other Obligations

In connection with a 1993 acquisition by our former subsidiary, HealthPlan Services, Inc., we assumed a note payable. As of June 30, 2003, the outstanding principal balance of the note was approximately $695,000, and is due on November 1, 2008. This note is secured by a letter of credit.

As of March 27, 2002, we retired a subordinated note payable, including accrued interest, totaling approximately $2.5 million, by issuing 274,369 shares of our common stock, based on the closing price of our common stock one day immediately prior to the retirement date of the note, and by issuing a credit for $950,000 payable with in-kind claims repricing services (recorded as deferred revenue on our balance sheet at June 30, 2003).

On April 12, 2002, in connection with the restructuring of our credit facility, the maturity date of notes totaling $500,000 was extended to December 1, 2004. The notes are due to a member of our Board of Directors and a former member of our Board of Directors at the time that the notes were issued and at the time of the April 2002 restructuring. These notes bear interest at prime plus 4.0% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

In 2001, we sold one of our businesses, HealthPlan Services, Inc. We are currently in discussions with the buyer to finalize any purchase price adjustments associated with the HealthPlan Services transaction. These adjustments relate primarily to the amount of accrued liabilities and trade accounts receivable reserves, and the classification of investments at the transaction date. The buyer believes it is due approximately $1.7 million from us related to the transaction, while we believe we have claims against the buyer amounting to approximately $4.5 million (which would be partially offset against other post-closing payments that we have agreed to pay, subject to certain limitations as provided in the transaction documents). In the event that we are unable to resolve these matters directly with the buyer, we will seek to resolve them through binding arbitration as provided for in the purchase agreement.

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

Capital Expenditures

We spent $0.2 million on capital expenditures during the six months ended June 30, 2003. Obligations for future capital expenditures are not significant and are restricted to $1.5 million annually under our credit facility.

Except for the maturity of our term loan, which becomes due on May 31, 2004, we believe that all consolidated operating and financing obligations for the next twelve months will be met from internally generated cash flow from operations and available cash. Although there can be no assurances, management believes based on available information, we will be able to maintain compliance with the terms of our restructured credit facility, including the financial covenants, until it becomes due on May 31, 2004. Our ability to fund our operations, make scheduled payments of interest and principal on our indebtedness, and maintain compliance with the terms of our restructured credit facility, including our financial covenants, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to meet our financial obligations and achieve the restrictive debt covenants as required under the restructured credit facility, or we are unable to repay our restructured credit facility in full on May 31, 2004, there may be a material adverse effect on our business, financial condition, and results of operations. Management is continuing to explore alternatives, including the sale of equity securities, to refinance our debt, reduce our obligations, recapitalize our company, and provide additional liquidity. There can be no assurances that we will be successful in these endeavors.

Inflation

We do not believe that inflation had a material effect on our results of operations for the three or six months ended June 30, 2003 and 2002. There can be no assurance, however, that our business will not be affected by inflation in the future.

Internal Control Over Financial Reporting

We have noted deficiencies in internal controls relating to cash applications and our analysis of our reserves within our accounts receivable system. We have initiated the following corrective actions and additional procedures:

•	Developing software that will allow us to timely and efficiently apply cash from customers against claims;

•	Developed methods to track claim reversals separately from bad debts; and

•	Analyze monthly the total accounts receivable on a customer-specific basis as well as by aging categories.

There was no change in our internal control over financial reporting that occurred during the second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Recent Accounting Pronouncements

On January 1, 2003, we adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operations of a long-lived asset. The adoption of SFAS No. 143 did not have a significant effect on our financial position, results of operations or liquidity.

On January 1, 2003, we adopted the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than the date of our commitment to an exit plan. The adoption of SFAS No. 146 did not impact us.

In November 2002, Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57 and 107 and rescission of SFAS Interpretation No. 34),” which modifies the accounting and enhances the disclosure of certain types of guarantees, was issued. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. We adopted the disclosure requirements of FIN No. 45 as of December 31, 2002. On January 1, 2003, we adopted the initial recognition and measurement provisions, which are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on us.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liability and equity. Specifically, SFAS No. 150 provides guidance as to which items should be classified as liabilities that were previously reported as equity or as a mezzanine item reported between liabilities and equity. SFAS No. 150 is effective for all reporting periods after June 15, 2003. The adoption of SFAS No. 150 will require us to report the common stock with make-whole provision as a current liability on the condensed consolidated balance sheet as of September 30, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are subject to interest rate risk on our existing agreements. Our fixed rate debt consists primarily of outstanding balances on our notes issued to Cal Group, Inc., the former owner of CENTRA HealthPlan LLC. Our variable rate debt relates to borrowings under our Term Loan Agreement effective April 12, 2002 and notes issued to certain members of our Board of Directors. See “Liquidity and Capital Resources.”

At June 30, 2003, the following unaudited table presents the future minimum operating lease obligations and the future principal payment obligations, and the weighted-average interest rates associated with our long-term debt instruments for the periods ended December 31 (in thousands). These amounts reflect our restructured debt arrangements:

	2003	2004	2005	2006	2007	Thereafter
Operating leases	$356	$505	$101	$56	$53	$12
Long-term debt fixed rate (interest rates ranging from 5.75% to 6.0%)	$123	$564	$132	$4,928	$150	$83
Long-term debt variable rate (interest at prime plus 1.0% and prime plus 4.0%)	$—	$38,489	$—	$—	$—	$—

Our primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants, and (iii) the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

A 1.0% increase in interest rates due to increased rates would result in additional annual interest expense of approximately $0.4 million.

While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, our management continues to evaluate our financial position on an ongoing basis.

Item 4. Controls and Procedures

Based on their most recent review, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by rules and forms promulgated under that Act.

Forward Looking Information

The statements contained in this report include forward-looking statements related to us that involve risks and uncertainties, including but not limited to our ability to expand our client base; the success of our new products and services; our ability to maintain our current preferred provider organization network arrangements; our ability to manage costs; our ability to comply with the financial covenants of our restructured debt agreements; changes in law; risks of material adverse outcome in litigation; fluctuations in business conditions and the economy; our ability to attract and retain key management personnel; changes in accounting and reporting practices; our ability to reduce and restructure debt; and our ability to obtain additional debt or equity financing on terms favorable to us to facilitate our long-term growth. These forward-looking statements are made in reliance on the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Available Information

Our Internet address is www.planvista.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are a party to a variety of legal actions. In addition, we entered into indemnification agreements related to certain of the businesses we sold during 2000 and 2001 and we could be subject to a variety of legal and other actions related to such indemnification arrangements. We currently have insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may not cover the damages awarded. While the ultimate financial effect of these claims and indemnification agreements cannot be fully determined at this time, in the opinion of management, they will not have a material adverse effect on our financial condition, results of operations, or cash flows.

In November 2001, Paid Prescriptions, LLC initiated a breach of contract action in the United States District Court for the District of New Jersey against HealthPlan Services, our former subsidiary. Paid Prescriptions seeks $1.6 million to $2.0 million in compensation arising from HealthPlan Services’ alleged failure to meet certain performance goals under a contract requiring HealthPlan Services to enroll a certain number of customers for Paid Prescriptions’ services. Because the events giving rise to this claim allegedly occurred prior to our sale of the HealthPlan Services business, we are vigorously defending the action on behalf of HealthPlan Services, in accordance with our indemnification obligations to its buyer.

Item 2. Changes in Securities and Use of Proceeds.

Effective March 31, 2003, we restructured $4.3 million in convertible notes to CENTRA Benefits, Inc. (“Centra”) in a private transaction pursuant to Section 4(2) of the Securities Act of 1933. Concurrently, PVC Funding Partners purchased 50% of the notes from Centra. The terms of the notes, which are described in more detail in Note 4 to the Financial Statements, provide for conversion into shares of our common stock at a rate of $1.00 per share.

On April 1, 2003, we issued 717 shares of our Series C convertible preferred stock pro rata to our senior lenders and to PVC Funding in a private transaction pursuant to Section 4(2) of the Securities Act of 1933. These shares represented payment of $725,000 in dividends, payable in kind in shares of our Series C convertible preferred stock, pursuant to the terms of the certificate of designation of our Series C convertible preferred stock.

On June 10, 2003, we issued a warrant to ProxyMed, Inc. to acquire 15.0% of our outstanding common stock at the time of exercise, calculated on a fully diluted basis, at an exercise price of $1.95 per share. We issued the warrant in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, in connection with a joint marketing arrangement with ProxyMed, which is described in more detail in Note 4 to the Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 22, 2003, our stockholders elected four Class A Directors to serve for the ensuing year or until their respective successors have been duly elected and qualified, or until the earlier of their resignation or removal. The results of these votes were: one director 13,079,812 votes for and 1,116,442 votes withheld, one director 13,073,287 votes for and 1,122,967 votes withheld, one director

13,082,424 votes for and 1,113,830 votes withheld, and one director 13,081,796 votes for and 1,114,458 votes withheld.

Our stockholders also approved the 2003 Stock Option Plan under which 3.5 million shares of common stock are available for issuance. The result of this vote was 9,858,776 votes for, 1,288,694 votes against, and 12,146 votes withheld.

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibit 31.1	Written statement of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 31.2	Written statement of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.1	Rule 13a-14(a) Certification

(b)	Reports on Form 8-K.

On April 2, 2003, we filed a report on Form 8-K with respect to the renegotiation of our convertible notes with Centra Benefits Services, Inc. and PVC Funding Partners, LLC’s acquisition of slightly in excess of 50% of the restructured notes.

On May 14, 2003, we filed a report on Form 8-K with respect to our first quarter earnings press release.

On June 13, 2003, we filed a report on Form 8-K with respect to our execution of a three-year joint marketing agreement with ProxyMed, Inc. As part of this agreement, we issued a warrant to ProxyMed to acquire up to 15% of our outstanding common stock on a fully-diluted basis for $1.95 per share.

On June 23, 2003, we filed a report on Form 8-K with respect to our press release concerning anticipated operating revenue and EBITDA for 2003 and 2004 pursuant to Regulation FD.

On June 24, 2003, we filed a report on Form 8-K with respect to our press release announcing the hiring of a new Executive Vice President and Chief Financial Officer.

PLANVISTA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANVISTA CORPORATION

Date: August 12, 2003	/s/ Phillip S. Dingle
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2003	/s/ Bennett Marks
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Written statement of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Written statement of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Rule 13a-14(a) Certification