Form 10-Q
period 2003-09-30
PLANVISTA CORP
filed 2003-11-19
CIK 942319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the issuer’s Common Stock, par value $.01 per share, as of November 13, 2003 was 16,995,481.

PLANVISTA CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PLANVISTA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands except share amounts)

	September 30, 2003	December 31, 2002
		(Restated - Note 2)
ASSETS

Current assets:
Cash and cash equivalents	$2,962	$1,198
Accounts receivable, net of allowance for doubtful accounts of $1,353 and $1,985	8,091	7,989
Prepaid expenses and other current assets	449	174
Refundable income taxes	—	1,600

Total current assets	11,502	10,961
Property and equipment, net	1,500	1,541
Other assets	684	678
Goodwill	29,405	29,405

Total assets	$43,091	$42,585

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,618	$2,903
Accrued liabilities	4,471	5,574
Income tax payable	912	—
Deferred revenue	—	950
Current portion of long-term debt	38,439	356

Total current liabilities	45,440	9,783
Long-term debt, less current portion	5,981	45,188
Common stock with make-whole provision	5,000	—
Other long-term liabilities	849	1,003

Total liabilities	57,270	55,974

Commitments and contingencies

Common stock with make-whole provision	—	5,000

Series C convertible preferred stock, $0.01 par value; 40,000 shares authorized; 32,659 shares and 31,092 shares issued and outstanding	129,503	77,217

Stockholders’ deficit:
Common stock, $0.01 par value; 100,000,000 shares authorized, 16,967,352 shares and 16,761,354 shares issued and outstanding	170	168
Additional paid-in capital	—	45,593
Treasury stock at cost, 7,940 shares issued and outstanding	(38)	(38)
Accumulated deficit	(143,814)	(141,329)

Total stockholders’ deficit	(143,682)	(95,606)

Total liabilities and stockholders’ deficit	$43,091	$42,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating revenue	$8,019	$8,324	$23,954	$24,746

Cost of operating revenue:
Personnel expenses	2,076	2,196	6,568	6,617
Network access fees	1,652	1,299	4,575	4,014
Other	1,683	1,491	4,191	4,353
Depreciation	155	137	425	384
Costs related to ProxyMed agreement	—	—	846	—

Total cost of operating revenue	5,566	5,123	16,605	15,368

Bad debt expense	370	811	1,262	1,980
Other income	(650)	—	(650)	—
Interest expense, net	646	854	2,032	4,649

Total expenses and other income	5,932	6,788	19,249	21,997

Income before provision (benefit) for income taxes	2,087	1,536	4,705	2,749
Provision (benefit) for income taxes	564	(344)	1,219	(953)

Net income	1,523	1,880	3,486	3,702

Preferred stock accretion and preferred stock dividend	(18,151)	(16,966)	(52,286)	(31,080)

Loss applicable to common stockholders	$(16,628)	$(15,086)	$(48,800)	$(27,378)

Basic and diluted loss per share applicable to common stockholders:
Net income	$0.09	$0.11	$0.21	$0.23
Preferred stock accretion and preferred stock dividend	(1.07)	(1.01)	(3.11)	(1.91)

Loss applicable to common stockholders	$(0.98)	$(0.90)	$(2.90)	$(1.68)

Basic and diluted weighted average number of common shares outstanding	16,899	16,767	16,822	16,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2002 (as restated)	$168	$45,593	$(38)	$(141,329)	$(95,606)
Accretion of Series C convertible preferred stock	—	(43,850)	—	(5,971)	(49,821)
Preferred stock dividends	—	(2,465)	—	—	(2,465)
Warrants issued to ProxyMed, Inc.	—	496	—	—	496
Warrants issued to consultants	—	15	—	—	15
Common stock issued for investment banking services	1	142	—	—	143
Common stock issued in lieu of cash interest payment	1	69	—	—	70
Net income	—	—	—	3,486	3,486

Balance, September 30, 2003	$170	$—	$(38)	$(143,814)	$(143,682)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$3,486	$3,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	425	384
Bad debt expense	1,262	1,980
Deferred revenue settlement	(650)	—
Non-cash interest expense	93	739
Restructuring costs	—	(127)
Warrants issued in connection with ProxyMed agreement	496	—
Warrants issued to consultants	15	—
Changes in assets and liabilities:
Accounts receivable	(1,364)	(3,140)
Income taxes	2,512	(543)
Prepaid expenses and other current assets	(275)	(1,782)
Other assets	(6)	(86)
Accounts payable	(1,285)	190
Accrued liabilities	(485)	(597)
Deferred revenue	(300)	—
Other long-term liabilities	(154)	(15)

Net cash provided by operating activities	3,770	705

Cash flows from investing activities:
Purchases of property and equipment	(384)	(373)

Net cash used in investing activities	(384)	(373)

Cash flows from financing activities:
Capital lease and debt payments	(1,622)	(201)
Proceeds from common stock issued	—	23

Net cash used in financing activities	(1,622)	(178)

Net increase in cash and cash equivalents	1,764	154
Cash and cash equivalents at beginning of period	1,198	395

Cash and cash equivalents at end of period	$2,962	$549

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,661	$1,396

Supplemental non-cash investing and financing information:
Common stock issued in connection with settlement of subordinated notes and accrued interest	$—	$1,521

Registration rights agreement	$—	$636

Preferred stock accretion and preferred stock dividends	$52,286	$31,080

Conversion of $5.0 million note to common stock with make-whole provision	$—	$5,000

Conversion of accrued interest to long-term debt	$498	$—

Preferred stock issued in connection with debt restructuring	$—	$28,440

Issuance of common stock in lieu of cash interest payment	$70	$—

Common stock issued for investment banking services	$143	$—

Warrants issued to consultants	$15	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANVISTA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2003

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

2. Restated Financial Statements

The accompanying financial statements include our restated condensed consolidated balance sheet at December 31, 2002, after determination that our Series C stock, as further described in Note 6, should be classified as temporary equity. This restatement is limited solely to classifying the aggregate of our Series C stock in the amount of $77.2 million at December 31, 2002 from permanent stockholders’ deficit to the temporary equity section of the condensed consolidated balance sheet. The restatement had no effect on our condensed consolidated statements of operations or cash flows.

The following table summarizes the impact of the restatement as of December 31, 2002:

	As Reported	Adjustment	As Restated
Series C preferred stock (including accrued dividends)	$—	$77,217	$77,217

Stockholders’ deficit:
Preferred stock	77,217	(77,217)	—

Total stockholders’ deficit	$(18,389)	$(77,217)	$(95,606)

We are amending Form 10-K for the year ended December 31, 2002, as well as Forms 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

3. Reorganization, Debt Restructuring, and Liquidity

Since June 2000, when we initiated a plan of reorganization, we have divested certain of our underperforming and non-growth businesses and restructured and refinanced our credit facility. Currently, our term loan of $38.4 million is due in quarterly installments of $50,000 with the remaining balance due in full on May 31, 2004 (see Note 5). Such term loan is subject to certain financial covenants, which must be met on a monthly and/or quarterly basis. Although there can be no assurances, management believes, based on available information, that we will be able to maintain compliance with the terms of our restructured credit facility, including the financial covenants, until our restructured credit facility becomes due in May 2004.

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

Our indebtedness comes due in May 2004. We are currently pursuing alternatives to refinance this indebtedness and/or raise additional equity capital to pay off or pay down this indebtedness. There can be no assurance that we will be able to repay the indebtedness or refinance such indebtedness on terms that are acceptable to us.

If we are unable to generate sufficient cash flows from operations to pay our financial obligations and meet our debt covenants, as required by our restructured credit facility, or if we are unable to repay or refinance our restructured credit facility in full in May 2004, there may be a material adverse effect on our business, financial condition, and results of operations.

Management is continuing to explore alternatives, including the possible sale of equity securities, to reduce our obligations, recapitalize the Company and provide additional liquidity. There can be no assurances that we will be successful in these endeavors. Should we be successful in these endeavors, there could be substantial dilution to the common stockholders.

4. Significant Accounting Policies

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

These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures normally required by generally accepted accounting principles or those normally made in an annual report on Form 10-K. The interim condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Earnings Per Share

Basic earnings per share is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. The calculation of diluted earnings per share reflects the effect of outstanding options and warrants using the treasury stock method, unless antidilutive. Approximately 5.5 million options and warrants for the three and nine months ended September 30, 2003 and 1.9 million and 1.8 million options and warrants for the three and nine months ended September 30, 2002, respectively, are excluded from the calculation of diluted loss per share applicable to common stockholders because they are antidilutive. In addition, the common shares associated with the Series C convertible preferred stock are not included in the calculation of diluted loss per share applicable to our common stockholders for the three and nine months ended September 30, 2003 and 2002 because they are also antidilutive.

Income Taxes

We recognize deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Due to cumulative losses in recent years, we have recorded a valuation allowance on our deferred tax assets at September 30, 2003 and December 31, 2002.

The effective rate used by us to record income tax expense differs from the federal statutory rate primarily related to net operating loss carryforwards.

We have net operating loss carryforwards of approximately $82.5 million that will expire in 2021. Due to a change in ownership under Section 382 of the Internal Revenue Code, utilization of the net operating loss carryforwards is limited to approximately $3.0 million per year.

Our New York state income tax returns are being audited for the years 1999 through 2001. In the opinion of management, the ultimate resolution of this matter will not have a material adverse affect on our financial position, results of operations, or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Loss applicable to common stockholders, as reported	$(16,628)	$(15,086)	$(48,800)	$(27,378)
Stock-based employee compensation expense for all awards, net of related tax	(489)	(1)	(978)	(4)

Pro forma loss applicable to common stockholders	$(17,117)	$(15,087)	$(49,778)	$(27,382)

Loss applicable to common stockholders:
Basic and diluted - as reported	$(0.98)	$(0.90)	$(2.90)	$(1.68)

Basic and diluted - pro forma	$(1.01)	$(0.90)	$(2.96)	$(1.68)

Assumptions:
Dividend Yield	0.0%	0.0%	0.0%	0.0%
Expected Volatility	85.5%	30.0%	85.5%	30.0%
Risk-Free Interest Rate	0.95%	1.5%	0.95%	1.5%
Expected Life	5 yrs.	5 yrs.	5 yrs.	5 yrs.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation. These amounts do not have a material impact on the condensed consolidated financial statements taken as a whole.

5. Long-Term Debt

On April 12, 2002, we closed a transaction for the restructuring and refinancing of our existing senior bank debt. As part of the restructuring, we entered into a $40.0 million term loan that accrues interest at prime plus 1.0% with interest payments due monthly. Principal payments of $50,000 are due quarterly, with the remaining balance due in full on May 31, 2004. The outstanding balance of the term loan has been classified as a current liability on our balance sheet as of September 30, 2003. The term loan is collateralized by all of our assets.

The term loan agreement contains certain financial covenants, including minimum monthly EBITDA levels as defined in the agreement, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on our operating cash flows, and maximum quarterly and annual extraordinary expenses, as defined in the agreement. Beginning in 2003, the minimum EBITDA levels are $1.0 million in January 2003, $700,000 in February 2003, $800,000 per month beginning in March 2003 through July 2003, and $1.0 million per month thereafter. We are in compliance with these financial covenants as of September 30, 2003.

On March 7, 2003, PVC Funding Partners LLC, an affiliate of Commonwealth Associates, LP and Comvest Venture Partners, acquired from our senior lenders 29,851 shares, or 96.0%, of our outstanding Series C convertible preferred stock. This Series C convertible preferred stock was purchased from the original senior lenders on a prorata basis at a price of $33.50 per share. The original senior lenders continue to hold the remaining 4.0% of the Series C convertible preferred stock. In connection with the transaction, PVC Funding Partners also acquired $20.5 million in principal amount of our outstanding bank debt from the original senior lenders. Because of a Board Shift Event which occurred in October 2003 (see Note 5), the debt held by PVC Funding Partners ($20.4 million as of September 30, 2003) is subordinated to the debt held by the original senior lenders ($18.0 million as of September 30, 2003).

As of September 30, 2003 and December 31, 2002, we had additional notes and other obligations totaling approximately $5.6 million and $6.0 million, respectively (excluding the “make-whole” obligation described in Note 5), related to a 1993 acquisition, a 1998 acquisition, and equipment purchases. Included in the total outstanding balance as of December 31, 2002 was $4.3 million of notes payable to CENTRA Benefits, Inc. (“Centra”) in connection with the 1998 acquisition, bearing interest at 12.0% per annum (payable in additional shares of our common stock, except under specified circumstances), with a maturity date of December 1, 2004 pursuant to a restructuring in April 2002. In connection with the April 2002 restructuring, we issued to Centra warrants to purchase 200,000 shares of our common stock at an exercise price of $6.40, which was $0.25 over the market price of the stock on the date of the issuance of the restructured notes. Effective March 31, 2003, we again renegotiated the Centra note terms. In particular, we extended the maturity date of the notes to April 1, 2006, reduced the interest rate to 6.0% per annum, and fixed the conversion price on the notes at one share of common stock for each dollar of principal outstanding. In addition, we issued a new convertible note equal to the amount of accrued and unpaid interest payable to Centra related to the restructured notes in the amount of approximately $500,000. This note has the same terms and conditions as the restructured notes. Immediately upon completion of this restructuring, PVC Funding Partners acquired slightly more than 50.0% of the face value of the notes, including the new note, from Centra. The remaining portion is still held by Centra.

On April 12, 2002, we extended the maturity date of notes totaling $500,000 due to one current and one former member of our Board of Directors to December 1, 2004. These notes bear interest, which accrues at prime plus 4.0% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

6. Preferred Stock, Common Stock, and Related Events

On April 12, 2002, in connection with the restructuring of our senior bank debt discussed in Note 4, we issued $29.0 million of Series C convertible preferred stock (the “Series C stock”). The Series C stock accrued dividends at 10.0% per annum during the first 12 months from issuance and is currently fixed at a rate of 12.0% per annum. Dividends are payable quarterly in additional shares of Series C stock or, at our option, in cash. As of September 30, 2003, we have chosen to pay dividends in the form of additional shares, and we have issued an aggregate of 3,659 additional shares of Series C stock as dividends. We may redeem the Series C stock at any time at our option at a redemption price of $1,000 per share plus accrued and unpaid dividends. The Series C stock has weighted-average anti-dilution protection and a provision that, subject to certain adjustments, the Series C stock will not convert into less than 51% of our common stock on a fully diluted basis. After adjusting for the issuance of certain anti-dilutive securities, at any time after October 12, 2003, the Series C stock may be converted into shares of our common stock at $1.33 per share, or a total of 24,555,639 common shares as of September 30, 2003.

The holders of the Series C stock are entitled to receive a Liquidation Preference, as defined, upon certain circumstances, including but not limited to, a change in control of us, or our involuntary liquidation. As a result of these circumstances being outside of our control, the Series C stock is classified at September 30, 2003 and December 31, 2002 in the temporary equity section of the accompanying condensed consolidated balance sheets (see Note 2).

In addition, while at least 12,000 shares of the Series C stock are outstanding, the Series C stockholders are entitled to elect three members to our Board of Directors. However, upon the occurrence of the Board Shift Event, which was triggered by the Company’s failure to redeem the Series C stock by October 12, 2003, the Board composition changed so as to allow the Series C stockholders to elect four out of seven directors, thereby shifting control of the Board to the holders of Series C stock. On October 27, 2003, PVC Funding Partners informed the senior lenders that they were exercising their option to control our Board of Directors due to our failure to redeem the Series C stock. PVC Funding Partners designated one of the existing directors previously elected by the common stockholders as the fourth Series C director.

In connection with the April 12, 2002 bank restructuring, we were required to adopt the accounting principles prescribed by Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). In accordance with the accounting requirements of EITF 00-27, we accreted an increase to the carrying value of our Series C stock with a comparable reduction to additional paid-in capital over the contractual life of the Series C stock. During the three months ended September 30, 2003, our additional paid-in capital was reduced to zero as a result of the accretion of the Series C stock. Therefore, such additional accretion increases our accumulated deficit. To date, we accreted approximately $98.0 million. The amount accreted to the Series C stock is calculated based on (a) the difference between the closing price of our common stock on April 12, 2002 and the conversion price per share available to the holders of our Series C stock, multiplied by (b) the number of shares of common stock that will be issued if the shares of our Series C stock are ever converted. The accretion of the Series C stock will cease on October 12, 2003. This non-cash entry does not affect our net income or our cash flow, but does impact the net income deemed available to our common stockholders.

In June 2001, we completed the disposition of one of our subsidiaries, HealthPlan Services, Inc., in a non-cash transaction. As part of the transaction, we issued a long-term convertible subordinated note, which automatically converted into 813,273 shares of common stock on April 12, 2002 in connection with the restructuring of our credit facilities. The 813,273 shares are included in the number of outstanding shares at September 30, 2003 and December 31, 2002. Our agreement with the buyer states that, if the buyer does not receive gross proceeds of at least $5.0 million upon the sale of the conversion shares, then we must issue and distribute to them additional shares of our common stock, based on a ten-day trading average price, to compensate the buyer for the difference, if any, between $5.0 million and the amount of proceeds they realize from the sale of the conversion shares. The entire $5.0 million obligation is recorded as common stock with a make-whole provision on our balance sheet at September 30, 2003 and December 31, 2002. In accordance with SFAS No. 150, “Accounting for Certain Financial Investments with Characteristics of Both Liabilities and Equity,” we classified this obligation as a liability as of September 30, 2003. Our agreement with the buyer also requires that we register the conversion shares upon demand. Assuming a sale of the conversion shares and based on the fair market value of our common stock on September 30, 2003, we would have been required to issue an additional 679,264 shares under the provisions of this agreement.

We entered into a registration rights agreement in favor of the buyer of HealthPlan Services with respect to 709,757 shares we issued to them at closing in June 2001. The agreement contained provisions requiring redemption of such shares or the issuance of 200,000 shares of our common stock as a penalty if the original 709,757 shares were not registered by certain specified time periods. Because the 709,757 shares were not registered within the required time periods, we issued to the buyer an aggregate of 200,000 penalty shares in 2001 and 2002.

Since the sale of HealthPlan Services in June 2001, we had been in discussions with the buyer to finalize purchase price adjustments associated with the HealthPlan Services transaction. On October 1, 2003, we finalized discussions with no additional liability for purchase price adjustments. Additionally, we agreed upon payment terms for $1.7 million of other items that are included in accrued liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002.

7. ProxyMed Agreement

On June 10, 2003, we entered into a three year joint marketing agreement with ProxyMed, Inc. Pursuant to the agreement, our network repricing services and network management services will be offered to ProxyMed’s existing and prospective payer customers. Upon execution of this agreement, we paid ProxyMed $200,000 for access to certain data. In addition, we are paying ProxyMed $150,000 to be ProxyMed’s exclusive partner during the first 12 months of this arrangement. We also issued to ProxyMed a warrant to acquire 15.0% of our outstanding common stock, calculated on a fully-diluted basis as of the time of exercise, at an exercise price of $1.95 per share. The warrant has an initial term of six months with two three-month renewal options based on achieving certain revenue-based milestones, as defined in the agreement. The fair value of the warrant of $496,000 on the date the warrant was granted was determined by an independent consultant using the Black-Scholes pricing model and using the same assumptions as for stock options as described in Note 4. Because revenue from this agreement is not assured, total consideration of $846,000 was recorded as an expense during the quarter ended June 30, 2003.

8. Litigation

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

In November 2001, Paid Prescriptions, LLC initiated a breach of contract action in the United States District Court for the District of New Jersey against HealthPlan Services, our former subsidiary. Paid Prescriptions LLC was seeking $1.6 million to $2.0 million in compensation arising from HealthPlan Services’ alleged failure to meet certain performance goals under a contract requiring HealthPlan Services to enroll a certain number of customers for Paid Prescriptions LLC’s services. Because the events giving rise to this claim allegedly occurred prior to our sale of the HealthPlan Services business, we defended the action on behalf of HealthPlan Services, in accordance with our indemnification obligations to its buyer. In October 2003, we settled this litigation by paying $850,000 to Paid Prescriptions, LLC. This settlement had previously been accrued for, and thus will not have a material adverse effect on our consolidated statement of operations.

9. Other Income

As of March 27, 2002, we retired a $2.5 million subordinated note payable, which had arisen in connection with the operations of a former subsidiary, by issuing 274,369 shares of our common stock based on the closing price of our common stock one day immediately prior to the retirement date of the note and by issuing a credit for $950,000 payable with in-kind claims repricing services. We have agreed to register these shares upon demand. On

September 30, 2003, we settled the obligation to provide $950,000 of in-kind services with a cash payment of $300,000. The difference of $650,000 is included in other income on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2003.

10. Recent Accounting Pronouncements

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

In November 2002, Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57 and 107 and rescission of SFAS Interpretation No. 34),” which modifies the accounting and enhances the disclosure of certain types of guarantees, was issued. FIN No. 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. We adopted the disclosure requirements of FIN No. 45 as of December 31, 2002. On January 1, 2003, we adopted the initial recognition and measurement provisions, which are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have an impact on us.

On January 17, 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which imposes a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The provisions of FIN No. 46 applicable to variable interest entities in which an enterprise holds available interest that it acquired before February 1, 2003 are effective for all interim and annual periods ending after December 15, 2003 pursuant to FASB Staff Position No. FIN 46-6. We do not believe FIN No. 46 will have an impact on us.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Investments with Characteristics of Both Liabilities and Equity,” which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liability and equity. Specifically, SFAS No. 150 provides guidance as to which items should be classified as liabilities that were previously reported as equity or as a mezzanine item reported between liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 requires us to report the common stock with make-whole provision as a liability on the condensed consolidated balance sheet as of September 30, 2003.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Introduction

The following is a discussion of our unaudited results of operations for the three and nine months ended September 30, 2003 compared to the same periods in 2002.

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

RESULTS OF OPERATIONS

The following is a presentation of our unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2003, compared to the same periods in 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating revenue	100.0%	100.0%	100.0%	100.0%

Cost of operating revenue:
Personnel expenses	25.9%	26.4%	27.4%	26.7%
Network access fees	20.6%	15.6%	19.1%	16.2%
Other	21.0%	17.9%	17.5%	17.6%
Depreciation	1.9%	1.6%	1.8%	1.6%
Costs related to ProxyMed agreement	—	—	3.5%	—

Total cost of operating revenue	69.4%	61.5%	69.3%	62.1%

Bad debt expense	4.6%	9.7%	5.3%	8.0%
Other income	(8.1)%	—	(2.7)%	—
Interest expense, net	8.1%	10.3%	8.5%	18.8%

Total expenses and other income	74.0%	81.5%	80.4%	88.9%

Income before provision (benefit) for income taxes	26.0%	18.5%	19.6%	11.1%
Provision (benefit) for income taxes	7.0%	(4.1)%	5.0%	(3.9)%

Net income	19.0%	22.6%	14.6%	15.0%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Operating Revenue

Operating revenue for the three months ended September 30, 2003 decreased $0.3 million, or 3.7%, to $8.0 million from $8.3 million during the same period in 2002. During the three months ended September 30, 2003, we added 13 new payer accounts and generated operating revenue from those customers totaling $0.5 million. The increase in operating revenue from this new business was offset by a decrease in operating revenue due to the departure of customers that are no longer in business, decreased utilization by some customers, and a lower percentage of high-dollar claims. Claims volume increased by approximately 46,000, or 5.2%, to 929,000 claims processed during the three months ended September 30, 2003 compared to 883,000 claims processed in the same period in 2002.

Personnel Expenses

Personnel expenses for the three months ended September 30, 2003 decreased $0.1 million, or 5.5%, to $2.1 million from $2.2 million during the same period in 2002. Personnel expenses as a percentage of operating revenues decreased to 25.9% in 2003 compared to 26.4% in 2002. We benefited from the cost reduction strategies implemented during the second quarter of 2003, and we recorded lower bonus expense for the three months ended September 30, 2003 compared to the same period in 2002, due to a lower estimate of such costs for the year ending December 31, 2003. We also continued to benefit from efficiencies in our claim repricing operations through increased use of our technology, which allowed us to increase the number of claims processed per person in the third quarter of 2003 compared to the same period in 2002.

Network Access Fees

Network access fees increased by $0.4 million during the three months ended September 30, 2003 to $1.7 million compared to $1.3 million during the same period in 2002. Network access fees as a percentage of operating revenue were 20.6% in the third quarter of 2003 compared to 15.6% for the same period in 2002. Network access fees are amounts charged by our network and other cost containment partners for access to their provider networks. The increase in network access fees as a percentage of operating revenue was due to a greater portion of our operating revenue being derived from bill negotiation services, which is contracted at a higher fee.

Other Costs of Operating Revenue

Other costs of operating revenue of $1.7 million for the three months ended September 30, 2003 was comparable to $1.5 million during the same period in 2002. Other costs of operating revenue primarily consist of marketing costs, occupancy and related costs, professional services, and other administrative costs.

Depreciation

Depreciation of $0.2 million for the three months ended September 30, 2003 was comparable to the same period in 2002.

Bad Debt Expense

Bad debt expense for the three months ended September 30, 2003 decreased $0.4 million, or 54.4%, to $0.4 million from $0.8 million in 2002. Bad debt expense is recorded based on our estimate of uncollectible accounts receivable.

Other Income

On September 30, 2003, we negotiated a settlement for an obligation to provide in-kind claims repricing services. Due to the settlement, we recorded $650,000 of other income during the three months ended September 30, 2003.

Interest Expense, Net

Interest expense for the three months ended September 30, 2003 decreased to $0.6 million from $0.9 million during the same period in 2002. This reduction is due primarily to the lowering of our outstanding bank debt by $29.0 million upon the bank restructuring on April 12, 2002, the lowering of the interest rate on such debt from prime plus 6.0% to prime plus 1.0%, and the repayment of $1.7 million of such debt since September 2002.

Income Taxes

The provision for income taxes for the three months ended September 30, 2003 was $0.6 million compared to a benefit for income taxes of $(0.3) million for the same period in 2002. The provision and benefit were calculated using an effective tax rate that was determined based upon our estimate of our taxable income for the years ended December 31, 2003 and 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Operating Revenue

Operating revenue for the nine months ended September 30, 2003 decreased $0.8 million, or 3.2%, to $23.9 million from $24.7 million during the same period in 2002. During the first nine months of 2003, we added 38 new payer accounts and generated operating revenue from those customers totaling $2.6 million. The increase in operating revenue from this new business was offset by a decrease in operating revenue due to the departure of customers that are no longer in business, decreased utilization by some customers, and a lower percentage of high-dollar claims. Claims volume increased by approximately 92,000, or 3.4%, to 2,792,000 claims processed during the nine months ended September 30, 2003 compared to 2,700,000 claims processed in the same period in 2002.

Personnel Expenses

Personnel expenses for the nine months ended September 30, 2003 and 2002 were $6.6 million. Personnel expenses as a percentage of revenues increased slightly to 27.4% for the nine months ended September 30, 2003 compared to the same period in 2002. Included in personnel expenses for the nine months ended September 30, 2003 is $130,000 related to various severance agreements. Bonus expense during the nine months ended September 30, 2003 was lower than the same period in 2002 due to lower estimate of such costs for the year ending December 31, 2003. Additionally, we continue to benefit from efficiencies in our claim repricing operations through increased use of our technology, which allowed us to increase the number of claims processed per person during the nine months ended September 30, 2003 compared to the same period in 2002.

Network Access Fees

Network access fees for the nine months ended September 30, 2003 increased $0.6 million, or 14.0%, to $4.6 million from $4.0 million in 2002. Network access fees as a percentage of operating revenue were 19.1% in 2003 compared to 16.2% in 2002. Network access fees relate to amounts charged by our network and cost containment partners for access to their provider network. The increase in network access fees of $0.6 million was due to a greater portion of our operating revenue being derived from bill negotiation services, which is contracted at a higher fee.

Other Costs of Operating Revenue

Other costs of operating revenue for the nine months ended September 30, 2003 decreased $0.2 million, or 3.7%, to $4.2 million from $4.4 million in 2002. Other costs of operating revenue primarily consists of marketing costs, occupancy and related costs, professional services, and other administrative costs. This decrease was partially the result of settlements of outstanding balances with certain of our vendors during the three months ended March 31, 2003, resulting in $0.2 million in savings, as well as from lower professional fees related to the completion of a number of outstanding legal matters pertaining to our divested subsidiaries.

Depreciation

Depreciation of $0.4 million for the nine months ended September 30, 2003 was comparable to the same period in 2002.

Costs Related to ProxyMed Agreement

In June 2003, we signed a three-year joint marketing agreement with ProxyMed, pursuant to which ProxyMed has agreed to work with us to market our products to ProxyMed’s existing and prospective customers. As part of the agreement, we expensed $0.8 million, consisting of expenses related to data services ($0.2 million), exclusivity ($0.1 million) and the issuance of a warrant giving ProxyMed the ability to purchase 15.0% of our outstanding common stock on a fully diluted basis ($0.5 million). The fair value of the warrant was determined by an independent consultant using the Black-Scholes pricing model.

Bad Debt Expense

Bad debt expense for the nine months ended September 30, 2003 decreased $0.7 million, or 36.3%, to $1.3 million from $2.0 million during the same period in 2002. Bad debt expense is recorded based on our estimate of uncollectible accounts receivable.

Other Income

On September 30, 2003, we negotiated a settlement for an obligation to provide in-kind claims repricing services. Due to this settlement, we recorded $650,000 of other income during the nine months ended September 30, 2003.

Interest Expense, Net

Interest expense for the nine months ended September 30, 2003 decreased to $2.0 million from $4.6 million during the same period in 2002. This reduction is due primarily to the lowering of our outstanding bank debt by $29.0 million upon the bank restructuring on April 12, 2002, the lowering of the interest rate on such debt from prime plus 6.0% to prime plus 1.0%, and the repayment of $1.7 million of such debt in the three months ended September 30, 2003.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2003 was $1.2 million. This provision was based on an effective tax rate that was determined based upon our estimate of our taxable income for the year ending December 31, 2003. The benefit for income taxes for the nine months ended September 30, 2002 was $1.0 million. This benefit was based on an effective tax rate that was determined based upon our estimate of our taxable income for the year ended December 31, 2002.

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

We had cash and cash equivalents totaling $3.0 million at September 30, 2003 and $1.2 million at December 31, 2002. Net cash provided by operating activities was $3.8 million and $0.7 million during the nine months ended September 30, 2003 and 2002, respectively. This increase in cash provided by operating activities in 2003 is due primarily to improved accounts receivable collections partially offset by decreases in our accounts payable and accrued expenses.

Restructured Credit Facility

On April 12, 2002, we closed a transaction to restructure and refinance our senior bank debt, which was $69.0 million prior to the closing. Under the terms of the restructured agreement, we entered into a $40.0 million term loan that accrues interest at a variable rate, generally prime plus 1.0%, with interest payments due monthly. Quarterly principal payments of $50,000 became due beginning September 30, 2002, and because the term loan is payable in full on May 31, 2004, it is classified as a current liability on our balance sheet as of September 30, 2003. The term loan is collateralized by all of our assets.

In exchange for retirement of the remaining amounts due to the senior lenders, we issued 29,000 shares of our newly authorized Series C convertible preferred stock and an additional promissory note in the amount of $184,872, which was fully paid as of June 30, 2003. The Series C convertible preferred stock accrued dividends at 10.0% per annum during the first twelve months from issuance and is currently fixed at 12.0% per annum. Dividends are payable quarterly in additional shares of Series C convertible preferred stock or, at our option, in cash. As of September 30, 2003, we have chosen to pay dividends in the form of additional shares, and we have issued to the Series C stockholders an aggregate of 3,659 additional shares of Series C convertible preferred stock. The restructured credit agreement contains certain financial covenants, including minimum monthly EBITDA levels, as defined in the agreement, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on our operating cash flows, and maximum quarterly and annual extraordinary expenses, as defined in the agreement. The required minimum EBITDA level beginning August 2003 is $1.0 million per month. While we are in compliance with the financial covenants as of September 30, 2003, there is no assurance that we will remain in compliance in future periods. If we are not in compliance, the senior lenders could demand repayment of our obligations. In such event, there can be no assurance that we will be able to repay the indebtedness, or refinance such indebtedness on terms that are acceptable to us.

Our indebtedness comes due in May 2004. We are currently pursuing alternatives to refinance this indebtedness and/or raise additional equity capital to pay off or pay down this indebtedness. There can be no assurance that we will be able to repay the indebtedness or refinance such indebtedness on terms that are acceptable to us. Should we be successful in these endeavors, there could be substantial dilution to the common stockholders. We are currently pursuing alternatives to refinance this indebtedness and/or raise additional equity capital to pay off or pay down this indebtedness. Should we be successful in these endeavors, there could be substantial dilution to the common stockholders.

If we are unable to generate sufficient cash flows from operations to pay our financial obligations and meet our debt covenants, as required by our restructured credit facility, or if we are unable to repay or refinance our restructured credit facility in full in May 2004, there may be a material adverse effect on our business, financial condition, and results of operations.

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

There is an intercreditor agreement between PVC Funding Partners and the original senior lenders which provides that, until the occurrence of a Board Shift Event, PVC Funding Partners has all of the rights of the original senior lenders under the restructured credit agreements, except that (1) PVC Funding Partners’ rights to mandatory prepayments and other principal payments prior to the maturity date are subordinated to the original senior lenders’ rights to those payments, and (2) PVC Funding Partners’ notes will be voted consistently with and on the same percentage basis as the original senior lenders with respect to all matters required to be submitted to a vote or consent of the original senior lenders, except for matters related to certain fundamental changes in the loan terms. On October 12, 2003, we did not redeem any of the Series C stock, triggering a Board Shift Event. Consequently, PVC Funding Partners informed the senior lenders that they were exercising their option to control the Board of Directors by assuming the right to elect four of the seven members of the Board. PVC Funding Partners designated one of the existing directors previously elected by the common stockholders as the fourth Series C director. Upon the change in control of our Board of Directors, the debt held by PVC Funding Partners became subordinated to the debt held by the original senior lenders.

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

Other Obligations

In connection with a 1993 acquisition by our former subsidiary, HealthPlan Services, Inc., we assumed a note payable. As of September 30, 2003, the outstanding principal balance of the note was approximately $695,000, and semi-annual payments on this note are due through November 1, 2008. This note is collateralized by a letter of credit.

On September 30, 2003, we settled an obligation to provide $950,000 of in-kind services with a cash payment of $300,000. The difference of $650,000 is included in operating income in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2003.

On April 12, 2002, in connection with the restructuring of our credit facility, the maturity date of notes totaling $500,000 was extended to December 1, 2004. The notes are due to a member of our Board of Directors and an individual who was a member of our Board of Directors at the time that the notes were issued and at the time of the April 2002 restructuring. These notes bear interest at prime plus 4.0% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

Since the sale of HealthPlan Services in June 2001, we had been in discussions with the buyer to finalize purchase price adjustments associated with the HealthPlan Services transaction. On October 1, 2003, we finalized our discussions with the buyer with no additional liability for purchase price adjustments. Additionally, we agreed upon payment terms for $1.7 million of other items that are included in accrued liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002.

Capital Expenditures

We spent $0.4 million on capital expenditures during the nine months ended September 30, 2003. Obligations for future capital expenditures are not significant and are restricted to $1.5 million annually under our credit facility.

Except for the maturity of our term loan, which becomes due on May 31, 2004, we believe that all consolidated operating and financing obligations for the next twelve months will be met from cash flows from operations and available cash. Although there can be no assurances, management believes based on available information, we will be able to maintain compliance with the terms of our restructured credit facility, including the financial covenants, until it becomes due on May 31, 2004. Our ability to fund our operations, make scheduled payments of interest and principal on our indebtedness, and maintain compliance with the terms of our restructured credit facility, including our financial covenants, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. If we are unable to generate sufficient cash flows from operations to pay our financial obligations and meet the debt covenants as required under the restructured credit facility, or we are unable to repay our restructured credit facility in full on May 31, 2004, there may be a material adverse effect on our business, financial condition, and results of operations. Management is continuing to explore alternatives, including the sale of equity securities, to refinance our debt, reduce our obligations, recapitalize our company, and provide additional liquidity. There can be no assurances that we will be successful in these endeavors. Should we be successful in these endeavors, there could be substantial dilution to our common stockholders.

Inflation

We do not believe that inflation had a material effect on our results of operations for the three or nine months ended September 30, 2003 and 2002. There can be no assurance, however, that our business will not be affected by inflation in the future.

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

In November 2002, Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57 and 107 and rescission of SFAS Interpretation No. 34),” which modifies the accounting and enhances the disclosure of certain types of guarantees, was issued. FIN No. 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. We adopted the disclosure requirements of FIN No. 45 as of December 31, 2002. On January 1, 2003, we adopted the initial recognition and measurement provisions, which are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have an impact on us.

On January 17, 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which imposes a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. Certain transition disclosures are required for all financial statements issued after January 31, 2003. The provisions of FIN No. 46 applicable to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 are effective for all interim and annual periods ending after December 15, 2003 pursuant to FASB Staff Position No. FIN 46-6. We do not believe FIN No. 46 will have an impact on us.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liability and equity. Specifically, SFAS No. 150 provides guidance as to which items should be classified as liabilities that were previously reported as equity or as a mezzanine item reported between liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 requires us to report the common stock with make-whole provision as a liability on the condensed consolidated balance sheet as of September 30, 2003.

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

At September 30, 2003, the following unaudited table presents the future minimum operating lease obligations and the future principal payment obligations, and the weighted-average interest rates associated with our long-term debt instruments for the periods ended December 31 (in thousands). These amounts reflect our restructured debt arrangements:

	2003	2004	2005	2006	2007	Thereafter
Operating leases	$177	$505	$101	$56	$53	$12
Long-term debt fixed rate (interest rates ranging from 5.75% to 6.0%)	$123	$564	$132	$4,928	$150	$84
Long-term debt variable rate (interest at prime plus 1.0% and prime plus 4.0%)	$50	$38,389	$—	$—	$—	$—

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

Forward Looking Information

The statements contained in this report include forward-looking statements related to us that involve risks and uncertainties, including but not limited to our ability to expand our client base; the success of our new products and services; our ability to maintain our current preferred provider organization network arrangements; our ability to manage costs; our ability to comply with the financial covenants of our restructured debt agreements; changes in law; risks of material adverse outcomes in litigation; fluctuations in business conditions and the economy; our ability to attract and retain key management personnel; changes in accounting and reporting practices; our ability to reduce and restructure debt; and our ability to obtain additional debt or equity financing on terms favorable to us to facilitate our long-term growth. These forward-looking statements are made in reliance on the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Available Information

Our website address is www.planvista.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC. We make this information available via a hyperlink to a third party’s SEC filings website. We do not maintain or provide information directly to this site. Although the third party that maintains the website has endeavored to make our SEC filings available as soon as reasonably practicable after we file them electronically with the SEC, we make no representations or warranties with respect to the timeliness or content of any postings on the website.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In November 2001, Paid Prescriptions, LLC initiated a breach of contract action in the United States District Court for the District of New Jersey against HealthPlan Services, our former subsidiary. Paid Prescriptions LLC was seeking $1.6 million to $2.0 million in compensation arising from HealthPlan Services’ alleged failure to meet certain performance goals under a contract requiring HealthPlan Services to enroll a certain number of customers for Paid Prescriptions LLC’s services. Because the events giving rise to this claim allegedly occurred prior to our sale of the HealthPlan Services business, we defended the action on behalf of HealthPlan Services, in accordance with our indemnification obligations to its buyer. In October 2003, we settled this litigation by paying $850,000 to Paid Prescriptions, LLC. This settlement had previously been accrued for, and thus will not have a material adverse effect on our consolidated statement of operations. See the Report on Form 10-Q for the quarter ended March 31, 2003 for information about the resolution of other legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

On July 9, 2003, we issued 849 shares of our Series C convertible preferred stock pro rata to our senior lenders and to PVC Funding in a private transaction pursuant to Section 4(2) of the Securities Act of 1933. These shares represented payment of $725,000 in dividends, payable in kind in shares of our Series C convertible preferred stock, pursuant to the terms of the certificate of designation of our Series C convertible preferred stock.

On July 10, 2003, we issued 36,781 shares of our common stock to Centra and PVC Funding in lieu of $70,107 of cash interest payments on their notes. The number of common stock issued was determined based upon the average trading price of our common stock during the quarter ended June 30, 2003.

On August 6, 2003, we issued 143,553 shares of our common stock to Commonwealth Associates Group Holdings, LLC (“Commonwealth”) and their affiliates in connection with $143,553 of services provided under our advisory agreement relating to the Centra debt restructuring. The number of shares issued to Commonwealth was based on a value of $1.00 per share as determined in our advisory agreement.

Item 6. Exhibits and Reports On Form 8-K

(a)	See Exhibit List.

(b)	Reports on Form 8-K.

On August 12, 2003, we filed a report on Form 8-K with respect to our second quarter earnings press release.

PLANVISTA CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANVISTA CORPORATION

Date: November 19, 2003	/s/ Phillip S. Dingle
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2003	/s/ Bennett Marks
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.6.1	Plan Vista Corporation Incentive and Retention Program and Annual Incentive Bonuses, summary description.

10.7.1	Amendment to Employment and Noncompetition Agreement by and between PlanVista Corporation and Phillip S. Dingle, dated May 22, 2003.

10.8.1	Amendment to Employment and Noncompetition Agreement by and between PlanVista Corporation and Jeffrey L. Markle, dated May 22, 2003.

10.8.2	Employment and Noncompetition Agreement by and between PlanVista Corporation and Bennett Marks, dated June 10, 2003.

10.19	Second Amended and Restated Convertible Promissory Note in the principal amount of $255,042.46 payable to Centra Benefit Services, Inc., dated April 18, 2003.

10.20	Second Amended and Restated Convertible Promissory Note in the principal amount of $242,542.47 payable to PVC Funding Partners LLC, dated April 18, 2003.

10.21	Letter agreement between PlanVista Corporation and Health Plan Services, Inc./Health Plan Holdings, Inc. dated October 1, 2003 re Settlement of Final Working Capital Adjustment and certain other claims.

11.1	Statement of computation of per share earnings: not required because the relevant computation can be clearly determined from the material contained in the financial statements included herein.

31.1	Written statement of the Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Written statement of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Rule 13a-14(a) Certification.