Form 10-K/A
period 2002-12-31
PLANVISTA CORP
filed 2003-11-25
CIK 942319

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-K/A
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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

                       DOCUMENTS INCORPORATED BY REFERENCE

        Proxy Statement for the Annual Meeting of Stockholders
         scheduled to be held on May 22, 2003...........................Part III

                          INTRODUCTION TO FORM 10-K/A

This Form 10-K/A is being filed to reflect the restated consolidated balance sheet at December 31, 2002 and the restated consolidated statements of changes in stockholders' equity (deficit) and comprehensive income of PlanVista Corporation (the "Company") for the year ended December 31, 2002, after determination that its Series C convertible preferred stock (the "Series C stock") should be classified as temporary equity. This restatement is limited to classifying the aggregate of the Company's Series C stock in the amount of $77.2 million at December 31, 2002 from permanent stockholders' deficit to the temporary equity section of the consolidated balance sheet.

The restatement had no effect on the Company's statements of operations, assets, or cash flows.

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

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


        We have derived the following selected historical consolidated financial data from our audited consolidated financial statements at December 31, 2002 (restated)and 2001 and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, which are included in this Form 10-K. The report of PricewaterhouseCoopers LLP, our independent accountants, on our consolidated financial statements at December 31, 2002 (restated) and 2001 and for the years ended December 31, 2002 (restated), 2001 and 2000 appears elsewhere in this Form 10-K. Our selected consolidated financial data should be read in conjunction with the related consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.



                                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------------------
                                                      2002        2001(1)       2000(1)       1999(1)      1998(1)
                                                      ---------   -----------   -----------   ----------   ---------
   STATEMENT OF OPERATIONS DATA:
   (In thousands, except per share amounts)
   Operating revenue ..............................   $  33,141   $    32,918   $    26,964   $   18,691   $  10,024
                                                      ---------   -----------   -----------   ----------   ---------
   Cost of operating revenue:
      Marketing allowances ........................         559           308           295          110          30
      Personnel expense ...........................       8,474         9,137         8,301        8,189       4,937
      Network access fees .........................       5,122         5,343         3,896        2,521       1,894
      Other .......................................       5,267         6,213         3,993        3,903       4,028
      Depreciation ................................         528           467           303          723         247
                                                      ---------   -----------   -----------   ----------   ---------
         Total cost of operating revenue ..........      19,950        21,468        16,788       15,446      11,136
   Bad debt expense ...............................       3,356         3,348           649          624           -
   Offering costs .................................       1,213             -             -            -           -
   Amortization of goodwill .......................           -         1,378         1,380        1,388         967
   Loss on impairment of intangible assets ........           -             -         5,513            -           -
   Loss (gain) on sale of investments, net ........           -         2,503          (332)      (4,630)    (33,240)
   Interest expense ...............................       5,628        12,098        10,489        7,737       5,540
   Other  (income) expense ........................           -          (175)          868         (373)     11,921
   Equity in loss of joint venture ................           -             -             -          208           -
                                                      ---------   -----------   -----------   ----------   ---------
   Income (loss) before (benefit) provision for
    income taxes, minority interest, discontinued
    operations, loss on sale of discontinued
    operations, extraordinary loss, and cumulative
    effect of change in accounting principle ......       2,994        (7,702)       (8,391)      (1,709)     13,700
   Net income (loss) ..............................       4,185       (45,221)     (104,477)         104       9,698
   Preferred stock accretion and preferred stock
    dividends .....................................     (48,777)            -             -            -           -
   Income (loss) applicable to common stockholders      (44,592)      (45,221)     (104,477)         104       9,698
   Basic and diluted net income (loss) per
    share from continuing operations before
    minority interest, discontinued operations,
    loss on sale of assets, extraordinary item,
    and cumulative effect of change in
    accounting principle ..........................   $    0.25   $     (2.37)  $     (0.37)  $    (0.08)  $    0.55
   Basic and diluted net income (loss)
    per share applicable to common stockholders....   $   (2.72)  $     (3.11)  $     (7.64)  $     0.01   $    0.67
   Dividends declared per share
    of common stock ...............................           -             -             -   $   0.4125           -
   Average common shares outstanding
      Basic .......................................      16,427        14,558        13,679       13,742      14,353
      Diluted .....................................      16,427        14,558        13,679       13,922      14,584

   BALANCE SHEET DATA:                                                        As of December 31,
                                                      --------------------------------------------------------------
   Working capital (deficit) ......................   $   1,178   $    (7,901)  $  (104,859)  $  (44,329)  $ (93,903)
   Total assets ...................................      42,585        40,125       104,668      236,683     217,002
   Total debt .....................................      45,544        76,086        66,038       95,762      97,322
   Series C Convertible prefund stock
    (As Restated)..................................      77,217(2)          -             -            -           -
   Stockholders equity (deficit)
   (As restated for 2002) ........................     (95,606)      (53,290)      (20,340)      86,281      91,652


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


(2) Restated for the classification of the Series C convertible preferred stock as described in Notes 2 and 18 to the consolidated financial statements.

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

        Loss on Extinguishment

        During the second quarter of 2000, we recorded a loss on the extinguishment of debt of $1.0 million, net of taxes, related to our credit facility. This loss represented $1.5 million of pretax non-interest fees and expenses connected with the prior facility, which were previously subject to amortization over five years. No such gains or losses were recognized during 2001.

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

        In addition, the holders of the Series C convertible preferred stock are entitled to receive a Liquidation Preference, as defined, upon certain circumstances including but not limited to a change in control or our involuntary liquidation. As a result of these circumstances being outside our control, the Series C convertible preferred stock has been reclassified to the temporary equity section of the balance sheet at December 31, 2002 from permanent equity. This restatement did not impact our cash flows or liquidity.

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

        NEW ACCOUNTING PRONOUNCEMENTS

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 also eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. Therefore, had this Statement been effective for the year ended December 31, 2000, the extraordinary loss of $954,000, net of taxes, would have been reclassified to operations and would have increased the loss before discontinued operations, loss on sale of discontinued operations and cumulative effect of change in accounting principle.


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

        The loss of one or more of our significant customers could cause our business to suffer. Our top three customers accounted for 19.6%, 24.6% and 33.0% of our operating revenue for the years ended December 31, 2002, 2001 and 2000, respectively. For the years ended December 31, 2002 and 2001, no single customer accounted for more than 10% of total operating revenue. For the year ended December 31, 2000, two of our largest customers accounted for more than 10% of total operating revenue. American Community Mutual Ins. Co. represented 13.7% and Conseco Health represented 12.2% of our operating revenue for the year ended December 31, 2000. These customers may account for a significant portion of our operating revenue throughout 2003,depending upon our ability to grow our business by and with similarly-sized customers in the foreseeable future. Since our customer contracts generally are terminable within 90 days, any of these customers could terminate their relationship with us at any time. In addition, companies in the healthcare industry generally have been consolidating, resulting in a limited number of payers and PPOs controlling an increasing portion of claims. Therefore, we believe that our operating revenue will be largely dependent upon product acceptance by a smaller number of payers and PPOs. If we lose any one of our major customers or any of our major customers negotiate less favorable terms with us, then we will lose operating revenue, which would adversely affect our financial condition and results of operations.

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

                Consolidated Balance Sheets -- December 31, 2002 (restated) and 2001

                Consolidated Statements of Operations -- Years ended December 31, 2002, 2001, and 2000

                Consolidated Statements of Changes in Stockholders' Equity -- Years ended December 31, 2002 (restated), 2001, and 2000

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

SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PlanVista Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on the 21st day of November, 2003.



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

                                       By: /s/ Bennett Marks
                                       ----------------------------------------
                                       Bennett Marks
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)


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

/s/ Dr. Richard Corbin      Director                           March 31, 2003
------------------------
    Dr. Richard Corbin

/s/ Michael S. Falk         Director                           March 31, 2003
------------------------
    Michael S. Falk

/s/ Martin L. Garcia        Director                           March 31, 2003
------------------------
    Martin L. Garcia

/s/ James K. Murray III     Director                           March 31, 2003
------------------------
    James K. Murray III

                                 CERTIFICATIONS

        I, Phillip S. Dingle, certify that:


        1. I have reviewed this annual report on Form 10-K/A of the registrant, PlanVista Corporation;


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


Date:   November 21, 2003                   /s/ Phillip S. Dingle
                                            ------------------------------------
                                            Phillip S. Dingle
                                            Chairman and Chief Executive Officer

                                 CERTIFICATIONS


        I, Bennett Marks, certify that:

        1. I have reviewed this annual report on Form 10-K/A of the registrant, PlanVista Corporation;


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


Date:    November 21, 2003             /s/ Bennett Marks
                                       -----------------------------------------
                                       Bennett Marks
                                       Chief Financial Officer

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


As disclosed in Note 18, the Company restated the consolidated financial statements as of December 31, 2002 and for the year then ended, to classify the Company's Series C Preferred Stock as temporary equity rather than as a component of stockholders' equity.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
March 20, 2003, except for Note 18, for which the date is November 19, 2003 Tampa, Florida

                              PLANVISTA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                               DECEMBER 31,
                                                                                   --------------------------------------
                                                                                         2002                 2001
                                                                                   -----------------    -----------------
                                     ASSETS                                           (Restated -
                                                                                        Note 18)
Current assets:
  Cash and cash equivalents .................................................      $           1,198    $             395
  Accounts receivable, net of allowance for doubtful
   accounts of $1,985 and $6,236 at December 31,
   2002 and 2001, respectively ..............................................                  7,989                7,319
  Prepaid expenses and other current assets .................................                    174                  327
  Refundable income taxes ...................................................                  1,600                  608
                                                                                   -----------------    -----------------
          Total current assets ..............................................                 10,961                8,649
Property and equipment, net .................................................                  1,541                1,804
Other assets, net ...........................................................                    678                  267
Goodwill, net ...............................................................                 29,405               29,405
                                                                                   -----------------    -----------------
          Total assets ......................................................      $          42,585    $          40,125
                                                                                   =================    =================
       LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ..........................................................      $           2,903    $           3,308
  Accrued liabilities .......................................................                  5,574               12,934
  Deferred revenue ..........................................................                    950                    -
  Current portion of long-term debt .........................................                    356                  308
                                                                                   -----------------    -----------------
          Total current liabilities .........................................                  9,783               16,550
Long-term debt and notes payable ............................................                 45,188               75,778
Other long-term liabilities .................................................                  1,003                1,087
                                                                                   -----------------    -----------------
          Total liabilities .................................................                 55,974               93,415
                                                                                   -----------------    -----------------
Commitments and contingencies

Common stock with make-whole provision (813,273 shares) .....................                  5,000                    -
  Series C convertible preferred stock, $0.01 par value, 40,000 shares
   authorized, 31,092 shares issued and outstanding at December 31, 2002 ....                 77,217                    -
Stockholders' equity (deficit):
  Common stock, $0.01 par value, 100,000,000 authorized, 15,956,021 shares
    issued at December 31, 2002 and, 15,445,880 at December 31, 2001 ........                    159                  154
  Additional paid-in capital ................................................                 45,602               92,335
  Treasury stock at cost, 1,944 shares at December 31, 2002 and 13,597 at
   December 31, 2001 ........................................................                    (38)                (265)
  Deficit ...................................................................               (141,329)            (145,514)
                                                                                   -----------------    -----------------
          Total stockholders' equity (deficit) .............................                 (95,606)             (53,290)
                                                                                   -----------------    -----------------
          Total liabilities, temporary equity and stockholders'
              equity ........................................................      $          42,585    $          40,125
                                                                                   =================    =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              PLANVISTA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                      YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------------
                                                                              2002                2001              2000
                                                                       ----------------    ---------------   ----------------
Operating revenue ..................................................   $         33,141    $        32,918   $         26,964
                                                                       ----------------    ---------------   ----------------
Cost of operating revenue:
  Marketing allowances .............................................                559                308                295
  Personnel expense ................................................              8,474              9,137              8,301
  Network access fees ..............................................              5,122              5,343              3,896
  Other ............................................................              5,267              6,213              3,993
  Depreciation .....................................................                528                467                303
                                                                       ----------------    ---------------   ----------------
       Total cost of operating revenue .............................             19,950             21,468             16,788
                                                                       ----------------    ---------------   ----------------
  Bad debt expense .................................................              3,356              3,348                649
  Offering costs ...................................................              1,213                  -                  -
  Amortization of goodwill .........................................                  -              1,378              1,380
  Loss on impairment of intangible assets ..........................                  -                  -              5,513
  Loss (gain) on sale of investments, net ..........................                  -              2,503               (332)
  Interest expense .................................................              5,628             12,098             10,489
  Other (income) expense ...........................................                  -               (175)               868
                                                                       ----------------    ---------------   ----------------
       Total expenses ..............................................             30,147             40,620             35,355
                                                                       ----------------    ---------------   ----------------

Income (loss) before (benefit) provision for income taxes,
 discontinued operations, loss on sale of discontinued operations, extraordinary loss, and cumulative effect of change in accounting
 principle .........................................................              2,994             (7,702)            (8,391)
(Benefit) provision for income taxes ...............................             (1,191)            26,811             (3,263)
                                                                       ----------------    ---------------   ----------------

Income (loss) before discontinued operations, loss on sale of discontinued operations, extraordinary loss and cumulative effect
 of change in accounting principle .................................              4,185            (34,513)            (5,128)
Loss from discontinued operations, net of taxes ....................                  -               (555)           (58,804)
Loss on sale of discontinued operations, net of taxes ..............                  -            (10,077)           (39,333)
Extraordinary loss, net of taxes ...................................                  -                  -               (954)
Cumulative effect of change in accounting principle, net of taxes ..                  -                (76)              (258)
                                                                       ----------------    ---------------   ----------------
Net income (loss) ..................................................              4,185            (45,221)          (104,477)
Preferred stock accretion and preferred stock dividends ............            (48,777)                 -                  -
                                                                       ----------------    ---------------   ----------------
Loss attributable to common stockholders ...........................   $        (44,592)   $       (45,221)  $       (104,477)
                                                                       ================    ===============   ================

Basic loss per share applicable to Common Stockholders:
   Income (loss) from continuing operations ........................   $           0.25    $         (2.37)  $          (0.37)
   Loss from discontinued operations ...............................                  -              (0.04)             (4.30)
   Loss from sale of discontinued operations .......................                  -              (0.70)             (2.88)
   Extraordinary loss ..............................................                  -                  -              (0.07)
   Cumulative effect of change in accounting principle .............                  -                  -              (0.02)
   Preferred stock accretion and preferred stock dividends .........              (2.97)                 -                  -
                                                                       ------------------  ---------------   ----------------
   Loss applicable to common stockholders ..........................   $          (2.72)   $         (3.11)  $          (7.64)
                                                                       ================    ===============   ================
Basic weighted average number of shares outstanding ................             16,427             14,558             13,679
                                                                       ================    ===============   ================

Diluted loss per share applicable to Common Stockholders:
   Income (loss) from continuing operations ........................   $           0.25    $         (2.37)  $          (0.37)
   Income (loss) from discontinued operations ......................                  -              (0.04)             (4.30)
   Loss from sale of discontinued operations .......................                  -              (0.70)             (2.88)
   Extraordinary loss ..............................................                  -                  -              (0.07)
   Cumulative effect of change in accounting principle .............                  -                  -              (0.02)
   Preferred stock accretion and preferred stock dividends .........              (2.97)                 -                  -
                                                                       ----------------    ---------------   ----------------
   Loss applicable to common stockholders ..........................   $          (2.72)   $         (3.11)  $          (7.64)
                                                                       ================    ===============   ================
Diluted weighted average number of shares outstanding ..............             16,427             14,558             13,679
                                                                       ================    ===============   ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              PLANVISTA CORPORATION
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND
                              COMPREHENSIVE INCOME
                                   (Restated)
                       (in thousands except share amounts)


                                       Comprehensive    Common    Additional   Treasury     Retained    Unrealized         Total
                                          Income        Stock       Paid-in      Stock      Earnings    Appreciation
                                                                    Capital                 (Deficit)   on Investments
                                                                                                        Available for
                                                                                                             Sale
 Balance at December 31, 1999 ........                $     152    $ 110,357   $ (30,006)   $   4,184     $   1,594      $  86,281
  Issuance of 1,718 shares in
connection with the directors'
compensation plan ....................                       --           20           --           --           --             20
Issuance of 12,708 shares in
connection with the employee stock
purchase plan ........................                       --           37           --           --           --             37
Issuance of 1,100 shares in
connection with stock option plans ...                       --            3           --           --           --              3
 Net loss ............................   $(104,477)          --           --           --     (104,477)          --       (104,477)
  Unrealized depreciation on
investment available for sale ........      (2,204)          --           --           --           --       (2,204)        (2,204)
  Comprehensive loss .................   $(106,681)
 Balance at December 31, 2000 ........                      152      110,417      (30,006)    (100,293)        (610)       (20,340)
  Issuance of 8,725 shares in
connection with the directors'
compensation plan ....................                       --           57           --           --           --             57
    Issuance of 2,051 shares in
connection with the employee stock
purchase plan ........................                       --           22           --           --           --             22
  Issuance of 189,301 shares in
connection with stock option plans ...                        2          480           --           --           --            482
  Issuance of 1,011,071 shares in
HealthPlan Holdings, Inc. ............                       --      (11,905)      19,205           --           --          7,300
 Issuance of 553,500 shares in
connection with lending activities ...                       --       (6,736)      10,536           --           --          3,800
 Net loss ............................   $ (45,221)          --           --           --      (45,221)          --        (45,221)
  Unrealized depreciation on
investment available for sale ........         610           --           --           --           --          610            610
  Comprehensive loss .................   $ (44,611)
 Balance at December 31, 2001 ........                      154       92,335         (265)    (145,514)          --        (53,290)
   Issuance of 18,701 shares in
connection with the directors'
compensation plan ....................                       --           26           --           --           --             26
  Issuance of 298,195 shares in
settlement of subordinated notes .....                        4        1,610           --           --           --          1,614
   Issuance of 156,490 shares to
HealthPlan Holdings, Inc. ............                        1          408          227           --           --            636
  Issuance of 29,000 shares in
connection with settlement of
senior notes .........................
Net income ...........................   $   4,185           --           --           --        4,185           --          4,185
 Preferred stock accretion and
preferred stock dividend .............                       --      (48,777)          --           --           --        (48,777)
   Comprehensive income ..............   $   4,185
Balance at December 31, 2002
(As restated).........................                $     159    $  45,602    $     (38)   $(141,329)          --      $ (95,606)


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

2.      BANK RESTRUCTURING AND REORGANIZATION

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

        The holders of the Series C convertible preferred stock are entitled to receive a Liquidation Preference, as defined, upon certain circumstances including but not limited to a change in our control or our involuntary liquidation. As a result of these circumstances being outside our control, the Series C convertible preferred stock is classified at December 31, 2002 (see
Note 18) in the temporary equity section of the accompanying consolidated balance sheet.

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

        We entered into a registration rights agreement in favor of HealthPlan Holdings with respect to the 709,757 shares we issued to them at closing. This Registration Rights Agreement required that we file a registration statement covering the issued shares as soon as practicable after the closing of their purchase of such shares. The Agreement also contained provisions requiring redemption of such shares or the issuance of certain additional penalty shares (in the event that our lenders prohibited redemption), if such registration statement did not become effective by certain specified time periods. Because the registration statement we filed with the Securities and Exchange Commission covering such shares was not declared effective within the required time periods, we issued to HealthPlan Holdings the maximum number of penalty shares specified by the registration rights agreement, which was 200,000 shares of our common stock. As a result of the issuance of such loss on additional shares, we recorded an expense of $730,000 in 2001 and $350,000 in 2002. As of this date, we still have not registered the 709,757 purchased shares.


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


                                             YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                         2002         2001        2000
                                       ---------    ---------   ----------
Net loss attributable to
 common stock (in thousands):
    As reported                        $ (44,592)   $ (45,221)  $ (104,477)
    Pro forma                            (44,598)     (46,269)    (105,352)
Net income (loss) per share:
    Basic as reported                  $   (2.72)   $   (3.11)  $    (7.64)
    Basic pro forma                        (2.72)       (3.18)       (7.70)
    Diluted as reported                    (2.72)       (3.11)       (7.64)
    Diluted pro forma                      (2.72)       (3.18)       (7.70)


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

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. Therefore, had this Statement been effective for the year ended December 31, 2000, the extraordinary loss of $954,000, net of taxes, would have been reclassified to operations and would have increased the loss before discontinued operations, loss on sale of discontinued operations and cummulative effect of change in accounting principle.


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

5.      CONCENTRATION OF CUSTOMERS

        We are a party to a variety of contracts to provide medical cost containment and business process outsourcing services. For the years ended December 31, 2002, 2001 and 2000, our three largest customers accounted for approximately 19.6%, 24.6%, and 33.0%, respectively, of total operating reven-ues. For the years ended December 31, 2002 and 2001, no single customer accoun-ted for more than 10% of total operating revenues. For the year ended Dec-ember 31, 2000, two of our largest customers accounted for more than 10% of total operating revenue. Customer A represents 13.7% and Customer B represents 12.2% of our operating revenue for the year ended December 31, 2000.

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


                                                                          YEAR ENDED DECEMBER 31,
                                                                  2002              2001             2000
                                                            -------------     --------------  --------------
Loss attributable to common shareholders as reported ....   $     (44,592)    $      (45,221) $     (104,477)
Add back: amortization of goodwill ......................               -              1,378           1,380
                                                            -------------     --------------  --------------
Adjusted loss attributable to common shareholders .......   $     (44,592)    $      (43,843) $     (103,097)
                                                            =============     ==============  ==============
Basic earnings per share:
Loss attributable to common shareholders as reported ....   $       (2.72)    $        (3.11) $        (7.64)
Add back: amortization of goodwill ......................               -               0.09            0.10
                                                            -------------     --------------  --------------
Adjusted loss attributable to common shareholders .......   $       (2.72)    $        (3.02) $        (7.54)
                                                            =============     ==============  ==============
Diluted earnings per share:
Net income (loss) as reported ...........................   $       (2.72)    $        (3.11) $        (7.64)
Add back: amortization of goodwill ......................               -               0.09            0.10
                                                            -------------     --------------  --------------
Adjusted loss attributable to common shareholders .......   $       (2.72)    $        (3.02) $        (7.54)
                                                            =============     ==============  ==============
Basic weighted average number of shares outstanding ....    $      16,427     $       14,558  $       13,679
                                                            =============     ==============  ==============
Diluted weighted average number of shares outstanding ..    $      16,427     $       14,558  $       13,679
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


                                                                  NET (LOSS)
                                                               ATTRIBUTABLE TO
                                                                 COMMON STOCK           SHARES         PER SHARE
                                                                (IN THOUSANDS)      (IN THOUSANDS)       AMOUNT
       2002
       Loss per share applicable to common stock-basic        $          (44,952)           16,427    $     (2.72)
       Effect of dilutive securities:                                          -                 -              -
                                                              ------------------    --------------    -----------
       Loss per share applicable to common stock-
         assuming dilution                                    $          (44,952)           16,427    $     (2.72)
                                                              ==================    ==============    ===========

       2001
       Loss per share applicable to common stock-basic        $          (45,221)           14,558    $     (3.11)
       Effect of dilutive securities:                                         -                  -              -
                                                              ------------------    --------------    -----------
       Loss per share of common stock--
         assuming dilution                                    $          (45,221)           14,558    $     (3.11)
                                                              ==================    ==============    ===========

       2000
       Loss per share applicable to common stock-basic        $         (104,477)           13,679    $     (7.64)
       Effect of dilutive securities:                                          -                 -              -
                                                              ------------------    --------------    -----------
       Loss per share of common stock--
         assuming dilution                                    $         (104,477)           13,679    $     (7.64)
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


18.      Restatement

         The accompanying financial statements include our restated consolidated balance sheet at December 31, 2002, after determination that our Series C convertible preferred stock, as further described in paragraph 4 of Note 2, should be classified as temporary equity. This restatement is limited solely to classifying the aggregate of our Series C convertible preferred stock in the amount of $77.2 million at December 31, 2002 from permanent stockholders' deficit to the temporary equity section of the consolidated balance sheet.

         The restatement had no effect on our statements of operations or cash flows.

         The following table summarizes the impact of the correction as of December 31, 2002:

         Liabilities, Temporary Equity and Stockholders' Deficit (in part) at December 31, 2002:

                                                   As Reported     As Restated
                                                   -----------     -----------
Series C convertible preferred stock (including
  accrued dividends) ............................  $       -       $  77,217
Stockholders' deficit:
  Series C convertible preferred stock ..........     77,217               -
Total stockholders' deficit .....................  $ (18,389)      $ (95,606)

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
and Shareholders of
PlanVista Corporation

        Our audits of the consolidated financial statements referred to in our report dated March 20, 2003, except for Note 18, for which the date is November 19, 2003 appearing on page F-1 of this Form 10-K of PlanVista Corporation also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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