Form 10-Q/A
period 2003-03-31
PLANVISTA CORP
filed 2003-11-25
CIK 942319

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

PLANVISTA CORPORATION

INTRODUCTION TO FORM 10-Q/A

This Form 10-Q/A is being filed to reflect the restated condensed consolidated balance sheets of PlanVista Corporation (the “Company”) at March 31, 2003 and December 31, 2002 and the restated condensed consolidated statement of stockholders' equity (deficit) for the three months ended March 31, 2003, after determination that its Series C convertible preferred stock (the “Series C stock”) should be classified as temporary equity. This restatement is limited to classifying the aggregate of the Company’ Series C stock in the amount of $96.2 million and $77.2 million at March 31, 2003 and at December 31, 2002, respectively, from permanent stockholders’ deficit to the temporary equity section of the condensed consolidated balance sheet.

The restatement had no effect on the Company’s statements of operations, assets, or cash flows.

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

PLANVISTA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands except share amounts)

	March 31, 2003	December 31, 2002

ASSETS	(Restated - Note 2)	(Restated - Note 2)
Current assets:
Cash and cash equivalents	$1,906	$1,198
Accounts receivable, net of allowance for doubtful accounts of $2,256 and $1,985 at March 31, 2003 and December 31, 2002, respectively	8,101	7,989
Prepaid expenses and other current assets	488	174
Refundable income taxes	1,326	1,600

Total current assets	11,821	10,961
Property and equipment, net	1,492	1,541
Other assets, net	714	678
Goodwill, net	29,405	29,405

Total assets	$43,432	$42,585

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,744	$2,903
Accrued liabilities	5,242	5,574
Deferred revenue	950	950
Current portion of long-term debt	356	356

Total current liabilities	9,292	9,783
Long-term debt and notes payable	45,089	45,188
Other long-term liabilities	953	1,003

Total liabilities	55,334	55,974

Commitments and contingencies
Common stock with make-whole provision (813,273 shares)	5,000	5,000
Series C convertible preferred stock, $0.01 par value; 40,000 shares authorized, 31,092 issued and outstanding	94,164	77,217
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 100,000,000 shares authorized, 15,977,084 issued at March 31, 2003 and 15,956,021 at December 31, 2002	159	159
Additional paid-in capital	28,655	45,602
Treasury stock at cost, 7,940 shares at March 31, 2003 and 7,940 at December 31, 2002	(38)	(38)
Accumulated deficit	(139,842)	(141,329)

Total stockholders’ deficit	(111,066)	(95,606)

Total liabilities, temporary equity and stockholders’ equity (deficit)	$43,432	$42,585

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

PLANVISTA CORPORATION
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Restated)
(Unaudited)
(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total

Balance at December 31, 2002 (as restated)	$159	$45,602	$(38)	$(141,329)	$(95,606)
Accretion of Series C convertible preferred stock	—	(16,947)	—	—	(16,947)
Net income	—	—	—	1,487	1,487

Balance at March 31, 2003 (as restated)	$159	$28,655	$(38)	$(139,842)	$(111,066)

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

2.       Restated Financial Statements

          The accompanying financial statements include our restated condensed consolidated balance sheets at March 31, 2003 and December 31, 2002, after determination that our Series C stock, as further described in Note 5, should be classified as temporary equity. This restatement is limited solely to classifying the aggregate of our Series C stock in the amounts of $94.2 million and $77.2 million at March 31, 2003 and December 31, 2002, respectively, from permanent stockholders' deficit to the temporary equity section of the condensed consolidated balance sheets. The restatement had no effect on our condensed consolidated statements of operations or cash flows.

          The following table summarizes the impact of the restatement as of March 31, 2003 and December 31, 2002:

March 31, 2003:	As Reported	As Restated
Series C preferred stock (including accrued dividends)	$—	$94,164
Stockholders' deficit:
Preferred stock	94,164	—
Total stockholders' deficit	$(16,902)	$(111,066)
December 31, 2002:	As Reported	As Restated
Series C preferred stock (including accrued dividends)	$—	$77,217
Stockholders' deficit:
Preferred stock	77,217	—
Total stockholders' deficit	$(18,389)	$(95,606)

3.       Bank Restructuring, Reorganization, and Related Subsequent Events

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

          The holders of the Series C convertible preferred stock are entitled to a Liquidation Preference, as defined, upon certain circumstances, included but not limited to, a change in control of us, or our involuntary liquidation. As a result of these circumstances being outside our control, the Series C convertible preferred stock is classified at March 31, 2003 and December 31, 2003 (see Note 2) in the temporary equity section of the accompanying condensed consolidated balance sheets.

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

4.       Significant Accounting Policies

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

          Income Taxes

          We recognize deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Due to cumulative losses in recent years, we have recorded a valuation allowance on our deferred tax assets at March 31, 2003 and December 31, 2002.

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

5.       Notes Payable and Credit Facilities

          As part of our business strategy, we pursued the restructure of our credit facility during the second half of 2001 and the first quarter of 2002.  As of March 31, 2002, we had debt outstanding to our senior lenders totaling approximately $64.7 million and accrued and unpaid interest and fees totaling approximately $4.2 million. On April 12, 2002 (the “Effective Date”), we closed a transaction for the restructure and refinancing of our existing bank debt. Under the terms of the restructuring, in exchange for the outstanding principal, accrued and unpaid interest and fees due to our lenders, we entered into a $40.0 million term loan that accrues interest at prime plus 1.0% with interest payments due monthly. Quarterly principal payments of $50,000 became due beginning June 30, 2002, and the term loan is due in full on May 31, 2004. The term loan is collateralized by all of our assets. The restructured credit facility does not include a line of credit or the ability to borrow additional funds. The remainder of the amounts due to our senior lenders was exchanged for approximately $29.0 million of our Series C convertible preferred stock and an additional promissory note in the amount of $184,872. The terms of the Series C convertible preferred stock are disclosed in Note 3.  As described in Note 3, the restructured credit facility contains certain financial covenants including minimum monthly EBITDA levels, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio, and maximum quarterly and annual extraordinary expenses (as defined in the Agreement).  Beginning in 2003, the required minimum EBITDA levels are $1.0 million in January 2003, $700,000 in February 2003, $800,000 from March 2003 through July 2003, and $1.0 million thereafter.  From January 2003 through March 2003, we were in compliance with these financial covenants under the terms of the restructured agreements.

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

          As of March 31, 2003 and December 31, 2002, respectively, PlanVista had additional notes and other obligations totaling approximately $10.6 million and $11.0 million, respectively, related to a 1993 acquisition, a 1998 acquisition, and equipment purchases, and related to the HealthPlan Holdings transaction. As described in Note 3, included in these totals was a $5.0 million note related to the HealthPlan Holdings transaction that converted to 813,273 shares of our common stock on April 12, 2002, subject to guarantee that provides HealthPlan Holdings with $5.0 million in gross proceeds from the sale of the stock. The number of shares of common stock issued in satisfaction of this note was based on the average closing price of our common stock for the 10 days immediately prior to the conversion. Also included in the total was  $4.0 million of notes payable to CENTRA Benefits, Inc. (“Centra”) originally delivered in connection with the 1998 acquisition, which was restructured so that amended and restated notes totaling $4.3 million (representing the principal under the original notes plus accrued unpaid interest) were issued to Centra under terms including interest at 12.0% (payable in additional shares of our common stock, except under specified circumstances) and a maturity date of December 1, 2004. In connection with the restructuring of the Centra notes, we also issued to Centra warrants to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.25 over the market price of the stock on the date of the issuance of the restructured notes (based on the average trading price during the ten trading days preceding such note restructure), subject to reduction to a price equal to the conversion price of the Series C convertible preferred stock upon the happening of certain events.

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

6.       Accounting for Stock-Based Compensation

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

	For the Three Months Ended March 31,

	2003	2002

(Loss) income applicable to common stockholders, as reported	$(15,460)	$669
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	—	(6)

Pro forma net (loss) income applicable to common stockholders	$(15,460)	$663

(Loss) earnings applicable to common stockholders:
Basic - as reported	$(0.92)	$0.04

Basic - pro forma	$(0.92)	$0.04

Diluted - as reported	$(0.92)	$0.04

Diluted - pro forma	$(0.92)	$0.04

7.       Litigation

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

          We are currently negotiating certain disputes regarding the closing balance sheet of the HealthPlan Services business that we sold to HealthPlan Holdings in June 2001.  See Note 3.

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

          On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and  Technical Corrections” (“SFAS No. 145”).  SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not impact the accompanying financial statements.

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

          On January 17, 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which imposes a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs.  A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary must consolidate it.  Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest.  Certain transition disclosures are required for all financial statements issued after January 31, 2003.  The ongoing disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003.  We do not believe FIN 46 will have an impact on us.

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

          The restructured credit facility does not include a line of credit or the ability to borrow any additional funds.  In exchange for retirement of the remaining amounts due to the lenders, we issued 29,000 shares of our newly authorized Series C convertible preferred stock and an additional note in the amount of $184,872.  The Series C convertible preferred stock accrues dividends at 10.0% per annum during the first twelve months from issuance and at 12.0% per annum thereafter.  Dividends are payable quarterly in additional shares of Series C convertible preferred stock or, at our option, in cash.  We have chosen to pay dividends in the form of additional shares, and to date we have issued to the Series C holders an aggregate of 2,809 additional shares of Series C convertible preferred stock.  In connection with the restructuring, we issued an additional note to Wachovia Bank, National Association (referred to as Wachovia), the administrative agent for our lending group, in the amount of $64,000 for administrative agent fees.  The restructured credit agreement contains certain financial covenants, including minimum monthly EBITDA levels (defined as earnings before interest, taxes, depreciation, and amortization and adjusted for non-cash items deducted in calculating net income and severance, if any, paid to certain of our officers), maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on our operating cash flows, and maximum quarterly and annual extraordinary expenses (excluding certain pending and threatened litigation, indemnification agreements, and certain other matters as defined in the restructured agreement).  The required monthly minimum EBITDA levels for the third quarter of 2002 averaged approximately $808,000.  The required monthly minimum EBITDA level was $1.0 million from October 2002 through January 2003, and decreased to $700,000 in February 2003.  For March 2003 through July 2003, the monthly minimum EBITDA is $800,000, and it will increase to $1.0 million per month thereafter.  From April 12, 2002 through November 30, 2002, we were in compliance with these financial covenants for each reporting period required under the terms of the restructured agreement.  During December 2002, we were not in compliance with our EBITDA covenant and we subsequently obtained a waiver from our senior lenders for this non-compliance. From January 1, 2003 through March 31, 2003, we were in compliance with these financial covenants under the terms of the restructured agreement.

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

          In addition, the holders of the Series C convertible preferred stock are entitled to receive a Liquidation Preference, as defined, upon certain circumstances including, but not limited to, a change in control or our involuntary liquidation. As a result of these circumstances being outside our control, the Series C convertible preferred stock has been reclassified to the temporary equity section of the balance sheet at December 31, 2002 from permanent equity. This restatement did not impact our cash flows or liquidity.

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

          On April 30, 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  SFAS No. 145 also eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002.  The adoption of SFAS No. 145 did not impact the accompanying financial statements.

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

          On January 17, 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which imposes a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs.  A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties.  Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest.  If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary must consolidate it.  Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest.  Certain transition disclosures are required for all financial statements issued after January 31, 2003.  The ongoing disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003.  We do not believe FIN 46 will have an impact on us.

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

PLANVISTA CORPORATION

Date: November 21, 2003	/s/ PHILLIP S. DINGLE

Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2003	/S/ BENNETT MARKS

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Phillip S. Dingle, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of the registrant, PlanVista Corporation;

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

Phillip S. Dingle Chairman and Chief Executive Officer

CERTIFICATIONS

I, Bennett Marks, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of the registrant, PlanVista Corporation;

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

Bennett Marks Executive Vice President and Chief Financial Officer