Form 10-Q/A
period 2003-06-30
PLANVISTA CORP
filed 2003-11-25
CIK 942319

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

PLANVISTA CORPORATION

INTRODUCTION TO FORM 10-Q/A

This Form 10-Q/A is being filed to reflect the restated condensed consolidated balance sheets of PlanVista Corporation (the “Company”) at June 30, 2003 and December 31, 2002, and the restated condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2003 after determination that its Series C convertible preferred stock (the “Series C stock”) should be classified as temporary equity. This restatement is limited to classifying the aggregate of the Company’s Series C stock in the amount of $111.4 million and $77.2 million at June 30, 2003 and at December 31, 2002, respectively, from permanent stockholders’ deficit to the temporary equity section of the condensed consolidated balance sheet.

The restatement had no effect on the Company’s statements of operations, assets, or cash flows.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PLANVISTA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands except share amounts)

	June 30,	December 31,
	2003	2002
	(Restated)	(Restated)
	- Note 2	- Note 2

ASSETS

Current assets:
Cash and cash equivalents	$2,711	$1,198
Accounts receivable, net of allowance for doubtful accounts of $2,341 and $1,985 at June 30, 2003 and December 31, 2002, respectively	7,812	7,989
Prepaid expenses and other current assets	528	174
Refundable income taxes	—	1,600

Total current assets	11,051	10,961
Property and equipment, net	1,472	1,541
Other assets	1,006	678
Goodwill	29,405	29,405

Total assets	$42,934	$42,585

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,514	$2,903
Accrued liabilities	4,669	5,574
Income tax payable	350	—
Deferred revenue	950	950
Current portion of long-term debt	38,489	356

Total current liabilities	46,972	9,783
Long-term debt, less current portion	5,980	45,188
Other long-term liabilities	899	1,003

Total liabilities	53,851	55,974

Commitments and contingencies

Common stock with make-whole provisions	5,000	5,000
Series C convertible preferred stock, $0.01 par value; 40,000 shares authorized; 31,810 shares and 31,092 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	111,352	77,217

Stockholders’ deficit:
Common stock, $0.01 par value; 100,000,000 shares authorized, 16,787,449 shares issued at June 30, 2003 and and 16,761,354 shares issued at December 31, 2002	168	168
Additional paid-in capital	11,969	45,593
Treasury stock at cost, 7,940 shares at June 30, 2003 and December 31, 2002	(38)	(38)
Accumulated deficit	(139,368)	(141,329)

Total stockholders’ deficit	(127,269)	(95,606)

Total liabilities, temporary equity and stockholders’ deficit	$42,934	$42,585

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

PLANVISTA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Restated)

(Unaudited)

(in thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2002 (as restated)	$168	$45,593	$(38)	$(141,329)	$(95,606)
Accretion of Series C convertible preferred stock	—	(32,540)	—	—	(32,540)
Preferred stock dividends	—	(1,595)	—	—	(1,595)
Warrants issued to ProxyMed, Inc.	—	496	—	—	496
Warrants issued to consultants	—	15	—	—	15
Net income	—	—	—	1,961	1,961

Balance, June 30, 2003 (as restated)	$168	$11,969	$(38)	$(139,368)	$(127,269)

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

2. Restated Financial Statements

The accompanying financial statements include our restated condensed consolidated balance sheets at June 30, 2003 and December 31, 2002, after determination that our Series C stock, as further described in Note 6, should be classified as temporary equity. This restatement is limited solely to classifying the aggregate of our Series C stock in the amounts of $111.4 million and $77.2 million at June 30, 2003 and December 31, 2002, respectively, from permanent stockholders’ deficit to the temporary equity section of the condensed consolidated balance sheet. The restatement had no effect on our condensed consolidated statements of operations ar cash flows.

The following table summarizes the impact of the restatement as of June 30, 2003 and December 31, 2002:

June 30, 2003:	As Reported	As Restated
Series C preferred stock (including accrued dividends)	$—	$111,352
Stockholders’ deficit:
Preferred stock	111,352	—
Total stockholders’ deficit	$(15,917)	$(127,269)

December 31, 2002:	As Reported	As Restated
Series C preferred stock (including accrued dividends)	$—	$77,217
Stockholders’ deficit:
Preferred stock	77,217	—
Total stockholders’ deficit	$(18,389)	$(95,606)

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

Income Taxes

We recognize deferred assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Due to cumulative losses in recent years, we have recorded a valuation allowance on our deferred tax assets at June 30, 2003 and December 31, 2002.

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

On March 7, 2003, PVC Funding Partners LLC, an affiliate of Commonwealth Associates, LP and Comvest Venture Partners, acquired from our senior lenders 29,851 shares, or 96.0%, of our outstanding Series C convertible preferred stock. This Series C convertible preferred stock was purchased from the original senior lenders on a prorata basis at a price of $33.50 per share. The original senior lenders continue to hold the remaining 4.0% of the Series C convertible preferred stock. In connection with the transaction, PVC Funding Partners also acquired $20.5 million in principal amount of our outstanding bank debt from the original senior lenders. There is an intercreditor agreement between PVC Funding Partners and the original senior lenders which provides that, until the occurrence of a Board Shift Event (as defined in Note 6), PVC Funding Partners has all of the rights of the original senior lenders under the restructured credit agreements, except that (a) PVC Funding Partners’ rights to mandatory prepayments and other principal payments prior to the maturity date are subordinated to the original senior lenders’ rights to those payments, and (b) PVC Funding Partners’ notes will be voted consistently with and on the same percentage basis as the original senior lenders with respect to all matters required to be submitted to a vote or consent of original senior lenders, except for matters related to certain fundamental changes in the loan terms. Upon the first occurrence of a Board Shift Event, which would allow PVC Funding Partners to appoint an additional board member and thus obtain control of our Board of Directors, PVC Funding Partners has the option of not exercising their right to obtain such control. If, within fifteen days of a first Board Shift Event, PVC Funding Partners notifies the original senior lenders that they will not exercise their right to control our board, then the original senior lenders will have the option to repurchase 14,304 shares of the Series C convertible preferred stock, at a price of $33.50 per share. If PVC Funding Partners exercises their right to obtain control of our board, or fails to timely notify the original senior lenders that they will not exercise this right, then the debt held by PVC Funding Partners will automatically be subordinated to the debt held by the original senior lenders.

As of March 31, 2003 and December 31, 2002, we had additional notes and other obligations totaling approximately $5.6 million and $6.0 million, respectively (excluding the “make-whole” obligation described in Note 6 acquisition, a 1998 acquisition, and equipment purchases. Included in the total outstanding balance was $4.3 million of notes payable to CENTRA Benefits, Inc. (“Centra”) in connection with the 1998 acquisition, bearing interest at 12.0% per annum (payable in additional shares of our common stock, except under specified circumstances), with a maturity date of December 1, 2004 pursuant to a restructuring in April 2002. In connection with the April 2002 restructuring, we issued to Centra warrants to purchase 200,000 shares of our common stock at an exercise price of $6.40, which was $0.25 over the market price of the stock on the date of the issuance of the restructured notes. Effective March 31, 2003, we again renegotiated the Centra note terms. In particular, we extended the maturity date of the notes to April 1, 2006, reduced the interest rate to 6.0% per annum, and fixed the conversion price on the notes at one share of common stock for each dollar of principal outstanding. In addition, we issued a new convertible note equal to the amount of accrued and unpaid interest payable to Centra related to the restructured notes in the amount of approximately $500,000. This note has the same terms and conditions as the restructured notes. Immediately upon completion of this restructuring, PVC Funding Partners acquired slightly more than 50.0% of the face value of the notes, including the new note, from Centra. The remaining portion is still held by Centra.

On April 12, 2002, we extended the maturity date of notes totaling $500,000 due to one current and one former member of our Board of Directors to December 1, 2004. These notes bear interest, which accrues at prime plus 4.0% per annum, but payment of interest is subordinated and deferred until all senior obligations are paid.

6. Preferred Stock, Common Stock, and Related Events

On April 12, 2002, in connection with a restructuring of certain bank debt discussed in Note 5, we issued $29.0 million of Series C convertible preferred stock (the “Series C stock”). The Series C stock accrued dividends at 10.0% per annum during the first 12 months from issuance and is currently fixed at a rate of 12.0% per annum. Dividends are payable quarterly in additional shares of Series C stock or, at our option, in cash. As of June 30, 2003, we have chosen to pay dividends in the form of additional shares, and we have issued an aggregate of 2,810 additional shares of Series C stock as dividends. At any time after October 12, 2003, the Series C stock may be converted into shares of our common stock at the rate of 773.96 shares of common stock for each share of Series C stock, or a total of 24,619,668 shares of our common stock upon full conversion, subject to adjustment. The Series C stock has weighted-average anti-dilution protection and a provision that, subject to certain adjustments, the Series C stock will not convert into less than 51% of our common stock on a fully diluted basis.

The holders of the Series C stock are entitled to receive a Liquidation Preference, as defined, upon certain circumstances including but not limited to a change in our control on our involuntary liquidation . As a result of these circumstances being outside our control, the Series C stock is classified at June 30, 2003 and December 31, 2002 (see Note 2) in the temporary equity section of the accompanying condensed consolidated balance sheets.

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

9. Recent Accounting Pronouncements

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

The restructured credit agreement contains certain financial covenants, including minimum monthly EBITDA levels, as defined in the agreement, maximum quarterly and annual capital expenditures, a minimum quarterly fixed charge ratio that is based primarily on our operating cash flows, and maximum quarterly and annual extraordinary expenses, as defined in the agreement. The required monthly minimum EBITDA level for July 2003 is $800,000, and it will increase to $1.0 million per month thereafter. While we are in compliance with the financial covenants as of June 30, 2003, there is no assurance that we will remain in compliance in future periods. If we are not in compliance, the senior lenders could demand repayment of our obligations. In such event, there can be no assurance that we would be able to repay the indebtedness, or refinance such indebtedness on terms that are acceptable to us.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liability and equity. Specifically, SFAS No. 150 provides guidance as to which items should be classified as liabilities that were previously reported as equity or as a mezzanine item reported between liabilities and equity. SFAS No. 150 is effective for all reporting periods after June 15, 2003. The adoption of SFAS No. 150 will require us to report the common stock with make-whole provision as a liability on the condensed consolidated balance sheet as of September 30, 2003.

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

Item 2. Changes in Securities and Use of Proceeds.

Effective March 31, 2003, we restructured $4.3 million in convertible notes to CENTRA Benefits, Inc. (“Centra”) in a private transaction pursuant to Section 4(2) of the Securities Act of 1933. Concurrently, PVC Funding Partners purchased 50% of the notes from Centra. The terms of the notes, which are described in more detail in Note 5 to the Financial Statements, provide for conversion into shares of our common stock at a rate of $1.00 per share.

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

On June 10, 2003, we issued a warrant to ProxyMed, Inc. to acquire 15.0% of our outstanding common stock at the time of exercise, calculated on a fully diluted basis, at an exercise price of $1.95 per share. We issued the warrant in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, in connection with a joint marketing arrangement with ProxyMed, which is described in more detail in Note 7 to the Financial Statements.

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